Form 10-K
period 2012-10-31
BESPOKE TRICYCLES INC
filed 2013-02-13
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-183710

Bespoke Tricycles, Inc.
(Exact name of registrant as specified in its charter)

Nevada	TBA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

145-147 St. John Street London, United Kingdom	EC1V 4PW
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: +44 203 086 7401
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,765,000 as of February 11, 2013.

1

PART I

Item 1. Business

Company Overview

We were incorporated as Bespoke Tricycles Inc. on August 8, 2011 in the State of Nevada for the purpose of designing, manufacturing, and selling vending tricycles for commercial customers. We operate through our wholly-owned subsidiary, Bespoke Tricycles, Ltd., a company organized under the Laws of England and Wales. On August 10, 2011, we purchased all of the issued and outstanding shares of Bespoke Tricycles, Ltd. from our current officer and director, John Goodhew, in exchange for 5,000,000 shares of our common stock.

Our operating subsidiary has been manufacturing vending tricycles for the past 2 years. We have fabricated and sold 136 units to date. The majority of sales have been through third party e-commerce sites such as EBay, Gumtree and Amazon. Limited funding has restricted our supply levels to date.

We have acquired a patent in the United Kingdom for ‘a collapsible front loading vending tricycle’ Intellectual Property Office patent number GB1002964.3. Because of the unique design of our collapsible tricycles, we benefit from reduced packaging and shipping costs, enabling us to access a global market. We believe our ability to ship our products internationally with relative low cost is one of our competitive advantages.

Our overall aim is to manufacture a professional vending tricycle that is ideal for small start up businesses to trade from and for larger companies for marketing or promotional reasons. Our goal is to provide customers with quality tricycles that will help them turn a healthy profit in a time where other career paths are restricted and more people are looking to set up their own businesses.

Products & Services

We design and manufacture vending tricycles. Although the traditional use for these tricycles is often remembered as the traditional ‘stop me and buy one’ ice cream tricycles, the number of uses for these eco-friendly mobile retailing units is wide ranging. They can be used as mobile retailing units that are self contained and able to operate in a fixed or portable position. Previously, our clients have used our tricycles for mobile vending, street cleaning, parcel delivery, and eco friendly transport. Sales have been made to Germany, Spain, Ireland, and the US.

Our tricycles can be used by individuals and established businesses to sell a range of products, from ice cream to hot dogs and from jewelry to flowers. These tricycles have also been acquired by large communication companies and water companies to promote their product at particular events or occasions.

We incorporate a unique patented design that allows the tricycle to be collapsed and folded flat for efficient delivery, transportation and storage. Below is a picture of one of our collapsible tricycles.

This design has allowed us to expand sales both nationally and internationally. We are currently scaling up the number of components that are being fabricated by third parties. We believe this will ensure professional finishes to the product and help to increase our sales revenues. This in combination with our planned online marketing strategy we hope will ensure our ability to grow and to deliver to a worldwide market.

Market Analysis

Our founder, John Goodhew, has been making vending tricycles for over 2 years and has successfully marketed and sold tricycles internationally.

Our tricycles are a cheaper alternative ($1,200/$1,500) to other tricycle manufacturers. As well as being cheaper than other competitors tricycles, e.g., Pashley $4,000-$6,000, Bespoke Tricycles incorporates a unique patented design, which is the product’s unique selling point (“USP”), which allows the tricycle to be collapsed and folded flat for efficient delivery, transportation and storage. This USP has also allowed Bespoke Tricycles Inc. to expand sales both national and internationally.

We believe these two competitive advantages (effective pricing and the collapsible design) places Bespoke Tricycle Inc. in a good position for expansion.

The majority of our sales have come in the summer months from clients in Europe and the Americas (UK, France, Germany, Spain, Ireland and the US.) Despite this trend we are seeing increased interest globally and more particularly from the southern hemisphere. Most of our sales have been through third party ecommerce sites such as eBay, Gumtree and Amazon. However, we anticipate an increase in direct sales through our website (http://www.bespoketricycles.com/). We believe that the cost and size of our vending tricycles will be appealing for people currently wishing to start their own small business.

Vending tricycles can be a mobile or fixed position retail unit that clearly shows and displays its products in a unique and eye catching manner. We hope to target people setting up their own small scale businesses. We believe that this as the ideal environment to sell our products, as for many it is a solution to financial hardship.

Manufacturing

We have a small workshop that serves as our manufacturing facility. We have a number of components for our tricycles that have been contracted out to other fabricators. We assemble these components at our facility, which is capable enough at the present time for our needs. As demand for our tricycles increases, however, we will need a larger workshop to assemble our products. We are currently investigating suitable premises and calculating the required square footage that will be necessary to further develop and increase production. We are also considering outsourcing the assembly of our products depending on the cost of having a third party perform that function.

Marketing

As our company grows, we plan to expand our facility and create a professional product that undercuts our competitors in terms of price and features. The growth of our assembly workshop and the contracted fabrication work is a strategy that we think is the safest and most effective method. We aim to soften the seasonal sway in sales by developing additional ‘boxes’ that can be bought from our website that allow a range of pre established products to be sold from the tricycles. This flexibility will allow customers as well as Bespoke Tricycle Inc to stay atop trends or changes in desires from customers. We also aim to launch an eco-friendly marketing campaign which will illustrate some of the many uses available for our products. In addition to selling tricycles we also intend to provide potential customers with start up business ideas and guidance on how to start-up a small business. We aim to do this through information packs available when purchasing. We also intend to expand the business and offer add-ons for our products, such as specifically designed fridges, cooking surfaces or general storage boxes in addition to custom paint.

One of the key benefits of Bespoke Tricycles Inc’s tricycles is that they reduce the user’s dependency on fossil fuels. Particularly in high density urban areas as they serve as a green solution is important to individuals and businesses needing a mobile unit for retail, delivery or servicing needs. It is hoped that Bespoke Tricycles Inc will not only supply individuals and business in the setting up and running of green enterprises, but will also do its bit for the environment as well.

Tricycles are also useful for drivers that need to keep a close eye on their cargo or need quick access to it without having to get off of their trike. This makes them ideal from food vendors to pedi-cab drivers as they have frequent interaction with customers.

Below are some sustainable applications Bespoke Tricycles Inc aims to develop:

Mail/cargo/Parcel Delivery Service:

We hope to be able to target postal companies that need cargo tricycles in congested urban traffic areas.

Currently larger international courier companies are using tricycles in order to make their way through congested parts of large cities to deliver parcels quietly and efficiently.

Bespoke Tricycles Inc believes this method of delivery is a great alternative for any business that needs to make local deliveries in crowded urban areas. Tricycles can also be considered to be economically suitable and sustainable option for urban delivery companies.

General Applications

Our plan is to position Bespoke Tricycles Inc as a reputable tricycle manufacturer that offers affordable and quality tricycles. We have developed a website (http://www.bespoketricycles.com/) which has cost $7,157 to develop. Currently we have limited access to a world market due to the lack of funding that such a drive would require. We have designed and researched a strategy for this but have limited funds to introduce it. With the growth that we are planning we hope to focus more on this.

Internet Strategy

Our plan is to position Bespoke Tricycles Inc as a reputable tricycle manufacturer that offers affordable and quality tricycles. To do this, we would like to put a great amount of time and resources into developing a premiere website. Currently we have limited access to a world market due to the lack of funding that such a drive would require. We have designed and researched a strategy for this but have limited funds to introduce it. With the growth that we are planning we hope to focus more on this.

In addition to describing our product and illustrating the design capabilities on our website (http://www.bespoketricycles.com/), we will also feature numerous success stories and images of small businesses and products we have assisted. Our site will also include variations or ‘extras’ that can be added to the tricycles at different times of the year to sell different items or to promote other products. It is hoped that profit will come from this additional channel of business. Our vision is to create a website that will become an integral part of our marketing, sales and daily operations. In addition to further technical development of the website we will need to keep in touch with existing customers to catalogue their experiences and successes. We will also need to develop new products and market those to existing customer such as freezers/refrigerators to sell drinks and ice-creams in the summer months. We also intend to provide customers with a template business plan that they can tailor to suit their needs and business. To achieve this we will need to instruct a business consultant to draft such a business plan. We anticipate these changes can all be made for $5,000 and would take two months to implement. We are still currently trying to ascertain the level of demand for these services among existing customers.

Marketing Strategy

We recognize the critical importance of marketing. We will require a properly designed and executed marketing plan to ensure market penetration and business success. We intend to develop and establish our own website and fully commit to our online strategy in due course.

Our marketing plan will include advertisement on the internet and sites that are already a popular place for potential customers. We also aim to develop cost effective marketing through online social networks such as Facebook and Twitter. Currently the website is only available in English but we plan to make it accessible in a range of languages in order to reach worldwide sales.

There are also a number of publications in the area of entrepreneurialism that Bespoke Tricycles Inc would like to advertise in, such publications are common place in the UK, Europe and the United States and would therefore be a more strategic and cost effective marketing approach.

Sales Strategy

Bespoke Tricycles Inc will continue to build its sales based on online orders, both through third party e-commerce sites and its own website. The strategy will begin with fulfilling the current demand from the United Kingdom before branching out to Europe and the United States. As the reach of our sales grows, more funding will be directed to marketing and sales strategy.

Under the direction of the executive management, we may target larger events, organizations or businesses to highlight the beneficial features our products could bring to these companies. The recent London Olympics proved a good opportunity to showcase our products. We have already made sales to Selfridges & Co (a chain of high end department stores in the United Kingdom) who have purchased several of our tricycles and have customized them using a vinyl graphic wrap. The tricycles have been on display in all Selfridges’ stores the summer of 2012 and were being used to distribute Champagne and cold drinks to its’ customers.

There are also a number of business-to-business websites that we would like to advertise our products. Interest in these areas may give rise to orders and sales as the people interested tend to relate to medium to large sized businesses.

Competition

We are currently cheaper than other competitor’s tricycles (Pashley $4000-$6000, Morrison $3,000, Business on Wheels $3,200). We have also incorporated a unique patented design that allows the tricycle to be collapsed and folded flat for efficient delivery, transportation and storage. This unique selling point has also allowed us to expand our sales both national and internationally, as we are able to deliver abroad in a standard adult bike box—thus saving the significant transportation costs that other tricycles brands such as Pashley may incur.

Such commercial tricycles tend to be expensive costing between $3,000 and $6,000, they are also bulky and oversized with no easily detachable components to allow the operator to quickly and easily reduce the dimensions of the tricycle down to more appropriate dimension for storage or transportation purposes.

Our competitive advantage is mainly in two parts—cost effectiveness ($1,200-$1,500 per unit) which undercuts our nearest competitors by approximately $2,000 with a profit on approximately $700 on each unit. Also due to the patented design we are able to reach international demand by providing a relatively small shipping cost. A further competitive advantage that we hope to develop is our website, which currently hosts suggestions for current and potential customers on what can be retailed from our tricycles both seasonally and yearly. We will also provide all the necessary equipment to set up and run an effective vending business thus utilizing our own experiences of selling a wide range of products from these units.

Item 2. Properties

We do not own any real property. We maintain our corporate office at 145-147 St. John Street, London, United Kingdom EC1V 4PW.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No Public Market for Common Stock

There is presently no public market for our common stock. We anticipate making an application for trading of our common stock on the over the counter bulletin board in the near future. We can provide no assurance that our shares will be traded on the bulletin board, or if traded, that a public market will materialize.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of October 31, 2012, we had 7,500,000 shares of our common stock issued and outstanding, held by 1 shareholder of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Our Plan for the Next 12 Months

The following is a list of business goals and milestones we wish to accomplish within the next three years.

▪	Secure necessary funds
▪	Locate and lease suitable manufacturing/assembly facility
▪	Purchase machinery, equipment and supplies tin increase production
▪	Hire skilled employees to complete our team
▪	Set up an online shop and open for business
▪	Successfully penetrate targeted markets
▪	Secure contracts to achieve projected sales goals
▪	Establish a solid reputation as a manufacturing leader

Our first major milestones will be securing funds and upping the scale of our production. This is our primary focus. In three years, we hope to have established our brand and company both in the United Kingdom and Internationally.

Should we secure sufficient funding we intend to lease a suitable storage/workshop space in south London. Such a space is available from www.railwayarches.com or through Transport for London website which lease railway arches directly. The approximate cost of a suitable unit is between $8,000 and $10,000 per year. We expect to start leasing such a facility by mid 2013.

With regards to new machinery, we have identified the following machines that we believe would increase production capacity: an industrial MIG welder, spray paint compressor and booth and sheet metal bender (total approx cost is $1,600). We require these as soon as possible to complete the production of more tricycles and intend to purchase these as soon as funding is received. These machines are widely available and no particular manufacturer has been identified as yet. We plan to use approximately $30,000 for facility upgrades, materials and supplies to manufacture 80 tricycles, 20 of which will be a new larger 7 speed tricycle that is currently pending production due to funding restraints. These facility upgrades and inventory expenditures will be purchased immediately upon receipt of funding.

We currently subcontract certain elements of the manufacturing process. Depending on the level of proceeds received we would like to bring these processes in house. This would require hiring suitably skilled welders, spray painters, tooling experts and a metalsmith. We will use specialized engineering recruitment consultants to find such skilled individuals and will provide suitable training where necessary. We estimate a part-time individuals meeting our requirements will cost approximately $50,000 per annum and full time individuals would cost approximately $100,000. Should we raise sufficient funding we would start recruiting immediately. Alternatively we could continue to outsource elements of the manufacturing process until such a time those full time employees are financially viable. We would expect this to be within the next 12-24 months though organic growth should we not receive sufficient funding to recruit immediately. Required training will be funded through revenues or proceeds of securities sold and employees will be sent on formal training courses offered by suitable industry trainers. Should we not receive the required proceeds the company will continue to use current skilled suppliers to complete the production of the bikes.

We intend to hire new employees depending on our production and marketing needs as funds are available.

We intend to increase our online marketing and web presence immediately when funding is received. We intend to instruct a specialist search engine optimization and marketing expert to help penetrate new market opportunities in the US, UK and other countries. We estimate initially this will cost $2,500. Ultimately we aim to develop online global campaigns using Google adwords which allows you to target potential customers by topic, location and language. Google Adwords allows you to choose where your ad appears, on which specific websites and in which geographical areas (states, towns, or even neighborhoods), allowing for targeted marketing. Words which we will use for the search will include ‘tricycles’, ‘ice cream tricycles’, ‘concession carts’, ‘vending carts’, ‘hot dog carts’ and other similar concepts that are popular in different countries/languages. We also intend to have a formal advertising campaign in newspapers and magazines to promote our products. With regards to the international markets we hope to establish our brand in, we have had our website reviewed by a marketing strategist who has begun to develop some basic advertising campaigns in the USA, Italy, Germany, France and Holland. The size and length of this campaign will depend on funding received. We intend to begin the campaign in April/May 2013  with the aim of increasing spring/summer sales. A modest 3 month campaign would cost in the region of $10,000, but a more comprehensive/extensive campaigned could last up to six months/a year and would cost up to $30,000 including full page newspaper adverts, magazine advertising etc.

We aim to soften the seasonal sway in sales by developing additional ‘boxes’ that can be bought from our website that allow a range of pre established products to be sold from the tricycles. This flexibility will allow customers as well as Bespoke Tricycle Inc to stay atop trends or changes in desires from customers. We also aim to launch an eco-friendly marketing campaign which will illustrate some of the many uses available for our products. In addition to selling tricycles we also intend to provide potential customers with start up business ideas and guidance on how to start-up a small business. We aim to do this through information packs available when purchasing. We also intend to expand the business and offer add-ons for our products, such as specifically designed fridges, cooking surfaces or general storage boxes in addition to custom paint. We will only engage in these efforts as our revenues are able to absorb such costs, and therefore don’t expect to use any of the funds in the sale of our securities for these purposes. We hope that such activities will take place in the next 12 to 24 months.

With regards to the international markets we hope to establish our brand in, we have had our website reviewed by a marketing strategist who has begun to develop some basic advertising campaigns in the USA, Italy, Germany, France and Holland. We intend to focus on advertising in entrepreneurial and retail magazines both in the US and Europe within the next 12 months. We intend to continue selling tricycles to our main UK audience as well as develop a more US, European customer base and thereafter the ‘rest of the world’. One factor that might make take away our competitive advantage in such a global market will be shipping costs. We may therefore investigate outsourcing manufacturing of the tricycles while protecting our patent globally. Through design research and development we hope to increase our range and therefore target market by modifying the current design to facilitate modified tricycles to a wider market.

Our available funds combined with revenues will not fund our activities for the next twelve months. As of October 31 2012, our current cash on hand is $2,329. Our current monthly burn rate is approximately $700 per month. Based on our current burn rate, we will run out of funds by June 2013 without additional capital and assuming revenues based on past performance during that period. If we fail to raise sufficient funds in this offering, investors may lose their entire cash investment.

Results of Operations for the Years Ended October 31, 2012 and 2011

Revenues

Our total revenue reported for the year ended October 31, 2012 was $87,149, an increase from $18,079 for the year ended October 31, 2011. The increase in revenues for the year ended October 31, 2012 from the prior year is a result of ramped up sales. We expect revenues to increase for the year ended October 31, 2013 as a result of increased sales resulting from improved marketing, increased production and higher quality production.

Cost of Goods Sold

Our cost of goods sold for the year ended October 31, 2012 increased to $61,115 from the prior year when cost of goods sold was $10,993. The increase in our cost of goods sold for the year ended October 31, 2012 from the prior year is attributable to increased units produced.

Gross Profit

Gross profit for the year ended October 31, 2012 was $26,034, or approximately 29% of sales. Gross profit for the year ended October 31, 2011 was $7,086, or approximately 39% of sales.

Operating Expenses

Operating expenses increased to $38,373 for the year ended October 31, 2012 from $18,811 for the year ended October 31, 2011. Our operating expenses for the year ended October 31, 2012 consisted of professional fees in the amount of $23,890 and general and administrative expenses of $14,483. In comparison, our operating expenses for the year ended October 31, 2011 consisted of professional fees in the amount of $13,239 and general and administrative expenses of $5,572.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our products and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the year ended October 31, 2012 was $12,339 compared to net loss of $11,725 for the year ended October 31, 2011.

Liquidity and Capital Resources

As of October 31, 2012, we had total current assets of $18,563, consisting of cash and inventories. We had current liabilities of $18,624 as of October 31, 2012. Accordingly, we had a working capital deficit of $61 as of October 31, 2012.

Operating activities used $8,748 in cash for the year ended October 31, 2012, as compared with $12,926 for the year ended October 31, 2011. Our negative operating cash flow for both periods was mainly a result of our net loss and increase in inventories offset by an increase in accounts payable for both periods.

Financing activities for the year ended October 31, 2012 generated $0 in cash, as compared with cash flows provided by financing activities of $25,000 for the year ended October 31, 2011. Our positive cash flow for the year ended October 31, 2011 was the result of proceeds from the sale of our common stock.

As of October 31, 2012, we had $2,329 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have limited revenues as of October 31, 2012. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position the company so that we may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

As of October 31, 2012, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of October 31, 2012 and 2011
F-3	Consolidated Statements of Operations for the Years Ended October 31, 2012 and 2011
F-4	Consolidated Statements of Other Comprehensive Loss for the Years Ended October 31, 2012 and 2011
F-5	Consolidated Statement of Stockholders’ Equity (Deficit) as of October 31, 2012
F-6	Consolidated Statements of Cash Flows for the Years Ended October 31, 2012 and 2011
F-7	Notes to Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Bespoke Tricycles Inc.

We have audited the accompanying consolidated balance sheets of Bespoke Tricycles Inc. (the “Company”) as of October 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bespoke Tricycles Inc. as of October 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has negative working capital, has received limited revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 8, 2013

Bespoke Tricycles Inc.

Consolidated Balance Sheets

As of October 31, 2012 and 2011

	As of	As of
	October 31,	October 31,
ASSETS	2012	2011
Current Assets
Cash	$2,329	$12,074
Inventories	16,234	8,686

TOTAL ASSETS	$18,563	$20,760

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$18,624	$7,485

Total Liabilities	$18,624	$7,485

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of October 31, 2012 and 2011, respectively	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized; 7,500,000 shares issued and outstanding as of October 31, 2012 and 2011, respectively	7,500	7,500
Additional paid-in capital	17,500	17,500
Other comprehensive loss	(997)	—
Accumulated deficit	(24,064)	(11,725)
Total Stockholders’ Equity (Deficit)	(61)	13,275

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$18,563	$20,760

Bespoke Tricycles Inc.

Consolidated Statements of Operations

For the Years Ended October 31, 2012 and 2011

	Year Ended	Year Ended
	October 31,	October 31,
	2012	2011

Revenues	$87,149	$18,079

Cost of Goods Sold	61,115	10,993

Gross Profit	26,034	7,086

Operating Expenses
General and administrative expenses	14,483	5,572
Professional Fees	23,890	13,239
Total Operating Expenses	38,373	18,811

Loss before Provision for Income Taxes	(12,339)	(11,725)

Provision for Income Taxes	—	—

Net Loss	$(12,339)	$(11,725)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	7,500,000	1,561,441

F-3

Bespoke Tricycles Inc.

Consolidated Statements of Other Comprehensive Loss

For the Years Ended October 31, 2012 and 2011

	Year Ended	Year Ended
	October 31,	October 31,
	2012	2011

Net Loss	$(12,339)	$(11,725)

Foreign Currency Translation
Change in cumulative translation adjustment	(997)	—
Income tax benefit (expense)	—	—

Total Other Comprehensive Loss	$(997)	$—

Bespoke Tricycles Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

As of October 31, 2012

	Common Stock		Additional Paid-in	Other Comprehensive
	Shares	Amount	Capital	Loss	Accumulated Deficit	Total
Balance, November 1, 2009	—	$—	$—	$—	$—	$—

Net income for the year ended October 31, 2010	—	—	—	—	—	—

Balance, October 31, 2010	—	—	—	—	—	—

Stock issued for Bespoke Tricycles Ltd.	5,000,000	5,000	(5,000)	—	—	—

Stock issued for cash on August 31, 2011 at $0.01 per share	2,500,000	2,500	22,500	—	—	25,000

Net loss for the year ended October 31, 2011	—	—	—	—	(11,725)	(11,725)

Balance, October 31, 2011	7,500,000	7,500	17,500	—	(11,725)	13,275

Net loss for the year ended October 31, 2012	—	—	—	(997)	(12,339)	(13,336)

Balance, October 31, 2012	7,500,000	$7,500	$17,500	$(997)	$(24,064)	$(61)

Bespoke Tricycles Inc.

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2012 and 2011

	Year Ended	Year Ended
	October 31,	October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(12,339)	$(11,725)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) in inventories	(7,548)	(8,686)
Increase in accounts payable	11,139	7,485
Net cash used in operating activities	(8,748)	(12,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	25,000
Net cash provided by financing activities	—	25,000

Effect of exchange rate changes on cash	(997)	—

Increase (decrease) in cash during the year	(9,745)	12,074

Cash at beginning of period	12,074	—

Cash at end of year	$2,329	$12,074

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued to acquire Bespoke Tricycles Ltd.	$—	$5,000

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Bespoke Tricycles Inc. was incorporated on August 8, 2011 in the State of Nevada for the purpose of designing, manufacturing, and selling vending tricycles for commercial customers. We operate through our wholly-owned subsidiary, Bespoke Tricycles, Ltd., a company organized under the Laws of England and Wales. On August 9, 2011 Bespoke Tricycles Inc. purchased all of the issued and outstanding shares of Bespoke Tricycles, Ltd. from our current officer and director, John Goodhew, in exchange for 5,000,000 shares of our common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted an October 31 fiscal year end.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, inventories, and accounts payable. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories consist of tricycles and related parts, and are stated at lower of cost or market. Cost is determined on a weighted average method.

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of October 31, 2012, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2012.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.   There has been no stock-based compensation issued to non-employees.

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The Company is based in England although it is incorporated in Nevada. The functional currency of the Company is British pounds and is translated to U.S. dollars using the exchange rate effective for the date reported for assets and liabilities and the average exchange rate for the period reported for revenues and expenses.

Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss), including foreign currency translation adjustments, gains and losses related to certain derivative contracts, and gains or losses, prior service costs or credits, and transition assets or obligations associated with pension or other postretirement benefits that have not been recognized as components of net periodic benefit cost.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – RELATED PARTY TRANSACTIONS

Prior to September 2011, the Company did not have a bank account. A director paid for all expenses and all revenues were deposited into his personal bank account. The difference between the revenues and expenses was recorded as compensation. Total compensation paid to the director was $5,582 and $2,100 for the years ended October 31, 2012 and 2011, respectively.

The Company paid $870 for transportation costs to a relative of their officer and director during the year ended October 31, 2012.

NOTE 4 – INVENTORIES

Inventories totaling $16,234 and $8,686 were composed of tricycles and related parts at October 31, 2012 and 2011, respectively.

NOTE 5 – ACCOUNTS PAYABLE

Accounts payable consisted of $6,000 due to the Company’s outside independent auditors for services related to the periods reported on in these financial statements, $12,105 due to the Company’s attorneys, and $519 due to third party suppliers.

NOTE 6 – CAPITAL STOCK

The Company was incorporated on August 9, 2011 in Nevada with authorized capital of 90,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

On August 9, 2011, the Company purchased all of the issued and outstanding shares of Bespoke Tricycles, Ltd. from our current officer and director, John Goodhew, in exchange for 5,000,000 shares of our common stock.

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 6 – CAPITAL STOCK (CONTINUED)

On September 2, 2011, the Company issued 2,500,000 shares of common stock to the founder for cash proceeds of $25,000.

There were no shares of common stock issued during the year ended October 31, 2012.

There were 7,500,000 shares of common stock issued and outstanding at October 31, 2012 and 2011.

There were no shares of preferred stock issued and outstanding at October 31, 2012 and 2011.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – INCOME TAXES

For the year ended October 31, 2012, the Company has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $24,064 at October 31, 2012, and will expire beginning in the year 2031.

The provision for Federal income tax consists of the following for the years ended October 31, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$4,195	$3,987
Less: valuation allowance	(4,195)	(3,987)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at October 31, 2012 and 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$8,182	$3,987
Valuation allowance	(8,182)	(3,987)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 9 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues as of October 31, 2012. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the reporting period, the Company sold 265,000 shares of its registered common stock at $0.05 per share for total proceeds of $13,250.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending October 31, 2012.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of October 31, 2012, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of October 31, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2013, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our current director and executive officer, his age as of October 31, 2012 and his present positions.

Name	Age	Position Held with the Company
John Goodhew	28	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Set forth below is a brief description of the background and business experience of our executive officer and director.

John Goodhew has been President, CEO and Director of our company since incorporation on August 8, 2011.

Mr. Goodhew has been a part time Geography teacher at the Sacred Heart Catholic School - a specialist Mathematics, Computing & Language College - from September 2007 to date, after having gained a place on the Teach First program. During this time Mr. Goodhew has taken on various responsibilities including: Head of House, Director of Business & Enterprise and heading up KS3 Geography.

In June 2009, Mr. Goodhew developed and sold his first commercial tricycle prototype. Mr. Goodhew had a patent published on August 24, 2011 to recognize his unique design for the tricycle, allowing it to be collapsed and easily shipped worldwide.

In 2006 Mr. Goodhew founded and developed a business that provided schools with access to a mobile gym, tackling issues of pupils' health whilst also addressing the often lack of space in inner city schools. Mr. Goodhew was awarded £4,000 from Unltd- for Social Enterprises in order to invest in this pursuit. He is not involved with the business anymore.

Mr. Goodhew is not obligated to devote any specific number of hours to our affairs, but it is estimated that he will devote approximately 15 hours per week on our business.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from John Goodnew.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, John Goodhew, at the address appearing on the first page of this annual report.

Code of Ethics

October 31, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Goodhew, President, CEO, CFO, and director	2011 2012	2,100 5,582	0 0	0 0	0 0	0 0	0 0	0 0	2,100 5,582

(1)	Prior to September 2011, we did not have a bank account. Mr. John Goodhew paid for all expenses and all revenues were deposited into his personal bank account. The difference between the revenues and expenses was recorded as compensation. The amounts loaned to and from Mr. Goodhew were unsecured, non-interest bearing, and had no specific terms of repayment. As of October 31, 2012 and 2011, the balance of the amounts due to or from the director was $0. Total compensation paid to Mr. Goodhew was $5,582 and $2,100 for the years ended October 31, 2012 and 2011, respectively.

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
John Goodnew	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of October 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of February 11, 2013, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 7,765,000 Shares of Common Stock issued and outstanding as of February 11, 2013.

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
John Goodhew 145-147 St. John Street, London United Kingdom EC1V 4PW	Common Stock	7,500,000 Shares	96%
DIRECTORS AND OFFICERS – TOTAL		7,500,000 Shares	96%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

We know of no person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as provided below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last completed fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us.

Prior to September 2011, we did not have a bank account. Mr. John Goodhew director paid for all expenses and all revenues were deposited into his personal bank account. The difference between the revenues and expenses was recorded as compensation. As of October 31, 2012 and 2011, the balance of the amounts due to or from the director was $0. Total compensation paid to Mr. Goodhew was $5,582 and $2,100 for the years ended October 31, 2012 and 2011, respectively.

We paid $870 for transportation costs to a relative of Mr. Goodhew during the year ended October 31, 2012.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”). The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$6,000	$0	$0	$0
2011	$6,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on September 4, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bespoke Tricycles, Inc.

By:	/s/ John Goodhew
John Goodhew President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Goodhew
John Goodhew President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 12, 2013

