Form 10-Q
period 2013-01-31
BESPOKE TRICYCLES INC
filed 2013-03-18
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-183710

Bespoke Tricycles, Inc.

(Exact name of registrant as specified in its charter)

Nevada	TBA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

145-147 St. John Street London, United Kingdom
(Address of principal executive offices)

+44 203 086 7401
(Registrant’s telephone number)
_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes   [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,800,000 as of March 18, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BESPOKE TRICYCLES INC.

FINANCIAL STATEMENTS

JANUARY 31, 2013

Consolidated Balance Sheets as of January 31, 2013 and October 31, 2012 (Unaudited) F-1

Consolidated Statements of Operations for the Three Months Ended
January 31, 2013 and 2012 (Unaudited) F-2

Consolidated Statements of Other Comprehensive Loss
for the Months Ended January 31, 2013 and 2012 (Unaudited) F-3

Consolidated Statements of Cash Flows for the Three Months Ended
January 31, 2013 and 2012 (Unaudited) F-4

Notes to the Unaudited Consolidated Financial Statements F-5

Bespoke Tricycles Inc.
Consolidated Balance Sheets
As of January 31, 2013 and October 31, 2012 (Unaudited)

	January 31,	October 31,
	2013	2012
ASSETS
Current Assets
Cash	$10,111	$2,329
Inventories	18,290	16,234

TOTAL ASSETS	$28,401	$18,563

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$19,326	$18,624
Accrued expenses	2,364	-
Advances from Director	1,247	-

Total Liabilities	22,937	18,624

COMMITMENTS AND CONTINGENCIES (see note 7)	-	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 7,765,000 and 7,500,000 shares issued and outstanding, respectively	7,765	7,500
Additional paid-in capital	30,485	17,500
Other comprehensive loss	(3,672)	(997)
Accumulated deficit	(29,114)	(24,064)
Total Stockholders' Equity (Deficit)	5,464	(61)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$28,401	$18,563

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Operations
For the Three Months Ended January 31, 2013 and January 31, 2012 (Unaudited)

	January 31,	January 31,
	2013	2012

Revenues	$953	$11,005

Cost of Goods Sold	559	4,114

Gross Profit	394	6,891

Operating Expenses
General and administrative expenses	1,531	3,826
Professional Fees	3,913	-
Total Operating Expenses	5,444	3,826

Income (Loss) before Provision for Income Taxes	(5,050)	3,065

Provision for Income Taxes	-	-

Net Income (Loss)	$(5,050)	$3,065

Net Income (Loss) per Share: Basic and Diluted	$(0.00)	$0.00

Weighted Average Number of Shares Outstanding: Basic and Diluted	7,641,318	7,500,000

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Other Comprehensive Loss
For the Three Months Ended January 31, 2013 and January 31, 2012 (Unaudited)

	January 31,	January 31,
	2013	2012

Net Income (Loss)	$(5,050)	$3,065

Foreign Currency Translation
Change in cumulative translation adjustment	(2,675)	(867)
Income tax benefit (expense)	-	-

Total Other Comprehensive Loss	$(2,675)	$(867)

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended January 31, 2013 and January 31, 2012 (Unaudited)

	January 31,	January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,050)	$3,065
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) in inventories	(2,056)	(6,816)
Increase (decrease) in accounts payable	702	(4,000)
Increase in accrued expenses	2,364	-
Net cash used in operating activities	(4,040)	(7,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Director, net	1,247	1,978
Proceeds from sale of common stock	13,250	-
Net cash provided by financing activities	14,497	1,978

Effect of exchange rate changes on cash	(2,675)	(867)

Increase (decrease) in cash during the year	7,782	(5,773)

Cash at beginning of period	2,329	12,074

Cash at end of period	$10,111	$5,434

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued to acquire Bespoke Tricycles Ltd.	$-	$5,000

See accompanying notes to the unaudited consolidated financial statements

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim consolidated financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited consolidated interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended October 31, 2012, and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed with SEC on February 13, 2013.

The Company has adopted an October 31 fiscal year end.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of January 31, 2013, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2013.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Director paid for $1,247 and $0 of expenses for the periods ended January 31, 2013 and October 31, 2012, respectively.

NOTE 4 – CAPITAL STOCK

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

During the three months ended January 31, 2013, the Company sold 265,000 shares of common stock at $0.05 per share for a total of $13,250.

There were 7,765,000 and 7,500,000 shares of common stock issued and outstanding at January 31, 2013 and October 31, 2012, respectively.

There were no shares of preferred stock issued and outstanding at January 31, 2013 and October 31, 2012.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – INCOME TAXES

For the three months ended January 31, 2013, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $29,114 at January 31, 2013, and will expire beginning in the year 2031.

The provision for Federal income tax consists of the following for the three months ended January 31, 2013 and for the fiscal year ended October 31, 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$ 1,717	$ 4,195
Less: valuation allowance	(1,717)	(4,195)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at January 31, 2013 and October 31, 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 9,899	$ 8,182
Valuation allowance	(9,899)	(8,182)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 7 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of January 31, 2013.  The Company currently has a low working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our available funds combined with revenues will not fund our activities for the next twelve months. As of January 31, 2013, our current cash on hand is $10,111. Our current monthly burn rate is approximately $700 per month. Based on our current burn rate, we will run out of funds by June 2013 without additional capital and assuming revenues based on past performance during that period. If we fail to raise sufficient funds in this offering, investors may lose their entire cash investment.

Results of Operations for the three months ended January 31, 2013 and 2012

Revenues

Our total revenue reported for the three months ended January 31, 2013 was $953, a decrease from $11,005 for the three months ended January 31, 2012. The decrease in revenues for the three months ended January 31, 2013 from the prior period is a result of decline in sales as well as a decrease in selling activity. We expect revenues to increase for the fiscal year ended October 31, 2013 as a result of increased sales resulting from improved marketing, increased production and higher quality production.

Cost of Goods Sold

Our cost of goods sold for the three months ended January 31, 2013 decreased to $559 from the prior year period when cost of goods sold was $4,114. The decrease in our cost of goods sold for the three months ended January 31, 2013 from the prior year period is attributable to a decrease in the units produced.

Gross Profit

Gross profit for the three months ended January 31, 2013 was $394, or approximately 41% of sales. Gross profit for the three months ended January 31, 2012 was $6,891, or approximately 63% of sales.

Operating Expenses

Operating expenses increased to $5,444 for the three months ended January 31, 2013 from $3,826 for the three months ended January 31, 2012. Our operating expenses for the three months ended January 31, 2013 consisted of professional fees in the amount of $3,913 and general and administrative expenses of $1,531. In comparison, our operating expenses for the three months ended January 31, 2012 consisted of professional fees in the amount of $0 and general and administrative expenses of $3,826.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our products and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months ended January 31, 2013 was $5,050 compared to net income of $3,065 for the three months ended January 31, 2012.

Liquidity and Capital Resources

As of January 31, 2013, we had total current assets of $28,401, consisting of cash and inventories. We had current liabilities of $22,937 as of January 31, 2013. Accordingly, we had a working capital of $5,464 as of January 31, 2013.

Operating activities used $4,040 in cash for the three months ended January 31, 2013, as compared with $7,751 for the three months ended January 31, 2012. Our negative operating cash flow for both periods was mainly a result of our increase in inventories offset by an increase in accounts payable for January 31, 2013 and a decrease in accounts payable in January 31, 2012.

Financing activities for the three months ended January 31, 2013 generated $14,497 in cash, as compared with cash flows provided by financing activities of $1,978 for the three months ended January 31, 2012. Our positive cash flow for the three months ended January 31, 2013 was the result of proceeds from the sale of our common stock.

As of January 31, 2013, we had $10,111 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have limited revenues as of January 31, 2013. We currently have low working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of January 31, 2013, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bespoke Tricycles, Inc.
Date:	March 18, 2013
By:	/s/ John Goodhew
John Goodhew
Title:	President, Chief Executive Officer, Chief Financial Officer and Director