Form 10-Q
period 2013-04-30
BESPOKE TRICYCLES INC
filed 2013-06-14
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,340,000 as of June 14, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

BESPOKE TRICYCLES INC.

FINANCIAL STATEMENTS

APRIL 30, 2013

Consolidated Balance Sheets as of April 30, 2013 and October 31, 2012 (unaudited) F-1

Consolidated Statements of Operations for the three and six months ended
April 30, 2013 and 2012 (Unaudited) F-2

Consolidated Statements of Other Comprehensive Loss for the six
months Ended April 30, 2013 and 2012 (Unaudited) F-3

Consolidated Statements of Cash Flows for the six months ended
April 30, 2013 and 2012 (Unaudited) F-4

Notes to the Unaudited Consolidated Financial Statements F-5

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

Bespoke Tricycles Inc.
Consolidated Balance Sheets
As of April 30, 2013 and October 31, 2012 (Unaudited)

	April 30,	October 31,
	2013	2012
ASSETS
Current Assets
Cash	$5,949	$2,329
Inventories	18,476	16,234

TOTAL ASSETS	$24,425	$18,563

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$9,764	$18,624
Accrued expenses	285	-
Advances from Director	-	-

Total Liabilities	10,049	18,624

COMMITMENTS AND CONTINGENCIES (see note 7)	-	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 7,800,000 and 7,500,000 shares issued and outstanding, respectively	7,800	7,500
Additional paid-in capital	32,200	17,500
Other comprehensive Income	2,539	(997)
Accumulated deficit	(28,163)	(24,064)
Total Stockholders' Equity (Deficit)	14,376	(61)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$24,425	$18,563

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Operations
For the Three and Six Months Ended April 30, 2013 and April 30, 2012 (Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

REVENUE	$11,910	$29,679	$12,885	40,684

COST OF GOODS SOLD	6,024	15,416	6,596	19,530

GROSS PROFIT	5,886	14,263	6,289	21,154

OPERATING EXPENSES:
Selling, general and administrative	1,680	1,074	3,129	4,900
Professional fees	3,255	762	7.257	762
Total operating expenses	4,935	1,836	10,386	5,662

NET OPERATING INCOME (LOSS)	951	12,427	(4,097)	15,492

OTHER INCOME (EXPENSE)	-	-	-	-

NET INCOME (LOSS) BEFORE INCOME TAXES	951	12,427	(4,097)	15,492

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$951	$12,427	$(4,097)	$15,492

Net income per share, basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted-average common shares outstanding, basic and diluted	7,791,348	7,500,000	7,715,497	7,500,000

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Other Comprehensive Loss
For the Six Months Ended April 30, 2013 and April 30, 2012 (Unaudited)

	April 30,	April 30,
	2013	2012

Net Income (Loss)	$(4,097)	$ 15,492

Foreign Currency Translation
Change in cumulative translation adjustment	-	-
Income tax benefit (expense)	2,539	(934)

Total Other Comprehensive Loss	$(2,539)	$ (934)

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended April 30, 2013 and April 30, 2012 (Unaudited)

	April 30,	April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(4,097)	$15,492
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) in inventories	(2,242)	(7,256)
Increase (decrease) in accounts payable	(8,860)	(4,000)
Increase in accrued expenses	285	-
Net cash used in operating activities	(14,914)	4,236

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Director, net	-	7,473
Proceeds from sale of common stock	15,000	-
Net cash provided by financing activities	15,000	7,473

Effect of exchange rate changes on cash	3,534	(934)

Increase (decrease) in cash during the year	3,620	11,710

Cash at beginning of period	2,329	12,074

Cash at end of period	$5,949	$22,849

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued to acquire Bespoke Tricycles Ltd.	$-	$5,000

See accompanying notes to the unaudited consolidated financial statements

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2013

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of April 30, 2013, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2013.

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

NOTE 3 – CAPITAL STOCK

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

During the three months ended April 30, 2013, the company sold 35,000 shares of common stock at $0.05 per share for a total of $1,750.

There were 7,800,000 and 7,500,000 shares of common stock issued and outstanding at April 30, 2013 and October 31, 2012, respectively.

There were no shares of preferred stock issued and outstanding at April 30, 2013 and October 31, 2012.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

NOTE 5 – INCOME TAXES

For the six months ended April 30, 2013, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $28,163 at April 30, 2013 and will expire beginning in the year 2031.

The provision for Federal income tax consists of the following for the six months ended April 30, 2013 and for the fiscal year ended October 31, 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$ 1,393	$ 4,195
Less: valuation allowance	(1,393)	(4,195)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at April 30, 2013 and October 31, 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 9,575	$ 8,182
Valuation allowance	(9,575)	(8,182)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 7 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of April 30, 2013.  The Company currently has a low working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

▪Secure necessary funds

▪Locate and lease suitable manufacturing/assembly facility

▪Purchase machinery, equipment and supplies tin increase production

▪Hire skilled employees to complete our team

▪Set up an online shop and open for business

▪Successfully penetrate targeted markets

▪Secure contracts to achieve projected sales goals

▪Establish a solid reputation as a manufacturing leader

Our first major milestones will be securing funds and upping the scale of our production. This is our primary focus. In three years, we hope to have established our brand and company both in the United Kingdom and Internationally.

Should we secure sufficient funding we intend to lease a suitable storage/workshop space in south London. Such a space is available from www.railwayarches.com or through Transport for London website which lease railway arches directly. The approximate cost of a suitable unit is between $8,000 and $10,000 per year. We expect to start leasing such a facility by late 2013.

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

We intend to increase our online marketing and web presence immediately when funding is received. We intend to instruct a specialist search engine optimization and marketing expert to help penetrate new market opportunities in the US, UK and other countries. We estimate initially this will cost $2,500. Ultimately we aim to develop online global campaigns using Google ad words which allows you to target potential customers by topic, location and language. Google Adwords allows you to choose where your ad appears, on which specific websites and in which geographical areas (states, towns, or even neighborhoods), allowing for targeted marketing. Words which we will use for the search will include ‘tricycles’, ‘ice cream tricycles’, ‘concession carts’, ‘vending carts’, ‘hot dog carts’ and other similar concepts that are popular in different countries/languages. We also intend to have a formal advertising campaign in newspapers and magazines to promote our products. With regards to the international markets we hope to establish our brand in, we have had our website reviewed by a marketing strategist who has begun to develop some basic advertising campaigns in the USA, Italy, Germany, France and Holland. The size and length of this campaign will depend on funding received. We had intended to begin the campaign in April/May 2013 with the aim of increasing spring/summer sales. A modest 3 month campaign would cost in the region of $10,000, but a more comprehensive/extensive campaigned could last up to six months/a year and would cost up to $30,000 including full page newspaper adverts, magazine advertising etc. Unfortunately, we have unable to raise the funds necessary for even a modest campaign.  Once we raise funds, we hope to commence our marketing and website plans.

We aim to soften the seasonal sway in sales by developing additional ‘boxes’ that can be bought from our website that allow a range of pre-established products to be sold from the tricycles. This flexibility will allow customers as well as Bespoke Tricycle Inc to stay atop trends or changes in desires from customers. We also aim to launch an eco-friendly marketing campaign which will illustrate some of the many uses available for our products. In addition to selling tricycles we also intend to provide potential customers with startup business ideas and guidance on how to start-up a small business. We aim to do this through information packs available when purchasing. We also intend to expand the business and offer add-ons for our products, such as specifically designed fridges, cooking surfaces or general storage boxes in addition to custom paint. We will only engage in these efforts as our revenues are able to absorb such costs, and therefore don’t expect to use any of the funds in the sale of our securities for these purposes. We hope that such activities will take place in the next 12 to 24 months.

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

Our available funds combined with revenues will not fund our activities for the next twelve months. As of April 30, 2013, our current cash on hand is $5,949. Our current monthly burn rate is approximately $700 per month. Based on our current burn rate, we will run out of funds soon without additional capital and assuming revenues based on past performance during that period. If we fail to raise sufficient funds in this offering, investors may lose their entire cash investment.

Results of Operations for the three and six months ended April 30, 2013 and 2012

Revenues

Our total revenue reported for the three months ended April 30, 2013 was $11,910, a decrease from $29,679 for the three months ended April 30, 2012. Our total revenue reported for the six months ended April 30, 2013 was $12,885, a decrease from $40,684 for six months ended April 30, 2012.

The decrease in revenues for the three and six months ended April 30, 2013 from the prior periods is a result of decreased sales. If we are able to raise money, we expect revenues to increase for the fiscal year ended October 31, 2013 as a result of increased sales resulting from improved marketing, increased production and higher quality production.

Cost of Goods Sold

Our cost of goods sold for the three months ended April 30, 2013 decreased to $6,024 from the prior year period when cost of goods sold was $15,416. Our cost of goods sold for the six months ended April 30, 2013 decreased to $6,596 from the prior year period when cost of goods sold was $19,530.

The decrease in our cost of goods sold for the three and six months ended April 30, 2013 from the prior year period is attributable to a decrease in the units produced.

Gross Profit

Gross profit for the three months ended April 30, 2013 was $5,886 or approximately 49% of sales. Gross profit for the three months ended April 30, 2012 was $14,263, or approximately 48% of sales.

Gross profit for the six months ended April 30, 2013 was $6,289 or approximately 48% of sales. Gross profit for the six months ended April 30, 2012 was $21,154, or approximately 51% of sales.

Operating Expenses

Operating expenses increased to $4,935 for the three months ended April 30, 2013 from $1,836 for the three months ended April 30, 2012. Our operating expenses for the three months ended April 30, 2013 consisted of professional fees in the amount of $3,255 and general and administrative expenses of $1,680. In comparison, our operating expenses for the three months ended April 30, 2012 consisted of professional fees in the amount of $762 and general and administrative expenses of $1,074.

Operating expenses increased to $10,386 for the six months ended April 30, 2013 from $5,662 for the six months ended April 30, 2012. Our operating expenses for the six months ended April 30, 2013 consisted of professional fees in the amount of $7,257and general and administrative expenses of $3,129. In comparison, our operating expenses for the six months ended April 30, 2012 consisted of professional fees in the amount of $762 and general and administrative expenses of $4,900.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our products and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net income for the three months ended April 30, 2013 was $ 951 compared to net income of $12,497 for the three months ended April 30, 2012.

We incurred a net loss of $4,097 for the six months ended April 30, 2013 compared to net income of $15,492 for the six months ended April 30, 2012.

Liquidity and Capital Resources

As of April 30, 2013, we had total current assets of $24,425, consisting of cash and inventories. We had current liabilities of $10,049 as of April 30, 2013. Accordingly, we had working capital of $14,376 as of April 30, 2013.

Operating activities used $14,914 in cash for the six months ended April 30, 2013, as compared with $4,236 provided for the six months ended April 30, 2012. Our negative operating cash flow for April 30, 2013 was mainly a result of our decrease in accounts payable, increase in inventories and our net loss for the period.

Financing activities for the six months ended April 30, 2013 generated $15,000 in cash, as compared with cash flows provided by financing activities of $7,473 for the six months ended April 30, 2012. Our positive cash flow for the six months ended April 30, 2013 was the result of proceeds from the sale of our common stock.

As of April 30, 2013, we had $5,949 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have limited revenues as of April 30, 2013. We currently have low working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of April 30, 2013, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended April 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Bespoke Tricycles, Inc.
Date:	June 14, 2013
By:	/s/ John Goodhew
John Goodhew
Title:	President, Chief Executive Officer, Chief Financial Officer and Director