Form 10-Q
period 2013-07-31
BESPOKE TRICYCLES INC
filed 2013-09-23
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2013

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

 [   ] Yes  [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,340,000 as of September 10, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

BESPOKE TRICYCLES INC.

FINANCIAL STATEMENTS

JULY 31, 2013

Consolidated Balance Sheets as of July 31, 2013 and October 31, 2012 (Unaudited) F-1

Consolidated Statements of Operations for the three and nine months ended
July 31, 2013 and 2012 (Unaudited) F-2

Consolidated Statements of Other Comprehensive Loss for the nine months ended July 31, 2013 and 2012 (Unaudited) F-3

Consolidated Statements of Cash Flows for the nine months ended
July 31, 2013 and 2012 (Unaudited) F-4

Notes to the Unaudited Consolidated Financial Statements F-5

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended July 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

Bespoke Tricycles Inc.
Consolidated Balance Sheets
As of July 31, 2013 and October 31, 2012 (Unaudited)

	July 31,	October 31,
	2013	2012
ASSETS
Current Assets
Cash	$11,191	$2,329
Inventories	15,330	16,234

TOTAL ASSETS	$26,521	$18,563

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$5,538	$18,624
Accrued expenses	288	-
Advances from Director	-	-

Total Liabilities	5,826	18,624

COMMITMENTS AND CONTINGENCIES (see note 7)	-	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 8,340,000 and 7,500,000 shares issued and outstanding, respectively	8,340	7,500
Additional paid-in capital	58,660	17,500
Other comprehensive loss	(13,123)	(997)
Accumulated deficit	(33,182)	(24,064)
Total Stockholders' Equity (Deficit)	20,695	(61)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$26,521	$18,563

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended July 31, 2013 and July 31, 2012 (Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012

REVENUE	$18,536	$38,926	$31,722	79,610

COST OF GOODS SOLD	12,125	32,134	18,686	51,663

GROSS PROFIT	6,411	6,792	13,036	27,947

OPERATING EXPENSES:
Selling, general and administrative	10,924	1,617	14,308	7,452
Professional fees	506	2,251	7,846	3,013
Total operating expenses	11,430	3,868	22,154	10,465

NET OPERATING INCOME (LOSS)	(5,019)	2,924	(9,118)	17,482

OTHER INCOME (EXPENSE)	-	-	-	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(5,019)	2,924	(9,118)	17,482

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(5,019)	$2,924	$(9,118)	$17,482

Net income per share, basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted-average common shares outstanding, basic and diluted	8,097,815	7,500,000	7,744,077	7,500,000

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Other Comprehensive Loss
For the Nine Months Ended July 31, 2013 and July 31, 2012 (Unaudited)

	July 31,	July 31,
	2013	2012

Net Income (Loss)	$(9,118)	$17,482

Foreign Currency Translation
Change in cumulative translation adjustment	(13,123)	-
Income tax benefit (expense)	-	-

Total Other Comprehensive Loss	$(13,123)	$-

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended July 31, 2013 and July 31, 2012 (Unaudited)

	July 31,	July 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(9,118)	$17,482
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) decrease in inventories	904	(1,053)
Increase (decrease) in accounts payable	(13,086)	(2,000)
Increase in accrued expenses	288	(4,235)
Net cash used in operating activities	(21,012)	10,194

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Director, net	-	11,959
Proceeds from sale of common stock	42,000	-
Net cash provided by financing activities	42,000	11,959

Effect of exchange rate changes on cash	(12,126)	-

Increase (decrease) in cash during the year	8,862	22,153

Cash at beginning of period	2,329	12,074

Cash at end of period	$11,191	$34,227

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued to acquire Bespoke Tricycles Ltd.	$-	$5,000

See accompanying notes to the unaudited consolidated financial statements

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2013, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2013.

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

 During the three months ended July 31, 2013, the company sold 540,000 shares of common stock at $0.05 per share for a total of $27,000.

There were 8,340,000 and 7,500,000 shares of common stock issued and outstanding at July 31, 2013 and October 31, 2012, respectively.

There were no shares of preferred stock issued and outstanding at July 31, 2013 and October 31, 2012.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. Accrual for actual rental space of the officer has occurred during the three months ended July 31, 2013 for storage of inventories during the year at a discounted rate of $400 per month until facilities are acquired by the company.

NOTE 5 – INCOME TAXES

For the nine months ended July 31, 2013, the Company has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $33,182 at July 31, 2013 and will expire beginning in the year 2031.

The provision for Federal income tax consists of the following for the nine months ended July 31, 2013 and for the fiscal year ended October 31, 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$ 3,100	$ 4,195
Less: valuation allowance	(3,100)	(4,195)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at July 31, 2013 and October 31, 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 11,282	$ 8,182
Valuation allowance	(11,282)	(8,182)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 6 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of July 31, 2013.  The Company currently has a low working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Should we secure sufficient funding we intend to lease a suitable storage/workshop space in south London. Such a space is available from www.railwayarches.com or through Transport for London website which lease railway arches directly. The approximate cost of a suitable unit is between $8,000 and $10,000 per year. We expect to start leasing such a facility by late 2013 or early 2014.

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

We intend to increase our online marketing and web presence immediately when funding is received. We intend to instruct a specialist search engine optimization and marketing expert to help penetrate new market opportunities in the US, UK and other countries. We estimate initially this will cost $2,500. Ultimately we aim to develop online global campaigns using Google ad words which allows you to target potential customers by topic, location and language. Google Adwords allows you to choose where your ad appears, on which specific websites and in which geographical areas (states, towns, or even neighborhoods), allowing for targeted marketing. Words which we will use for the search will include ‘tricycles’, ‘ice cream tricycles’, ‘concession carts’, ‘vending carts’, ‘hot dog carts’ and other similar concepts that are popular in different countries/languages. We also intend to have a formal advertising campaign in newspapers and magazines to promote our products. With regards to the international markets we hope to establish our brand in, we have had our website reviewed by a marketing strategist who has begun to develop some basic advertising campaigns in the USA, Italy, Germany, France and Holland. The size and length of this campaign will depend on funding received. We had intended to begin the campaign in April/May 2013 with the aim of increasing spring/summer sales. A modest 3 month campaign would cost in the region of $10,000, but a more comprehensive/extensive campaigned could last up to six months/a year and would cost up to $30,000 including full page newspaper adverts, magazine advertising etc. Unfortunately, we have unable to raise the funds necessary for even a modest campaign.  Once we raise funds, we hope to commence our marketing and website plans. Funds raised to date have allowed for some manufacture and sale of the tricycles which in turn has provide some working capital during June and July 2013.

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

Our available funds combined with revenues will not fund our activities for the next twelve months. As of July 31, 2013, our current cash on hand is $11,191, nearly double of last quarter. Our current monthly burn rate is approximately $700 per month. Based on our current burn rate, we will run out of funds soon without additional capital and assuming revenues based on past performance during that period. If we fail to raise sufficient funds in this offering, investors may lose their entire cash investment.

Results of Operations for the three and nine months ended July 31, 2013 and 2012

Revenues

Our total revenue reported for the three months ended July 31, 2013 was $18,536, a decrease from $38,926 for the three months ended July 31, 2012. Our total revenue reported for the nine months ended July 31, 2013 was $31,722, a decrease from $79,610 for nine months ended July 31, 2012.

The decrease in revenues for the three and nine months ended July 31, 2013 from the prior periods is a result of decreased sales. If we are able to raise money, we expect revenues to increase for the fiscal year ended October 31, 2013 as a result of increased sales resulting from improved marketing, increased production and higher quality production.

Cost of Goods Sold

Our cost of goods sold for the three months ended July 31, 2013 decreased to $12,125 from the prior year period when cost of goods sold was $32,134. Our cost of goods sold for the nine months ended July 31, 2013 decreased to $18,686 from the prior year period when cost of goods sold was $51,663. This was due primarily in direct proportion to the decline of sales.

The decrease in our cost of goods sold for the three and nine months ended July 31, 2013 from the prior year period is attributable to a decrease in the units produced.

Gross Profit

Gross profit for the three months ended July 31, 2013 was $6,411 or approximately 49% of sales. Gross profit for the three months ended April 30, 2012 was $6,792, or approximately 18% of sales.

Gross profit for the nine months ended July 31, 2013 was $13,036 or approximately 41% of sales. Gross profit for the nine months ended July 31, 2012 was $27,497, or approximately 35% of sales.

Operating Expenses

Operating expenses increased to $11,430 for the three months ended  July 31, 2013 from $3,868 for the three months ended July 31, 2012. Our operating expenses for the three months ended July 31, 2013 consisted of professional fees in the amount of $506 and general and administrative expenses of $10,924. In comparison, our operating expenses for the three months ended July 31, 2012 consisted of professional fees in the amount of $2,251 and general and administrative expenses of $1,617.

Operating expenses increased to $22,154 for the nine months ended July 31, 2013 from $10,465 for the nine months ended July 31, 2012. Our operating expenses for the nine months ended July 31, 2013 consisted of professional fees in the amount of $7,846 and general and administrative expenses of $14,308. In comparison, our operating expenses for the nine months ended July 31, 2012 consisted of professional fees in the amount of $3,013 and general and administrative expenses of $7,452.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our products and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months ended July 31, 2013 was $5,019 compared to net income of $2,924 for the three months ended July 31, 2012.

We incurred a net loss of $9,118  for the nine months ended July 31, 2013 compared to net income of $17,482 for the nine months ended July 31, 2012.

Liquidity and Capital Resources

As of July 31, 2013, we had total current assets of $26,521, consisting of cash and inventories. We had current liabilities of $5,826 as of July 31, 2013. Accordingly, we had working capital of $20,695 as of July 31, 2013.

Operating activities used $21,012 in cash for the nine months ended July 31, 2013, as compared with $10,194 provided for the nine months ended July 31, 2012. Our negative operating cash flow for July 31, 2013 was mainly a result of our decrease in accounts payable, increase in inventories and our net loss for the period.

Financing activities for the nine months ended July 31, 2013 generated $42,000 in cash, as compared with cash flows provided by financing activities of $11,959 for the nine months ended July 31, 2012. Our positive cash flow for the nine months ended July 31, 2013 was $8,862 compared to $22,153 as of July 31, 2012.  As of July 31, 2013, we had $11,191 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have limited revenues as of July 31, 2013. We currently have low working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of July 31, 2013, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended July 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine Safety Disclosures

N/A

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bespoke Tricycles, Inc.
Date:	September 23, 2013
By:	/s/ John Goodhew
John Goodhew
Title:	President, Chief Executive Officer, Chief Financial Officer and Director