Form 10-K
period 2013-10-31
BESPOKE TRICYCLES INC
filed 2014-02-18
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2013
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 000-55008

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
Title of each class Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]   No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [   ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]  Accelerated filer [   ]  Non-accelerated filer [   ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  8,340,000 as of February 14, 2014

PART I

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

Our operating subsidiary has been manufacturing vending tricycles for the past 3 years. We have fabricated and sold approximately 200 units to date. The majority of sales have been through third party e-commerce sites such as EBay, Gumtree and Amazon. Limited funding has restricted our supply levels to date.

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

Vending Tricycles

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

We offer both single speed and 7 speed tricycles to our customers. We recently added the 7 speed model, with its 7 speed Shimano gearing system, large 26in wheels, triple braking system and increased load caring area. The larger wheels provide the user with greater control over more challenging terrain, while the 7 speed gearing system makes shifting larger loads easier.

Longtail Bike

We have added to our product base a patented longtail bicycle. The rear rack of this bicycle features a whoping 120cm x 20cm upper platform and two (removable) 100cm x 16cm lower platforms that are capable of carrying a wide range of boxes or bags.

Our aim is to offer an affordable longtail bicycle with and extra-large carrying capacity to assist mobile businesses or individuals that require the ability to transport heavy and often bulky items. The bike has a 26” steel frame and can be converted from a tandem to a longtail and vice versa, with minimal fuss. This functionality effectively provides customers with “two for the price of one,” as the bike may be converted to suit customer needs. Those components that are included but not photographed include: an additional saddle, seat post, handlebars and pedals.

The bike features an 18 speed Shimano gearing system with grip shifters (which customers find useful when transporting heavy loads). Our longtail bicycle is the ultimate in two-wheeled urban utility.

Cargo Trailers

We have developed a bicycle cargo trailer that can be used in conjunction with our tricycles or any other adult bicycle. The extra-large carrying platform (4ft x 2ft) makes our bicycle cargo trailer one of the largest available and we believe it is competitively priced.  Our cargo/ utility trailers are ideal for hauling large cargo around in a comfortable and eco-friendly manner. Loads can be transported in areas that cars and vans may not be able to access.

The trailer can be fastened to the bed of the bicycle trailer using  bungees, clips or ties and  the expanded mesh platform allows for an easy to attach and  non-slip carrying area. The large size of our carrying platform means that this trailer can accommodate much larger loads that other smaller cargo trailers may not be able to take.

Display Plinths and Winter Boxes

We also carry display plinths and winter boxes.  Our display plinth incorporates a removable tray that allows access to the lower storage section of the box. This tray makes for a suitable preparation/ display platform for a wide range of products. Customers have adapted our display plinths in the past to accommodate coffee machines, griddles and other such equipment. Once constructed the display plinth can be painted or sealed to accommodate an additional eye catching vinyl graphic.

We have introduced a winter box that can accommodate two ‘soup kettles’ (caldrons) and will keep products like soup, stews, mulled wine and cider constantly warm. Each box is made to accommodate the carrying platform of our tricycles and have two appropriately cut holes for the two soup kettles. Inside the box is a storage space suitable for additional stock or a suitcase generator to keep the kettles powered. The outside of the box can be painted in chalkboard paint to allow for an eye-catching and flexible display board.

Market Analysis

Our founder, John Goodhew, has been making vending tricycles for over 3 years and has successfully marketed and sold tricycles internationally.

Our tricycles are a cheaper alternative ($1,200/$1,500) to other tricycle manufacturers. As well as being cheaper than other competitors’ tricycles, e.g., Pashley $4,000-$6,000, Bespoke Tricycles incorporates a unique patented design, which is the product’s unique selling point (“USP”), which allows the tricycle to be collapsed and folded flat for efficient delivery, transportation and storage. This USP has also allowed Bespoke Tricycles Inc. to expand sales both national and internationally.

We believe these two competitive advantages (effective pricing and the collapsible design) places Bespoke Tricycle Inc. in a good position for expansion.

The majority of our sales (approximately 80%) come in the summer months from clients in Europe and the Americas (UK, France, Germany, Spain, Ireland and the US.) However, during the last financial year approximately 90% of sales have been to businesses and individuals located in the UK. Despite this trend we are still seeing encouraging levels of global interest. Traditionally our sales have been through third party ecommerce sites such as eBay, Gumtree and Amazon. However, during the last fiscal year as a result of the launch of our corporate website and targeted marketing approximately 95% of sales come directly through the corporate website (http://www.bespoketricycles.com/). We currently only accept payment through Paypal on our corporate website although we are exploring the possibility of changing to SagePay as they offer more a favourable pricing structure.  We believe that the cost and size of our vending tricycles will be appealing for people currently wishing to start their own small business.

Vending tricycles can be a mobile or fixed position retail unit that clearly shows and displays its products in a unique and eye catching manner. We hope to target people setting up their own small scale businesses. We believe that this as the ideal environment to sell our products, as for many it is a solution to financial hardship.

Manufacturing

We have a small workshop that serves as our manufacturing facility. We have a number of components for our tricycles that have been contracted out to other fabricators. We assemble these components at our facility, which is capable enough at the present time for our needs. As demand for our tricycles increases, however, we will need a larger workshop to assemble our products. Having investigated various suitable premises and calculating the required square footage necessary to further develop and increase production we have decided the facilities we currently have are suitable for the short-term. As we outsource the majority of the production the facilities we have are suitable for assembly and storage given current demand, lead times and efficiency of current assembly. We will continue to assess this matter on a regular basis and take necessary action when required. We are also exploring outsourcing the assembly of our products depending on the cost of having a third party perform that function.

Marketing

Our plan is to position Bespoke Tricycles Inc as a reputable tricycle manufacturer that offers affordable and quality tricycles. We have developed a website (http://www.bespoketricycles.com/) where we offer our products. Currently we have limited access to a world market due to the lack of funding that such a drive would require. We have designed and researched a strategy for this but have limited funds to introduce it. With the growth that we are planning we hope to focus more on this.

We have added additional products to enhance our product line and we believe that will improve our image and generate more sales. We aim to soften the seasonal sway in sales by offering a greater ranges of products, including our cargo trailers, display plinths and winter boxes.

We are also interested in reaching a variety of customers that require our products in bulk order.  We hope to be able to target postal companies that need cargo tricycles in congested urban traffic areas. Currently, larger international courier companies are using tricycles in order to make their way through congested parts of large cities to deliver parcels quietly and efficiently.  We believe this method of delivery is a great alternative for any business that needs to make local deliveries in crowded urban areas. Tricycles can also be considered to be economically suitable and sustainable option for urban delivery companies.

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

Under the direction of the executive management, we may target larger events, organizations or businesses to highlight the beneficial features our products could bring to these companies. We have made further sales to Selfridges & Co (a chain of high end department stores in the United Kingdom) who have purchased several of our tricycles and have customized them using a vinyl graphic wrap. The tricycles have been on display in all Selfridges’ stores the summer of 2012 and 2013 and were being used to distribute Champagne and cold drinks to its’ customers. We have seen an increased demand from cafes and ice cream shops in particular. 3 units have recently been sold to Warner Brother Pictures who are using them in a movie (Edge of Tomorrow - All You Need is Kill starring Tom Cruise).

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

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No Public Market for Common Stock

There is presently no public market for our common stock. We recently obtained a symbol, BPSR, and we are quoted on the OTCQB operating by OTC Markets Group, Inc. We can provide no assurance that a public market will materialize.

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

Holders of Our Common Stock

As of October 31, 2013, we had 8,340,000 shares of our common stock issued and outstanding, held by 28 shareholder of record.

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

▪

Secure additional funding to increase production

▪

Purchase machinery, equipment and supplies to increase  and bring production in-house cost effecitvely

▪

Hire skilled employees to complete our team

▪

Improve and expand the product range and online shop for business

▪

Successfully penetrate targeted markets

▪

Secure contracts to achieve projected sales goals

▪

Establish a solid reputation as a manufacturing leader

Whilst we have experienced stable sales we would like to secure additional funding to enable us to increase the scale of our production. This is our primary focus. We are on the way to establishing our brand and company both in the United Kingdom and internationally. This is evidenced by the quality of customers we have, the refferrals we are seeing and the lack of returns and customer complaints. We intend to continue to develop and manufacture quality products to ensure our brand become sysnonymous with quality.

Whilst the efficiency of our assembly production and small lead times means we can produce new tricycles quickly should we secure sufficient funding we intend to lease a suitable storage/workshop space in south London. This would allow us to bring some of the production in house rather than out sourcing. There are many suitable spaces available from disused railway areches that can be leased from Transport for London website to private untis leased by indivduals. The approximate cost of a suitable unit is between $8,000 and $10,000 per year. We will continue to monitor demand, sales, lead times and assess if leasing a leasing is economically viable throughout 2014.

With regards to new machinery, we have historically identified various machines that would increase production capacity. However as we currently outsource the majority of our production we do not currently require additional machinery. However should we secure additional funding we would use approximately $30,000 for facility upgrades, materials and inventories. These facility upgrades and inventory expenditures will be purchased immediately upon receipt of funding.

We currently subcontract the majority of the manufacturing process. Depending on the level of proceeds received we would like to bring these processes in house. This would require hiring suitably skilled welders, spray painters, tooling experts and a metalsmith. We will use specialized engineering recruitment consultants to find such skilled individuals and will provide suitable training where necessary. We estimate a part-time individuals meeting our requirements will cost approximately $50,000 per annum and full time individuals would cost approximately $100,000. Should we raise sufficient funding we would start recruiting immediately. Alternatively we could continue to outsource the manufacturing process until such a time those full time employees are financially viable. We would expect this to be within the next 12-24 months though organic growth should we not receive sufficient funding to recruit. Required training will be funded through revenues or proceeds of securities sold and employees will be sent on formal training courses offered by suitable industry trainers. Should we not receive the required proceeds the company will continue to use current skilled suppliers to complete the production of the bikes.

We have seen an increased amount of sales through our corporate wbesite and we intend to continue to increase our online marketing and web presence. We currently utilise Google Adwords to advertise our products. We have wokred with a specialist search engine optimization and marketing expert to help penetrate new market opportunities in the US, UK and other countries. We intend to focus this effort in the future to increase international sales. We estimate initially this will cost $2,500. We intend to develop online global campaigns using Google ad words which allows you to target potential customers by topic, location and language. Google Adwords allows you to choose where your ad appears, on which specific websites and in which geographical areas (states, towns, or even neighborhoods), allowing for targeted marketing. Words which we will use for the search will include ‘tricycles’, ‘ice cream tricycles’, ‘concession carts’, ‘vending carts’, ‘hot dog carts’ and other similar concepts that are popular in different countries/languages. We also intend to have a formal advertising campaign in newspapers and magazines to promote our products in the summer of 2014.

We have seen exceptional results from Google Adwords in the UK and intend to develop some basic advertising campaigns to specifically target the USA and Europe. The size and length of this campaign will depend on available funding. We intend to begin the campaign in April/May 2014 with the aim of increasing spring/summer sales. We expect that a modest campaign would cost in the region of $10,000, but a more comprehensive/extensive campaigned could last up to six months/a year and would cost up to $40,000 including full page newspaper adverts, magazine advertising etc. Unfortunately, to date we have unable to raise the funds necessary for even a modest campaign.  Once we raise funds, we hope to commence our marketing and website plans.

We continue to aim to soften the seasonal sway in sales by developing additional ‘boxes’ that can be bought from our website that allow a range of pre-established products to be sold from the tricycles. This flexibility will allow customers as well as Bespoke Tricycle Inc to stay atop trends or changes in desires from customers. We now sell 3 different models and now offer a cargo trailer which has been designed in house. We intend to explore further diversification in 2014 as we continue to experiment with different cargo carrying cycle ideas. We are also working to develop a winter product to sell during the colder months. We are currently working on developing a hot dog tricycles. A proportion of any additional funding would be allocated on developing a wider product range as well as testing these products the market.

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

Our available funds combined with revenues will not fund our activities for the next twelve months. As of October 31, 2013, our current cash on hand is $15,948  with inventories of $16,531. Our current monthly burn rate is approximately $900  per month. Based on our current burn rate, we will run out of funds soon without additional capital and assuming revenues based on past performance during that period. If we fail to raise sufficient funds in this offering, investors may lose their entire cash investment.

Results of Operations for the Years Ended October 31, 2013 and 2012

Revenues

Our total revenue reported for the year ended October 31, 2013 was $82,968, a decreasefrom $87,149  for the year ended October 31, 2012. The decrease in revenues for the year ended October 31, 2012 from the prior year is not significant and expected to increase now that the website is functioning. We expect revenues to increase for the year ended October 31, 2014 as a result of increased sales resulting from improved marketing, increased production and higher quality production.

Cost of Goods Sold

Our cost of goods sold for the year ended October 31, 2013 decreased to $ 44,440 from the prior year when cost of goods sold was $61,114. The decrease in our cost of goods sold for the year ended October 31, 2013 from the prior year is attributable to decreased units produced and more efficient builds of the products.

Gross Profit

Gross profit for the year ended October 31, 2013 was $38,528 , or approximately 46% of sales. Gross profit for the year ended October 31, 2012 was $26,035, or approximately 29% of sales.

Operating Expenses

Operating expenses increased to $70,703  for the year ended October 31, 2013 from $38,374 for the year ended October 31, 2012. Our operating expenses for the year ended October 31, 2013 consisted of professional fees in the amount of $27,050 and general and administrative expenses of $43,653. In comparison, our operating expenses for the year ended October 31, 2012 consisted of professional fees in the amount of $23,890 and general and administrative expenses of $14,484.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development, marketing and sale of our products and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the year ended October 31, 2013 was $32,175 compared to net loss of $12,339 for the year ended October 31, 2012.

Liquidity and Capital Resources

As of October 31, 2013, we had total current assets of $32,479, consisting of cash and inventories. We had current liabilities of $21,145 as of October 31, 2013. Accordingly, we had a working capital of $11,334 as of October 31, 2013.

Operating activities used $29,951 in cash for the year ended October 31, 2013, as compared with $8,748  for the year ended October 31, 2012. Our negative operating cash flow for both periods was mainly a result of our net loss and increase in inventories offset by an increase in accounts payable for both periods.

Financing activities for the year ended October 31, 2013 generated $42,000 in cash, as compared with cash flows provided by financing activities of $0 for the year ended October 31, 2012. Our positive cash flow for the year ended October 31, 2013 was the result of proceeds from the sale of our common stock.

As of October 31, 2013, we had $15,948  in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have limited revenues as of October 31, 2013 and only $11334 of working capital.  We currently have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of October 31, 2013, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of October 31, 2013 and 2012
F-3	Consolidated Statements of Operations for the Years Ended October 31, 2013 and 2012
F-4	Consolidated Statements of Other Comprehensive Loss for the Years Ended October 31, 2013 and 2012
F-5	Consolidated Statement of Stockholders’ Equity (Deficit) as of October 31, 2013
F-6	Consolidated Statements of Cash Flows for the Years Ended October 31, 2013 and 2012
F-7 to F-12	Notes to Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Bespoke Tricycles Inc.

We have audited the accompanying consolidated balance sheets of Bespoke Tricycles Inc. (the “Company”) as of October 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bespoke Tricycles Inc. as of October 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has received limited revenue from sales of products or services and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 14, 2014

Bespoke Tricycles Inc.
Consolidated Balance Sheets
As of October 31, 2013 and 2012

	October 31,	October 31,
ASSETS	2013	2012
Current Assets
Cash	$15,948	$2,329
Inventories	16,531	16,234

TOTAL ASSETS	$32,479	$18,563

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$21,145	$11,599
Accrued expenses	-	7,025
Total Liabilities	21,145	18,624

Commitments and contingencies	-	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of October 31,2013 and October 31, 2012 , respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 8,340,000 and 7,500,000 shares issued and outstanding as of October 31, 2013 and October 31, 2012, respectively	8,340	7,500
Additional paid-in capital	58,660	17,500
Other comprehensive loss	573	(997)
Accumulated deficit	(56,239)	(24,064)
Total Stockholders' Equity (Deficit)	11,334	(61)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$32,479	$18,563

Bespoke Tricycles Inc.
Consolidated Statements of Operations
For the Years Ended October 31, 2013 and 2012

	Year Ended
	October 31,
	2013	2012

Revenues	$82,968	$87,149

Cost of Goods Sold	44,440	61,114

Gross Profit	38,528	26,035

Operating Expenses
General and administrative expenses	43,653	14,484
Professional Fees	27,050	23,890
Total Operating Expenses	70,703	38,374

Loss before Provision for Income Taxes	(32,175)	(12,339)

Provision for Income Taxes	-	-

Net Loss	$(32,175)	$(12,339)

Net Loss per Share: Basic and Diluted	$(0.0040)	$(0.0016)

Weighted Average Number of Shares Outstanding: Basic and Diluted	7,969,524	7,500,000

Bespoke Tricycles Inc.
Consolidated Statements of Other Comprehensive Income (Loss)
For the Years Ended October 31, 2013 and 2012

	Year Ended
	October 31,
	2013	2012

Net Income (Loss)	$(32,175)	$(12,339)

Foreign Currency Translation
Change in cumulative translation adjustment	1,570	(997)
Income tax benefit (expense)	-	-

Total Other Comprehensive Income (Loss)	$1,570	$(997)

Bespoke Tricycles Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
As of October 31, 2013

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, November 1, 2009	-	$ -	$ -	$ -	$ -	$ -

Net income for the year ended October 31, 2010	-	-	-	-	-	-

Balance, October 31, 2010	-	-	-	-	-	-

Stock issued for Bespoke Tricycles Ltd	5,000,000	5,000	(5,000)	-	-	-
						.
Stock issued for cash on August 31, 2011 at $0.01 per share	2,500,000	2,500	22,500	-	-	25,000

Net loss for the year ended October 31, 2011	-	-	-	-	(11,725)	(11,725)

Balance, October 31, 2011	7,500,000	7,500	17,500	-	(11,725)	13,275

Net loss for the year ended October 31, 2012	-	-	-	(997)	(12,339)	(13,336)

Balance, October 31, 2012	7,500,000	7,500	17,500	(997)	(24,064)	(61)

Stock issued for cash at $0.05 per share	840,000	840	41,160	-	-	42,000

Net loss for the period October 31, 2013	-	-	-	1,570	(32,175)	(30,605)

Balance, October 31, 2013	8,340,000	$ 8,340	$ 58,660	$ 573	$ (56,239)	$ 11,334

Bespoke Tricycles Inc.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2013 and 2012

	31-Oct	31-Oct
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(32,175)	$(12,339)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) in inventories	(297)	(7,548)
Increase in accounts payable	9,546	11,139
(Decrease) in accrued expenses	(7,025)	-
Net cash used in operating activities	(29,951)	(8,748)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	42,000	-
Net cash provided by financing activities	42,000	-

Effect of exchange rate changes on cash	1,570	(997)

Increase (decrease) in cash during the year	13,619	(9,745)

Cash at beginning of period	2,329	12,074

Cash at end of year	$15,948	$2,329

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued to acquire Bespoke Tricycles Ltd.	$-	$-

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For Years Ended OCTOBER 31, 2013 and 2012

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

For Years Ended OCTOBER 31, 2013 and 2012

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of October 31,2013 and  2012, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2013 and 2012.

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

For Years Ended OCTOBER 31, 2013 and 2012

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

NOTE 3 – INVENTORIES

Inventories totaling $16,531 and $16,234 were composed of tricycles and related component parts at October 31, 2013 and 2012, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Prior to September 2011, the Company did not have a bank account. A director paid for all expenses and all revenues were deposited into his personal bank account.  The difference between the revenues and expenses was recorded as compensation.  Total compensation paid to the director was $15,100 and $5,582 for the years ended October 31, 2013 and 2012, respectively. The Company paid $870 for transportation costs to a relative of their officer and director during the year ended October 31, 2012.

During the year ended October 31, 2013, an officer paid for storage and other inventory items on behalf of the company and was reimbursed.

NOTE 5 – ACCOUNTS PAYABLE

Accounts payable consisted of $7,400 and $6,000 due to the Company’s outside independent auditors for services related to the periods reported on in these financial statements ended October 31, 2013 and 2012 respectively. Accounts Payable additionally included $11,885 and $12,105 due to the Company’s attorneys for 2013 and 2012 respectively. Remaining Accounts Payable included $3,839 of  professional fees related to accounting and filing fees during October 31, 2013; and $519 due to third party suppliers during October 31,2012.

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For Years Ended OCTOBER 31, 2013 and 2012

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

During the fiscal year October 31, 2013, 840,000 shares of common were issued for $42,000.

There were 8,340,000 and 7,500,000 shares of common stock issued and outstanding at October 31, 2013 and 2012 respectively.

There were no shares of preferred stock issued and outstanding at October 31, 2013 and 2012.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement However, during the year ended October 31,2013, value of the rent was accrued as the value of  inventory storage became material to the financial statements. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – INCOME TAXES

For the years ended October 31, 2013 and 2012, the Company has incurred a net losses and, therefore, has no tax liability.  The net deferred tax assets generated by the loss carry-forwards has been fully reserved.  The cumulative net operating loss carry-forward is approximately $56,239 at October 31, 2013, and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the years ended October 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$ 10,939	$ 4,195
Less: valuation allowance	(10,939)	(4,195)
Net provision for Federal income taxes	$ 0	$ 0

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For Years Ended OCTOBER 31, 2013 and 2012

NOTE 8 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at October 31, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 19,121	$ 8,182
Valuation allowance	(19,121)	(8,182)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 9 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of October 31, 2013.  The Company currently has only $11,334 of working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending October 31, 2013.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of October 31, 2013, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of October 31, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2014, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our current director and executive officer, his age as of October 31, 2013 and his present positions.

Name	Age	Position Held with the Company
John Goodhew	29	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

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

Significant Employees

We do not currently have any significant employees aside from John Goodhew.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended October 31, 2013, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended October 31, 2013

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
John Goodhew, President, CEO and Director	1	0	0

Code of Ethics

October 31, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
John Goodhew, President, CEO, CFO, and director	2013 2012	15,100 5,582	0 0	0 0	0 0	0 0	0 0	0 0	15,100 5,582

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
John Goodhew	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of October 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of February 14, 2014, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 8,340,000 Shares of Common Stock issued and outstanding as of February 14, 2014.

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
John Goodhew 145-147 St. John Street, London United Kingdom EC1V 4PW	Common Stock	7,500,000 Shares	90%
DIRECTORS AND OFFICERS – TOTAL		7,500,000 Shares	90%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

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

John Goodhew was paid $7,494 for storage rent during the fiscal year ended October 31,2013.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$6,500	$0	$0	$0
2012	$6,000	$0	$0	$0

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

1 Incorporated by reference to the Registration Statement on Form S-1 filed on September 4, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bespoke Tricycles, Inc.

By:	/s/ John Goodhew
John Goodhew President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 14, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ John Goodhew
John Goodhew President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 14, 2014