Form 10-K/A
period 2013-10-31
BESPOKE TRICYCLES INC
filed 2014-03-11
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment #1

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

Large accelerated filer [   ]  Accelerated filer [   ]  Non-accelerated filer [   ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  8,340,000 as of February 14, 2014

Explanatory Note

This Amendment No.1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Bespoke Tricycles, Inc. (the “Company”) for the year ended October 31, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on February 18, 2014. The Amendment is being filed to correct certain disclosures in various sections of the Original Filing that were inadvertently filed.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

We have acquired a patent in the United Kingdom for ‘a collapsible front loading vending tricycle’ (Intellectual Property Office patent number GB1002964.3). Because of the unique design of our collapsible tricycles, we benefit from reduced packaging and shipping costs, enabling us to access a global market. We believe our ability to ship our products internationally with relative low cost is one of our competitive advantages.

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

Longtail Bike

We have added to our product base a patented longtail bicycle. The rear rack of this bicycle features a whopping 120cm x 20cm upper platform and two (removable) 100cm x 16cm lower platforms that are capable of carrying a wide range of boxes or bags.

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

Our tricycles are a cheaper alternative ($1,200/$1,500) to other tricycle manufacturers. As well as being cheaper than other competitors’ tricycles, e.g., Pashley $4,000-$6,000, Bespoke Tricycles incorporates a unique patented design, which is the product’s unique selling point (“USP”), which allows the tricycle to be collapsed and folded flat for efficient delivery, transportation and storage. This USP has also allowed Bespoke Tricycles Inc. to be competitive in both the national and international market place.

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

Competition

We are currently cheaper than other competitor’s tricycles (Pashley $4,000-$6,000, Morrison $3,000, Business on Wheels $3,200). We have also incorporated a unique patented design that allows the tricycle to be collapsed and folded flat for efficient delivery, transportation and storage. This unique selling point has also allowed us to expand our sales both national and internationally, as we are able to deliver abroad in a standard adult bike box—thus saving the significant transportation costs that other tricycles brands such as Pashley may incur.

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

Holders of Our Common Stock

As of February 14, 2014, we had 8,340,000 shares of our common stock issued and outstanding, held by 28 shareholder of record.

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

-

Secure additional funding to increase production

-

Purchase machinery, equipment and supplies to increase  and bring production in-house cost effectively

-

Hire skilled employees to complete our team

-

Improve and expand the product range and online shop for business

-

Successfully penetrate targeted markets

-

Secure contracts to achieve projected sales goals

-

Establish a solid reputation as a manufacturing leader

While we have experienced stable sales we would like to secure additional funding to enable us to increase the scale of our production. This is our primary focus. We are on the way to establishing our brand and company both in the United Kingdom and internationally. This is evidenced by the quality of customers we have, the referrals we are seeing and the lack of returns and customer complaints. We intend to continue to develop and manufacture quality products to ensure our brand become synonymous with quality.

While the efficiency of our assembly production and small lead times means we can produce new tricycles quickly should we secure sufficient funding we intend to lease a suitable storage/workshop space in south London. This would allow us to bring some of the production in house rather than out sourcing. There are many suitable spaces available from disused railway arches that can be leased from Transport for London website to private units leased by individuals. The approximate cost of a suitable unit is between $8,000 and $10,000 per year. We will continue to monitor demand, sales, lead times and assess if leasing is economically viable throughout 2014.

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

We have seen an increased amount of sales through our corporate website and we intend to continue to increase our online marketing and web presence. We currently utilize Google Adwords to advertise our products. We have wokred with a specialist search engine optimization and marketing expert to help penetrate new market opportunities in the US, UK and other countries. We intend to focus this effort in the future to increase international sales. We estimate initially this will cost $2,500. We intend to develop online global campaigns using Google ad words which allows you to target potential customers by topic, location and language. Google Adwords allows you to choose where your ad appears, on which specific websites and in which geographical areas (states, towns, or even neighborhoods), allowing for targeted marketing. Words which we will use for the search will include ‘tricycles’, ‘ice cream tricycles’, ‘concession carts’, ‘vending carts’, ‘hot dog carts’ and other similar concepts that are popular in different countries/languages. We also intend to have a formal advertising campaign in newspapers and magazines to promote our products in the summer of 2014.

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

Our available funds combined with revenues will not fund our activities for the next twelve months. As of October 31, 2013, our current cash on hand is $15,948 with inventories of $16,531. Our current monthly burn rate is approximately $2,500 per month. Based on our current burn rate, we will run out of funds soon without additional capital and assuming revenues based on past performance during that period. If we fail to raise sufficient funds in this offering, investors may lose their entire cash investment.

Results of Operations for the Years Ended October 31, 2013 and 2012

Revenues

Our total revenue reported for the year ended October 31, 2013 was $82,968, a decrease from $87,149  for the year ended October 31, 2012. Management does not believe the decrease in revenues for the year ended October 31, 2013 from the prior year is significant, and revenues are expected to increase now that the website is functioning. We expect revenues to increase for the year ended October 31, 2014 as a result of increased sales resulting from improved marketing, increased production and higher quality production.

Cost of Goods Sold

Our cost of goods sold for the year ended October 31, 2013 decreased to $44,440 from the prior year when cost of goods sold was $61,115. The decrease in our cost of goods sold for the year ended October 31, 2013 from the prior year is attributable to decreased units produced and more efficient builds of the products.

Gross Profit

Gross profit for the year ended October 31, 2013 was $38,528 , or approximately 46% of sales. Gross profit for the year ended October 31, 2012 was $26,034, or approximately 29% of sales.

Operating Expenses

Operating expenses increased to $70,703 for the year ended October 31, 2013 from $38,373 for the year ended October 31, 2012. Our operating expenses for the year ended October 31, 2013 consisted of professional fees in the amount of $27,050 and general and administrative expenses of $43,653. In comparison, our operating expenses for the year ended October 31, 2012 consisted of professional fees in the amount of $23,890 and general and administrative expenses of $14,484.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be primarily attributable to the continued development, marketing and sale of our products.

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

Going Concern

We have limited revenues as of October 31, 2013 and only $11,334 of working capital.  We currently have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of October 31, 2013 and 2012
F-3	Consolidated Statements of Operations for the Years Ended October 31, 2013 and 2012
F-4	Consolidated Statements of Other Comprehensive Income (Loss) for the Years Ended October 31, 2013 and 2012
F-5	Consolidated Statement of Stockholders’ Equity (Deficit) as of October 31, 2013
F-6	Consolidated Statements of Cash Flows for the Years Ended October 31, 2013 and 2012
F-7 to F-11	Notes to Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Bespoke Tricycles Inc.

We have audited the accompanying consolidated balance sheets of Bespoke Tricycles Inc. (the “Company”) as of October 31, 2013 and 2012, and the related statements of operations, other comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has received limited revenue from sales of products or services and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 14, 2014

Bespoke Tricycles Inc.
Consolidated Balance Sheets
As of October 31, 2013 and 2012

ASSETS	2013	2012
Current Assets
Cash	$15,948	$2,329
Inventories	16,531	16,234

TOTAL ASSETS	$32,479	$18,563

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$21,145	$18,624
Total Liabilities	21,145	18,624

Commitments and contingencies	-	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of October 31,2013 and 2012 , respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 8,340,000 and 7,500,000 shares issued and outstanding as of October 31, 2013 and 2012, respectively	8,340	7,500
Additional paid-in capital	58,660	17,500
Other comprehensive income (loss)	573	(997)
Accumulated deficit	(56,239)	(24,064)
Total Stockholders' Equity (Deficit)	11,334	(61)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$32,479	$18,563

Bespoke Tricycles Inc.
Consolidated Statements of Operations
For the Years Ended October 31, 2013 and 2012

	Year Ended
	October 31,
	2013	2012

Revenues	$82,968	$87,149

Cost of Goods Sold	44,440	61,115

Gross Profit	38,528	26,034

Operating Expenses
General and administrative expenses	43,653	14,483
Professional fees	27,050	23,890
Total Operating Expenses	70,703	38,373

Loss before Provision for Income Taxes	(32,175)	(12,339)

Provision for Income Taxes	-	-

Net Loss	$(32,175)	$(12,339)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	7,969,524	7,500,000

Bespoke Tricycles Inc.
Consolidated Statements of Other Comprehensive Income (Loss)
For the Years Ended October 31, 2013 and 2012

	Year Ended
	October 31,
	2013	2012

Net Loss	$(32,175)	$(12,339)

Foreign Currency Translation
Change in cumulative translation adjustment	1,570	(997)
Income tax benefit (expense)	-	-

Total Other Comprehensive Income (Loss)	$1,570	$(997)

Bespoke Tricycles Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
As of October 31, 2013

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, November 1, 2011	7,500,000	$ 7,500	$ 17,500	$ -	$ (11,725)	$ 13,275

Net loss for the year ended October 31, 2012	-	-	-	(997)	(12,339)	(13,336)

Balance, October 31, 2012	7,500,000	7,500	17,500	(997)	(24,064)	(61)

Stock issued for cash at $0.05 per share	840,000	840	41,160	-	-	42,000

Net loss for the year ended October 31, 2013	-	-	-	1,570	(32,175)	(30,605)

Balance, October 31, 2013	8,340,000	$ 8,340	$ 58,660	$ 573	$ (56,239)	$ 11,334

Bespoke Tricycles Inc.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(32,175)	$(12,339)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) in inventories	(297)	(7,548)
Increase in accounts payable	2,521	11,139
Net cash used in operating activities	(29,951)	(8,748)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	42,000	-
Net cash provided by financing activities	42,000	-

Effect of exchange rate changes on cash	1,570	(997)

Increase (decrease) in cash during the year	13,619	(9,745)

Cash at beginning of period	2,329	12,074

Cash at end of year	$15,948	$2,329

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

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

OCTOBER 31, 2013

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

OCTOBER 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Total compensation paid to the director was $15,100 and $5,582 for the years ended October 31, 2013 and 2012, respectively. The Company also paid $870 for transportation costs to a relative of their officer and director during the year ended October 31, 2012.

During the year ended October 31, 2013, an officer paid for storage and other inventory items on behalf of the company and was reimbursed.

Beginning on November 1, 2012, the Company entered into a lease for storage space with an officer and shareholder of the Company.  The lease requires monthly payments of $400 and can be cancelled at any time.  The Company paid the officer and shareholder $4,800 for rent during the year ended October 31, 2013.

NOTE 5 – CAPITAL STOCK

The Company was incorporated on August 9, 2011 in Nevada with authorized capital of 90,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 5 – CAPITAL STOCK (CONTINUED)

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

During the fiscal year October 31, 2013, 840,000 shares of common stock were issued for cash proceeds totaling $42,000.

There were 8,340,000 and 7,500,000 shares of common stock issued and outstanding at October 31, 2013 and 2012 respectively.

There were no shares of preferred stock issued and outstanding at October 31, 2013 and 2012.

NOTE 6 – INCOME TAXES

For the years ended October 31, 2013 and 2012, the Company has incurred a net losses and, therefore, has no tax liability.  The net deferred tax assets generated by the loss carry-forwards has been fully reserved.  The cumulative net operating loss carry-forward is approximately $56,239 at October 31, 2013, and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the years ended October 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$ 10,940	$ 4,195
Less: valuation allowance	(10,940)	(4,195)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at October 31, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 19,122	$ 8,182
Valuation allowance	(19,122)	(8,182)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

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

John Goodhew was paid $7,494 for storage rent during the fiscal year ended October 31, 2013.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.  Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements and reviews of our quarterly financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$9,600	$0	$0	$0
2012	$8,500	$0	$0	$0

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
March 11, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ John Goodhew
John Goodhew President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 11, 2014