Form 10-Q
period 2014-01-31
BESPOKE TRICYCLES INC
filed 2014-03-17
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014

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

[ ] Large accelerated filer Accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,340,000 as of March 5, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of January 31, 2014 and October 31, 2013 (Unaudited);
F-2	Consolidated Statements of Operations for the Three Months Ended January 31, 2014 and 2013(Unaudited);
F-3	Consolidated Statements of Other Comprehensive Loss For the Three Months Ended January 31, 2014 and 2013(Unaudited);
F-4	Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2014 and 2013(Unaudited);
F-5	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

Bespoke Tricycles Inc.
Consolidated Balance Sheets
As of January 31, 2014 and October 31, 2013 (Unaudited)

	January 31,	October 31,
ASSETS	2014	2013
Current Assets
Cash	$3,983	$15,948
Inventories	16,259	16,531

TOTAL ASSETS	$20,242	$32,479

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$18,570	$21,145
Accrued expenses	3,783	-
Advances from director	21,730	-

Total Liabilities	44,083	21,145

Commitments and contingencies	-	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of January 31,2014 and October 31, 2013 , respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 8,340,000 and 8,340,000 shares issued and outstanding as of January 31, 2014 and October 31, 2013, respectively	8,340	8,340
Additional paid-in capital	58,660	58,660
Other comprehensive income	456	573
Accumulated deficit	(91,297)	(56,239)
Total Stockholders' Equity (Deficit)	(23,841)	11,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$20,242	$32,479

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Operations
For the Three Months Ended January 31, 2014 and 2013 (Unaudited)

	Three Months Ended
	January 31,
	2014	2013 (Restated)

Revenues	$5,253	$2,449

Cost of Goods Sold	3,727	1,436

Gross Profit	1,526	1,013

Operating Expenses
General and administrative expenses	14,781	3,934
Professional Fees	21,771	10,049
Total Operating Expenses	36,552	13,983

Other Expenses
Exchange gain (loss)	(32)	-
Total Other Expenses	(32)	-

Loss before Provision for Income Taxes	(35,058)	(12,970)

Provision for Income Taxes	-	-

Net Loss	$(35,058)	$(12,970)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	8,340,000	7,641,318

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Other Comprehensive Loss
For the Three Months Ended January 31, 2014 and 2013 (Unaudited)

	Three Months Ended
	January 31,
	2014	2013 (Restated)

Net Loss	$(35,058)	$(12,970)

Foreign Currency Translation
Change in cumulative translation adjustment	(117)	2,167
Income tax benefit (expense)	-	-

Total Other Comprehensive Loss	$456	$(1,170)

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended January 31, 2014 and 2013 (Unaudited)

	Three Months Ended
	January 31,
	2014	2013 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(35,058)	$(12,970)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) decrease in inventories	272	(4,152)
Increase (decrease) in accounts payable	(2,575)	1,321
Increase in accrued expenses	3,783	5,201
Net cash used in operating activities	(33,578)	(10,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director, net	21,730	3,114
Proceeds from sale of common stock	-	13,250
Net cash provided by financing activities	21,730	16,364

Effect of exchange rate changes on cash	(117)	2,167

Increase (decrease) in cash during the period	(11,965)	7,931

Cash at beginning of period	15,948	2,329

Cash at end of period	$3,983	$10,260

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the unaudited consolidated financial statements

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

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

Basis of Presentation-Unaudited Interim Financial Information

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim consolidated financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited consolidated interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended October 31, 2013, and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed with SEC on February 18, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, inventories, accounts payable, accrued expenses, and advances from the director. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates

Inventories

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of January 31, 2014, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2014.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2014 and year ended October 31, 2013, an officer of the company paid for storage and other inventory items on behalf of the company and was reimbursed.

The CEO of the company advanced the company $21,730 on a short term basis.

NOTE 4 - CAPITAL STOCK

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

There were 8,340,000 shares of common stock issued and outstanding at January 31, 2014 and October 31, 2013.

There were no shares of preferred stock issued and outstanding at January 31, 2014 and October 31, 2013.

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

NOTE 5 –– COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement However; during the year ended October 31, 2013, value of the rent was accrued as the value of inventory storage became material to the financial statements. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 - INCOME TAXES

For the three months ended January 31, 2014, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax assets generated by the loss carry-forwards has been fully reserved.  The cumulative net operating loss carry-forward is approximately $91,297 at January 31, 2014, and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the three months ended January 31, 2014 and 2013:

	2014	2013 (Restated)
Federal income tax benefit attributable to:
Current operations	$ 11,920	$ 4,410
Less: valuation allowance	(11,920)	(4,410)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows for the three months ended January 31, 2014 and fiscal year ended October 31, 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 31,041	$ 19,121
Valuation allowance	(31,041)	(19,121)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations

NOTE 7 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of January 31, 2014.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

NOTE 8 – RESTATEMENT

The Company has restated beginning balances for January 31, 2013, as well as the Balance Sheet, Statement of Operations, Statement of Other Comprehensive Loss and Statement of Cash flows for January 31, 2013 to correct errors in its accounting. The Company began recording transactions in Great Britain Pound beginning November 01, 2012 converting from recording currency in US dollar. This conversion required translation calculations that were incorrect. This error caused the company financial statements to be materially misstated for each quarter of fiscal year 2013. The company’s audited year end October 31, 2013 financial statements reflect the corrected translation for the year and are materially correct.

The balance sheet as of January 31, 2013, and the statements of operations, other comprehensive income (loss), and cash flows for the three months ended January 31, 2013, have been restated to correct the presentation of the currency translation into the US dollar.  Note that the January 31, 2013 full balance sheet as restated is not shown in this Form 10-Q.

The following are the previous and corrected balances as of and for the three months ended January 31, 2013:

January 31, 2013 Financial Statements	Line Item	Corrected	Previously Stated

Balance Sheet	Total current assets	$ 30,646	$ 28,401
Balance Sheet	Total assets	$ 30,646	$ 28,401
Balance Sheet	Total liabilities	$ 28,261	$ 22,937
Balance Sheet	Accumulated deficit	$ (37,035)	$ (29,114)
Balance Sheet	Stockholders’ equity	$ 2,385	$ 5,464
Income Statement	Total revenues	$ 2,449	$ 953
Income Statement	Cost of goods sold	$ 1,436	$ 559
Income Statement	Total operating expenses	$ 13,983	$ 5,444
Income Statement	Loss from operations	$ (12,970)	$ (5,050)
Income Statement	Net Loss	$ (12,970)	$ (5,050)
Statement of Other Comprehensive Loss	Change in cumulative translation adjustment	$ 2,167	$ (2,675)
Statement of Cash Flows	Net cash used in operating activities	$ (10,600)	$ (4,040)
Statement of Cash Flows	Net cash provided by financing activities	$ 16,364	$ 14,497
Statement of Cash Flows	Effect of exchange rate changes on cash	$ 2,167	$ (2,675)
Statement of Cash Flows	Increase in Cash during the period	$ 7,931	$ 7,782
Statement of Cash Flows	Cash at end of the period	$ 10,260	$ 10,111

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Should we secure sufficient funding we intend to lease a suitable storage/workshop space in south London. Such a space is available from www.railwayarches.com or through Transport for London website which lease railway arches directly. The approximate cost of a suitable unit is between $8,000 and $10,000 per year. We expect to start leasing such a facility by mid-2014.

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

Our available funds combined with revenues will not fund our activities for the next twelve months. As of January 31, 2014, our current cash on hand is $3,983. Our current monthly burn rate is approximately $700 per month. Based on our current burn rate, we will run out of funds by June 2014 without additional capital and assuming revenues based on past performance during that period. If we fail to raise sufficient funds in this offering, investors may lose their entire cash investment.

Results of Operations for the three months ended January 31, 2014 and 2013

Revenues

Our total revenue reported for the three months ended January 31, 2014 was $5,253, an increase from $2,449 for the three months ended January 31, 2013. The increase in revenues for the three months ended January 31, 2014 from the prior period is a result of an increase in sales  in the winter months of Vending Tricycles and the introduction of base built table legs and tops for seasonal revenue. We expect revenues to increase for the fiscal year ended October 31, 2014 as a result of increased sales resulting from improved marketing, increased production and higher quality production.

Cost of Goods Sold

Our cost of goods sold for the three months ended January 31, 2014 increased to $3,727 from the prior year period when cost of goods sold was $1,436. The increase in our cost of goods sold for the three months ended January 31, 2014 from the prior year period is attributable to an increase in the units produced and the introduction of a new product sold.

Gross Profit

Gross profit for the three months ended January 31, 2014 was $1,526, or approximately 29% of sales. Gross profit for the three months ended January 31, 2013 was $1,013, or approximately 41% of sales.

Operating Expenses

Operating expenses increased to $36,552 for the three months ended January 31, 2013 from $13,983 for the three months ended January 31, 2013. Our operating expenses for the three months ended January 31, 2014 consisted of professional fees in the amount of $21,771 and general and administrative expenses of $14,781. In comparison, our operating expenses for the three months ended January 31, 2013 consisted of professional fees in the amount of $10,049 and general and administrative expenses of $3,934.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our products and the professional fees associated with being a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months ended January 31, 2014 was $35,058 compared to net loss of $12,970 for the three months ended January 31, 2013.

Liquidity and Capital Resources

As of January 31, 2014, we had total current assets of $20,242, consisting of cash and inventories. We had current liabilities of $44,083 as of January 31, 2014. Accordingly, we had a deficit working capital of $23,841 as of January 31, 2014.

Operating activities used $33,578 in cash for the three months ended January 31, 2014, as compared with $10,600 for the three months ended January 31, 2013. Our negative operating cash flow for the three months ended January 31, 2014 was mainly a result of our operating loss, a decrease  in inventories and  accounts payable offset by an increase in accrued expenses. Our negative operating cash flow for the three months ended January 31, 2013 was mainly a result of our operating loss, an increase in inventory, accounts payable and accrued expenses.

Financing activities for the three months ended January 31, 2014 generated $21,730 in cash, as compared with cash flows provided by financing activities of $16,364 for the three months ended January 31, 2013. Our positive cash flow for the three months ended January 31, 2014 was a result of proceeds from an advance from our Director.

As of January 31, 2014, we had $3,983 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have limited revenues as of January 31, 2014. We currently have a deficit working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of January 31, 2014, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

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

Bespoke Tricycles, Inc.
Date:	March 17, 2014
By:	/s/ John Goodhew
John Goodhew
Title:	Chief Executive Officer, Chief Financial Officer, and Director