Form 10-Q
period 2014-04-30
BESPOKE TRICYCLES INC
filed 2014-06-23
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2014

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
+44 203 086 7401
(Registrant’s telephone number)
________________________________________
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

[   ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,430,000 as of June 23, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BESPOKE TRICYCLES INC.

FINANCIAL STATEMENTS

April 30, 2014

Consolidated Balance Sheets as of April 30, 2014 and October 31, 2013 (Unaudited)	F-1

Consolidated Statements of Operations for the Three and Six Months Ended
April 30, 2014 and 2013 (Unaudited)	F-2

Consolidated Statements of Other Comprehensive Loss
for the Six Months Ended April 30, 2014 and 2013 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Six Months Ended
April 30, 2014 and 2013 (Unaudited)	F-4

Notes to the Unaudited Consolidated Financial Statements	F-5

Bespoke Tricycles Inc.
Consolidated Balance Sheets
As of April 30, 2014 and October 31, 2013 (Unaudited)

	April 30,	October 31,
	2014	2013
ASSETS
Current Assets
Cash	$9,971	$15,948
Inventories	12,871	16,531

TOTAL ASSETS	$22,842	$32,479

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$15,580	$21,145
Accrued expenses	7,589	-
Advances from Director	30,134	-

Total Liabilities	53,303	21,145

COMMITMENTS AND CONTINGENCIES (see note 7)	-	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 8,340,000 and 8,340,000 shares issued and outstanding, respectively	8,340	8,340
Additional paid-in capital	58,660	58,660
Other comprehensive Income	(166)	573
Accumulated deficit	(97,295)	(56,239)
Total Stockholders' Equity (Deficit)	(30,461)	11,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$22,842	$32,479

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Operations
For the Three and Six Months Ended April 30, 2014 and April 30, 2013 (Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2014	2013 (Restated)	2014	2013 (Restated)

Revenue	$ 17,938	$ 29,134	$ 23,191	$ 31,519

Cost of Goods Sold	7,742	14,475	11,470	16,135

Gross Profit	10,196	14,659	11,721	15,384

Operating Expenses:
Selling, general and administrative	6,184	4,065	20,965	7,637
Professional fees	10,586	7,963	32,357	17,752
Total operating expenses	16,770	12,028	53,322	25,389

Other Expenses:
Exchange gain (loss)	575	-	545	-
Total Other expenses	575	-	545	-

Net Income (Loss) before Provision For Income Taxes	(5,999)	2,631	(41,056)	(10,005)

Provision For Income Taxes	-	-	-	-

Net Income (Loss)	$ (5,999)	$ 2,631	$ (41,056)	$ (10,005)

Net income per share, basic and diluted	$ (0.00)	$ 0.00	$ (0.00	$ (0.00)
Weighted-average common shares outstanding, basic and diluted	8,340,000	7,791,348	8,340,000	7,715,497

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Other Comprehensive Loss
For the Six Months Ended April 30, 2014 and April 30, 2013 (Unaudited)

	April 30,	April 30,
	2014	2013 (Restated)
Net Income (Loss)	$(41,056)	$(10,005)

Foreign Currency Translation
Change in cumulative translation adjustment	(739)	(5,576)
Income tax benefit (expense)	-	-

Total Other Comprehensive Loss	$(739)	$(5,576)

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended April 30, 2014 and April 30, 2013 (Unaudited)

	April 30,	April 30,
	2014	2013 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(41,056)	$(10,005)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) decrease in inventories	3,660	(3,452)
Increase (decrease) in accounts payable	(5,565)	4,857
Increase in accrued expenses	7,589	-
Net cash used in operating activities	(35,372)	(8,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Director, net	30,134	-
Proceeds from sale of common stock	-	15,000
Net cash provided by financing activities	30,134	15,000

Effect of exchange rate changes on cash	(739)	5,576

Increase (decrease) in cash during the period	(5,977)	11,976

Cash at beginning of period	15,948	2,329

Cash at end of period	$9,971	$14,305

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the unaudited consolidated financial statements

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014

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

Basis of Presentation-Unaudited Interim Financial Information

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim consolidated financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited consolidated interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended October 31, 2013, and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed with SEC on March 11, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, inventories, accounts payable, accrued expenses and advances from a director. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of April 30, 2014, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2014.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three and six months ended April 30, 2014 and year ended October 31, 2013, an officer of the company paid for storage and other inventory items on behalf of the company and was reimbursed.

The CEO of the company advanced $30,134 on a short term basis during the six months ended April 30, 2014 to help fund operations.

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

There were 8,340,000 shares of common stock issued and outstanding at April 30, 2014 and October 31, 2013.

There were no shares of preferred stock issued and outstanding at April 30, 2014 and October 31, 2013.

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

NOTE 6 – INCOME TAXES

For the six months ended April 30, 2014, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $97,295 at April 30, 2014 and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the six months ended April 30, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$ 13,959	$ 3,402
Less: valuation allowance	(13,959)	(3,402)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at April 30, 2014 and October 31, 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 33,080	$ 19,121
Valuation allowance	(33,080)	(19,121)
Net deferred tax asset	$ 0	$ 0

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

NOTE 8 – RESTATEMENT

The Company has restated beginning balances for April 30, 2013, as well as the Balance Sheet, Statement of Operations, Statement of Other Comprehensive Loss and Statement of Cash flows for April 30, 2013 to correct errors in its accounting. The Company began recording transactions in Great Britain Pound beginning November 1, 2012 converting from recording currency in US dollar. This conversion required translation calculations that were incorrect. This error caused the company financial statements to be materially misstated for each quarter of fiscal year 2013. The company’s audited year end October 31, 2013 financial statements reflect the corrected translation for the year and are materially correct.

The balance sheet as of April 30, 2013, and the statements of operations, other comprehensive income (loss), and cash flows for the three and six months ended April 30, 2013, have been restated to correct the presentation of the currency translation into the US dollar.  Note that the April 30, 2013 full balance sheet as restated is not shown in this Form 10-Q.

The following are the previous and corrected balances as of and for the three and six months ended April 30, 2013:

April 30, 2013 Financial Statements	Line Item	Corrected Three Months April 30, 2013	Corrected Six Months ended April 30, 2013	Previously Stated three months ended April 30, 2013	Previously Stated six months ended April 30,2013

Balance Sheet	Total current assets	-	$ 33,991	-	$ 24,425
Balance Sheet	Total assets	-	$ 33,991	-	$ 24,425
Balance Sheet	Total liabilities	-	$ 23,481	-	$ 10,049
Balance Sheet	Accumulated deficit	-	$ (34,069)	-	$ (28,163)
Balance Sheet	Stockholders’ equity	-	$ 10,510	-	$ 14,376
Income Statement	Total revenues	$ 29,134	$ 31,519	$ 11,910	$ 12,885
Income Statement	Cost of goods sold	$ 14,475	$ 16,135	$ 6,024	$ 6,596
Income Statement	Total operating expenses	$ 12,028	$ 25,389	$ 4,935	$ 10,386
Income Statement	Income (Loss) from operations	$ 2,631	$ (10,005)	$ 951	$ (4,097)
Income Statement	Net Income ( Loss)	$ 2,631	$ (10,005)	$ 951	$ (4,097)
Statement of Other Comprehensive Loss	Change in cumulative translation adjustment	-	$ (5,576)	$ -	$ 2,539
Statement of Cash Flows	Net cash used in operating activities	-	$ (8,600)		$ (14,914)
Statement of Cash Flows	Net cash provided by financing activities	-	$ 15,000		$ 15,000
Statement of Cash Flows	Effect of exchange rate changes on cash	-	$ 5,576		$ 3,534
Statement of Cash Flows	Increase in Cash during the period	-	$ 11,976		$ 3,620
Statement of Cash Flows	Cash at end of the period	-	$ 14,305		$ 5,949

NOTE 9– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Should we secure sufficient funding we intend to lease a suitable storage/workshop space in south London. Such a space is available from www.railwayarches.com or through Transport for London website which lease railway arches directly. The approximate cost of a suitable unit is between $8,000 and $10,000 per year. Since we have not been able to locate funding, the move to an upgraded facility has been put on hold.

With regards to new machinery, we have identified the following machines that we believe would increase production capacity: an industrial MIG welder, spray paint compressor and booth and sheet metal bender (total approx cost is $1,600). We require these as soon as possible to complete the production of more tricycles and intend to purchase these as soon as funding is received. These machines are widely available and no particular manufacturer has been identified as yet. We plan to use approximately $30,000 for facility upgrades, materials and supplies to manufacture 80 tricycles. These facility upgrades and inventory expenditures will be purchased immediately upon receipt of funding.

We currently subcontract certain elements of the manufacturing process. We outsource about 90% of our manufacturing to third parties. Depending on the level of proceeds received we would like to bring these processes in house. This would require hiring suitably skilled welders, spray painters, tooling experts and a metalsmith. We will use specialized engineering recruitment consultants to find such skilled individuals and will provide suitable training where necessary. We estimate a part-time individuals meeting our requirements will cost approximately $50,000 per annum and full time individuals would cost approximately $100,000. Should we raise sufficient funding we would start recruiting immediately. Alternatively we could continue to outsource elements of the manufacturing process until such a time those full time employees are financially viable. We would expect this to be within the next 12-24 months though organic growth should we not receive sufficient funding to recruit immediately. Required training will be funded through revenues or proceeds of securities sold and employees will be sent on formal training courses offered by suitable industry trainers. Should we not receive the required proceeds the company will continue to use current skilled suppliers to complete the production of the bikes.

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

Our available funds combined with revenues will not fund our activities for the next twelve months. As of April 30, 2014, our current cash on hand is $9,971. Our current monthly burn rate is approximately $7000 per month. Based on our current burn rate, we will run out of funds by July 2014 without additional capital and assuming revenues based on past performance during that period. If we fail to raise sufficient funds in this offering, investors may lose their entire cash investment.

Results of Operations for the three and six months ended April 30, 2014 and 2013

For the three months ended April 30, 2014 and 2013

Revenues

Our total revenue reported for the three months ended April 30, 2014 was $17,938, a decrease from $29,134 for the three months ended April 30, 2013. The decrease in revenues for the three months ended April 30, 2014 from the prior period is a result of a decrease in selling activity primarily caused from cash flow available for marketing efforts. We expect revenues to increase for the fiscal year ended October 31, 2014 as a result of increased sales resulting from improved marketing, increased production and higher quality production.

Cost of Goods Sold

Our cost of goods sold for the three months ended April 30, 2014 decreased to $7,742 from the prior year period when cost of goods sold was $14,475. The decrease in our cost of goods sold for the three months ended April 30, 2014 from the prior year period is attributable to a decrease in the units produced.

Gross Profit

Gross profit for the three months ended April 30, 2014 was $10,196 or approximately 57% of sales. Gross profit for the three months ended April 30, 2013 was $14,659, or approximately 50% of sales.

Operating Expenses

Operating expenses increased to $16,770 for the three months ended April 30, 2014 from $12,028 for the three months ended April 30, 2013. Our operating expenses for the three months ended April 30, 2014 consisted of professional fees in the amount of $10,586 and general and administrative expenses of $6,184. In comparison, our operating expenses for the three months ended April 30, 2013 consisted of professional fees in the amount of $7,963 and general and administrative expenses of $4,065.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our products and the professional fees associated with being a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months ended April 30, 2014 was $(5,999) compared to net income of $2,631 for the three months ended April 30, 2013.

For the six months ended April 30, 2014 and 2013

Revenues

Our total revenue reported for the six months ended April 30, 2014 was $23,191, a decrease from $31,519 for the six months ended April 30, 2013. The decrease in revenues for the six months ended April 30, 2014 from the prior period is a result of decline in sales as well as a decrease in selling activity. We expect revenues to increase for the fiscal year ended October 31, 2014 as a result of increased sales resulting from improved marketing, increased production and higher quality production.

Cost of Goods Sold

Our cost of goods sold for the six months ended April 30, 2014 decreased to $11,470 from the prior year period when cost of goods sold was $16,135. The decrease in our cost of goods sold for the six months ended April 30, 2014 from the prior year period is attributable to a decrease in the units produced and ordered by customers.

Gross Profit

Gross profit for the six months ended April 30, 2014 was $11,721, or approximately 51% of sales. Gross profit for the six months ended April 30, 2013 was $15,384, or approximately 49% of sales.

Operating Expenses

Operating expenses increased to $53,322 for the six months ended April 30, 2014 from $25,389 for the six months ended April 30, 2013. Our operating expenses for the six months ended April 30, 2014 consisted of professional fees in the amount of $32,357 and general and administrative expenses of $20,965. In comparison, our operating expenses for the six months ended April 30, 2013 consisted of professional fees in the amount of $ 17,752 and general and administrative expenses of $7,637.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our products and the professional fees associated with being a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the six months ended April 30, 2014 was $(41,056) compared to net loss of $(10,005) for the six months ended April 30, 2013.

Liquidity and Capital Resources

As of April 30, 2014, we had total current assets of $22,842, consisting of cash and inventories. We had current liabilities of $53,303 as of April 30, 2014. Accordingly, we had negative working capital of $30,461 as of April 30, 2014.

Operating activities used $35,372 in cash for the six months ended April 30, 2014, as compared with $8,600 used the six months ended April 30, 2013. Our negative operating cash flow for the six months ended April 30, 2014 was mainly a result of our net loss and decrease in accounts payable offset by the use of inventory and an increase in accrued liabilities.

Financing activities for the six months ended April 30, 2014 provided $30,134 in cash, as compared with cash flows provided by financing activities of $15,000 for the six months ended April 30, 2013. Our positive cash flow for the six months ended April 30, 2014 was the result of proceeds from a short term loan from our director.

As of April 30, 2014, we had $9,971 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have limited revenues as of April 30, 2014. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of April 30, 2014, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended April 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bespoke Tricycles, Inc.
Date:	June 23, 2014
By:	/s/ John Goodhew
John Goodhew
Title:	President, Chief Executive Officer, Chief Financial Officer and Director