Form 10-Q/A
period 2013-07-31
BESPOKE TRICYCLES INC
filed 2014-08-11
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our 10-Q for the quarter ended July 31, 2013 that was originally filed (the “Original Report”) on September 23, 2013 (the “Original Filing Date”) with the Securities and Exchange Commission (the “Commission”).  The Original Filing was materially misstated. We began recording transactions in Great Britain Pounds beginning November 01, 2012 converting from recording currency in US dollars. This conversion required translation calculations that were incorrect in our financial statements for the July 31, 2013 quarter. This Amendment No. 1 contains restated financial statements to properly reflect translation calculations that were inaccurate in our prior filing.

The Original Report continues to speak as of the Original Filing Date, and we have not updated disclosures contained therein to reflect information or events that have occurred since the Original Filing Date, except to reflect the revisions set forth in Amendment No. 1 as discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Commission subsequent to the Original Filing Date, including any amendments to those filings

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

BESPOKE TRICYCLES INC.

FINANCIAL STATEMENTS

JULY 31, 2013

Consolidated Balance Sheets as of July 31, 2013 (restated) and October 31, 2012 (Unaudited) 5

Consolidated Statements of Operations for the three and nine months ended
July 31, 2013 (restated) and 2012 (Unaudited) 6

Consolidated Statements of Other Comprehensive Loss for the nine months ended July 31, 2013 (restated) and 2012 (Unaudited) 7

Consolidated Statements of Cash Flows for the nine months ended
July 31, 2013 (restated) and 2012 (Unaudited) 8

Notes to the Unaudited Consolidated Financial Statements 9

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

Bespoke Tricycles Inc.
Consolidated Balance Sheets
As of July 31, 2013 and October 31, 2012 (Unaudited)

	July 31,	October 31,
	2013 (Restated)	2012
ASSETS
Current Assets
Cash	$24,440	$2,329
Inventories	11,478	16,234

TOTAL ASSETS	$35,918	$18,563

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$12,983	$18,624
Accrued expenses	-	-
Advances from Director	-	-

Total Liabilities	12,983	18,624

COMMITMENTS AND CONTINGENCIES (see note 7)	-	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 8,340,000 and 7,500,000 shares issued and outstanding, respectively	8,340	7,500
Additional paid-in capital	58,660	17,500
Other comprehensive loss	1,376	(997)
Accumulated deficit	(45,441)	(24,064)
Total Stockholders' Equity (Deficit)	22,935	(61)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$35,918	$18,563

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended July 31, 2013(Restated) and July 31, 2012 (Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013 (Restated) ((Restated	2012	2013 (Restated)	2012

REVENUE	$43,453	$38,926	$74,364	79,610

COST OF GOODS SOLD	28,177	32,134	43,559	51,663

GROSS PROFIT	15,276	6,792	30,805	27,947

OPERATING EXPENSES:
Selling, general and administrative	24,447	1,617	32,380	7,452
Professional fees	2,479	2,251	19,803	3,013
Total operating expenses	26,926	3,868	52,183	10,465

NET OPERATING INCOME (LOSS)	(11,650)	2,924	(21,378)	17,482

OTHER INCOME (EXPENSE)	-	-	-	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(11,650)	2,924	(21,378)	17,482

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(11,650)	$2,924	$(21,378)	$17,482

Net income per share, basic and diluted	$(0.0014)	$0.0004	$(0.0028)	$0.0023

Weighted-average common shares outstanding, basic and diluted	8,097,815	7,500,000	7,744,077	7,500,000

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Other Comprehensive Loss
For the Nine Months Ended July 31, 2013(Restated) and July 31, 2012 (Unaudited)

	July 31,	July 31,
	2013 (Restated)	2012

Net Income (Loss)	$(21,378)	$ 17,482

Foreign Currency Translation
Change in cumulative translation adjustment	2,373	-
Income tax benefit (expense)	-	-

Total Other Comprehensive Loss	$1,376	$ -

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended July 31, 2013 (Restated) and July 31, 2012 (Unaudited)

	July 31,	July 31,
	2013 Restated)	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(21,378)	$17,482
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) decrease in inventories	4,756	(1,053)
Increase (decrease) in accounts payable	(5,641)	(2,000)
Increase in accrued expenses	-	(4,235)
Net cash used in operating activities	(22,263)	10,194

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Director, net	-	11,959
Proceeds from sale of common stock	42,000	-
Net cash provided by financing activities	42,000	11,959

Effect of exchange rate changes on cash	2,373	-

Increase (decrease) in cash during the year	22,110	22,153

Cash at beginning of period	2,329	12,074

Cash at end of period	$24,439	$34,227

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued to acquire Bespoke Tricycles Ltd.	$-	$5,000

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three and six months ended  July 31, 2013 and year ended October 31, 2012, an officer of the company paid for storage and other inventory items on behalf of the company and was reimbursed.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. Accrual for actual rental space of the officer has occurred during the three months ended for the year as of July 31, 2013 for storage of inventories during the year at a discounted rate of $400 per month until facilities are acquired by the company.

NOTE 6 – INCOME TAXES

For the nine months ended July 31, 2013, the Company has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $45,441 at July 31, 2013(restated) and will expire beginning in the year 2031.

The provision for Federal income tax consists of the following for the nine months ended July 31, 2013 and for the fiscal year ended October 31, 2012:

	2013 (Restated)	2012
Federal income tax benefit attributable to:
Current operations	$ 15,450	$ 4,195
Less: valuation allowance	((15,450)	(4,195)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at July 31, 2013 and October 31, 2012:

	2013 (restated)	2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 23,632	$ 8,182
Valuation allowance	((23,632)	(8,182)
Net deferred tax asset	$ 0	$ 0

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

NOTE 8- RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In this Amendment No.1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended July 31,2013, we are restating the consolidated financial statements for the third quarter of 2013. Previous to this filing of  this Form 10-Q/A, our first and second quarter  2013 restated consolidated financial statements for January 31,2013 and April 30,2013 were included in the original filings of the 10Q’s on  March 17,2014 and June 23,2014 respectively. Each of the first and second quarters of 2013 restate our consolidated financial statements therein except for the quarterly Balances sheets as noted in this note 8 for each quarter restated. The effects of these restatements, to the extent applicable, are reflected in the items revised herein. The restatements relate to the following:

The Company has restated beginning balances for November 01,2012, as well as the Balance Sheet, Statement of Operations, Statement of Other Comprehensive Loss and Statement of Cash flows for November 01,2012 to correct errors in its accounting. The Company began recording transactions in Great Britain Pound beginning November 01, 2012 converting from recording currency in US dollar. This conversion required translation calculations that were incorrect and thus perpetuated throughout fiscal year 2013. This error caused the company financial statements to be materially misstated for each quarter of fiscal year 2013. The company’s audited year end October 31, 2013 financial statements reflect the corrected translation for the year and are materially correct.

The balance sheet as of July 31, 2013, and the statements of operations, other comprehensive income (loss), and cash flows for the three and nine months ended July 31, 2013, have been restated to correct the presentation of the currency translation into the US dollar.

The following are the previous and corrected balances as of and for the three and nine months ended July 31, 2013:

July 31,2013 Financial Statements	Line Item	Corrected Three Months July 31, 2013	Corrected nine Months ended July 31, 2013	Previously Stated three months ended July 31, 2013	Previously Stated nine months ended July 31,2013

Balance Sheet	Total current assets	-	$ 35,918	-	$ 26,521
Balance Sheet	Total assets	-	$ 35,918	-	$ 26,521
Balance Sheet	Total liabilities	-	$ 12,983	-	$ 5,826
Balance Sheet	Accumulated deficit	-	$ (45,441)	-	$ (33,182)
Balance Sheet	Stockholders’ equity	-	$ 22,935	-	$ 20,695
Income Statement	Total revenues	$ 43,453	$ 74,364	$ 18,536	$ 31,722
Income Statement	Cost of goods sold	$ 28,177	$ 43,559	$ 12,125	$ 18,686
Income Statement	Total operating expenses	$ 26,926	$ 52,183	$ 11,430	$ 22,154
Income Statement	Income (Loss) from operations	$ (11,650)	$ (21,378)	$ (5,019)	$ (9,118)
Income Statement	Net Income ( Loss)	$ (11,650)	$ (21,378)	$ (5,019)	$ (9,118)
Statement of Other Comprehensive Loss	Change in cumulative translation adjustment	-	$ 2,373	-	$ (13,123)
Statement of Cash Flows	Net cash used in operating activities	-	$ (22,263)	-	$ (21,012)
Statement of Cash Flows	Net cash provided by financing activities	-	$ 42,000	-	$ 42,000
Statement of Cash Flows	Effect of exchange rate changes on cash	-	$ 2,373	-	$ (12,126)
Statement of Cash Flows	Increase in Cash during the period	-	$ 22,110	-	$ 8,862
Statement of Cash Flows	Cash at end of the period	-	$ 24,440	-	$ 11,191

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

Our available funds combined with revenues will not fund our activities for the next twelve months. As of July 31, 2013, our current cash on hand is $24,440, nearly double of last quarter. Our current monthly burn rate is approximately $700 per month. Based on our current burn rate, we will run out of funds soon without additional capital and assuming revenues based on past performance during that period. If we fail to raise sufficient funds in this offering, investors may lose their entire cash investment.

Results of Operations for the three and nine months ended July 31, 2013 and 2012

Revenues

Our total revenue reported for the three months ended July 31, 2013 was $43,453, an increase from $38,926 for the three months ended July 31, 2012. Our total revenue reported for the nine months ended July 31, 2013 was $74,364, a decrease from $79,610 for nine months ended July 31, 2012.

The increase in revenues for the three months ended and decrease overall for the nine months ended July 31, 2013 from the prior periods is a result of overall decreased sales. If we are able to raise money, we expect revenues to increase for the fiscal year ended October 31, 2013 as a result of increased sales resulting from improved marketing, increased production and higher quality production.

Cost of Goods Sold

Our cost of goods sold for the three months ended July 31, 2013 decreased to $28,177 from the prior year period when cost of goods sold was $32,134. Our cost of goods sold for the nine months ended July 31, 2013 decreased to $43,559 from the prior year period when cost of goods sold was $51,663. This was due primarily in direct proportion to the decline of sales.

The decrease in our cost of goods sold for the three and nine months ended July 31, 2013 from the prior year period is attributable to a decrease in the units produced.

Gross Profit

Gross profit for the three months ended July 31, 2013 was $15,276 or approximately 35% of sales. Gross profit for the three months ended July 31, 2012 was $6,792, or approximately 18% of sales.

Gross profit for the nine months ended July 31, 2013 was $30,805 or approximately 41% of sales. Gross profit for the nine months ended July 31, 2012 was $27,947 or approximately 35% of sales.

Operating Expenses

Operating expenses increased to $26,926 for the three months ended July 31, 2013 from $3,868 for the three months ended July 31, 2012. Our operating expenses for the three months ended July 31, 2013 consisted of professional fees in the amount of $2,479general and administrative expenses of $24,447. In comparison, our operating expenses for the three months ended July 31, 2012 consisted of professional fees in the amount of $2,251 and general and administrative expenses of $1,617.

Operating expenses increased to $52,183for the nine months ended July 31, 2013 from $10,465 for the nine months ended July 31, 2012. Our operating expenses for the nine months ended July 31, 2013 consisted of professional fees in the amount of $19,803 and general and administrative expenses of $32,380. In comparison, our operating expenses for the nine months ended July 31, 2012 consisted of professional fees in the amount of $3,013 and general and administrative expenses of $7,452.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our products and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months ended July 31, 2013 was $11,650 compared to net income of $2,924 for the three months ended July 31, 2012.

We incurred a net loss of $21,378 for the nine months ended July 31, 2013 compared to net income of $17,482 for the nine months ended July 31, 2012.

Liquidity and Capital Resources

As of July 31, 2013, we had total current assets of $35,918, consisting of cash and inventories. We had current liabilities of $12,983 as of July 31, 2013. Accordingly, we had working capital of $22,935as of July 31, 2013.

Operating activities used $22,263 in cash for the nine months ended July 31, 2013, as compared with $10,194 provided for the nine months ended July 31, 2012. Our negative operating cash flow for July 31, 2013 was mainly a result of our decrease in accounts payable, increase in inventories and our net loss for the period.

Financing activities for the nine months ended July 31, 2013 generated $42,000 in cash, as compared with cash flows provided by financing activities of $11,959 for the nine months ended July 31, 2012. Our positive cash flow for the nine months ended July 31, 2013 was $22,110compared to $22,153 as of July 31, 2012.  As of July 31, 2013, we had $24,439 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Bespoke Tricycles, Inc.
Date:	August 11, 2014
By:	/s/ John Goodhew
John Goodhew
Title:	President, Chief Executive Officer, Chief Financial Officer and Director