Form 10-Q
period 2014-07-31
BESPOKE TRICYCLES INC
filed 2014-09-15
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2014

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

[   ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,430,000 as of September 15, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BESPOKE TRICYCLES INC.

FINANCIAL STATEMENTS

July 31, 2014

Consolidated Balance Sheets as of July 31, 2014 and October 31, 2013 (Unaudited) F-1

Consolidated Statements of Operations for the Three and Nine Months Ended
July 31, 2014 and 2013 (Unaudited) F-2

Consolidated Statements of Other Comprehensive Loss
for the Nine Months Ended July 31, 2014 and 2013 (Unaudited) F-3

Consolidated Statements of Cash Flows for the Nine Months Ended
July 31, 2014 and 2013 (Unaudited) F-4

Notes to the Unaudited Consolidated Financial Statements F-5

Bespoke Tricycles Inc.
Consolidated Balance Sheets
As of July 31, 2014 and October 31, 2013 (Unaudited)

	July 31,	October 31,
	2014	2013
ASSETS
Current Assets
Cash	$594	$15,948
Inventories	11,980	16,531

TOTAL ASSETS	$12,574	$32,479

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$13,681	$21,145
Accrued expenses	9,273	-
Advances from Director	25,907	-

Total Liabilities	48,861	21,145

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 8,340,000 and 8,340,000 shares issued and outstanding, respectively	8,340	8,340
Additional paid-in capital	58,660	58,660
Other comprehensive income	341	573
Accumulated deficit	(103,628)	(56,239)
Total Stockholders' Equity (Deficit)	36,287	11,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,574	$32,479

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended July 31, 2014 and July 31, 2013 (Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013 (As Restated)	2014	2013 (As Restated)

Revenue	$ 21,135	$ 43,453	$ 44,781	$ 74,364

Cost of Goods Sold	7,698	28,177	18,595	43,559

Gross Profit	13,437	15,276	26,186	30,805

Operating Expenses:
Selling, general and administrative	10,290	24,447	31,667	32,380
Professional fees	9,522	2,479	42,513	19,803
Total operating expenses	19,812	26,926	74,180	52,183

Other Expenses:
Exchange gain (loss)	43	-	605	-
Total other expenses	43	-	605	-

Net Income (Loss) before Provision For Income Taxes	(6,332)	(11,650)	(47,389)	(21,378)

Provision For Income Taxes	-	-	-	-

Net Income (Loss)	$(6,332)	$(11,650)	$(47,389)	$(21,378)

Net income per share, basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted-average common shares outstanding, basic and diluted	8,340,000	8,097,815	8,340,000	7,844,942

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Other Comprehensive Loss
For the Nine Months Ended July 31, 2014 and July 31, 2013 (Unaudited)

	July 31,	July 31,
	2014	2013 (As Restated)

Net Income (Loss)	$(47,389)	$(21,378)

Foreign Currency Translation
Change in cumulative translation adjustment	(232)	2,373
Income tax benefit (expense)	-	-

Total Other Comprehensive Loss	$341	$1,376

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended July 31, 2014 and July 31, 2013 (Unaudited)

	July 31,	July 31,
	2014	2013 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(47,389)	$(21,378)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) decrease in inventories	4,551	4,756
Increase (decrease) in accounts payable	(7,464)	(5,641)
Increase in accrued expenses	9,273	-
Net cash used in operating activities	(41,029)	(22,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director, net	25,907	-
Proceeds from sale of common stock	-	42,000
Net cash provided by financing activities	25,907	42,000

Effect of exchange rate changes on cash	(232)	2,373

Increase (decrease) in cash during the year	(15,354)	22,110

Cash at beginning of period	15,948	2,329

Cash at end of period	$594	$24,439

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the unaudited consolidated financial statements

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

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

Basis of Presentation-Unaudited Interim Financial Information

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim consolidated financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited consolidated interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended October 31, 2013, and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed with SEC on February 18, 2014. Additionally, These financial statements should be read in conjunction with the company’s quarterly information  as restated on July 31,2013 10-QA filed on August 11, 2014

Principles of Consolidation

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of July 31, 2014, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2014.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three and nine months ended July 31, 2014 and year ended October 31, 2013, an officer of the company paid for storage and other inventory items on behalf of the company and was reimbursed.

The CEO of the company advanced the company $25,907 on a short term basis.

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

During the three months ended July 31,2013, the company sold 540,000 shares at $0.05 per share for cash proceeds of $27,000.

There were 8,340,000 shares of common stock issued and outstanding at July 31, 2014 and October 31, 2013.

There were no shares of preferred stock issued and outstanding at July 31, 2014 and October 31, 2013.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement. During the fiscal year 2014, the company has begun accruing for this service at a rate of $640 per month until which time the Officer becomes involved in other business activities not related to the company. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – INCOME TAXES

For the nine months ended July 31, 2014, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $103,628 at July 31, 2014 and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the nine months ended July 31, 2014 and for the fiscal year ended October 31, 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$ 16,523	$ 10,939
Less: valuation allowance	(16,523)	(10,939)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at July 31, 2014and October 31, 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 35,644	$ 19,121
Valuation allowance	(35,644)	(19,121)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 7 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of July 31, 2014.  The Company currently has a low working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 8– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Should we secure sufficient funding we intend to lease a suitable storage/workshop space in south London. Such a space is available from www.railwayarches.com or through Transport for London website which lease railway arches directly. The approximate cost of a suitable unit is between $8,000 and $10,000 per year. We expect to start leasing such a facility by mid to late 2014 .

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

We intend to increase our online marketing and web presence immediately when funding is received. We intend to instruct a specialist search engine optimization and marketing expert to help penetrate new market opportunities in the US, UK and other countries. We estimate initially this will cost $2,500. Ultimately we aim to develop online global campaigns using Google ad words which allows you to target potential customers by topic, location and language. Google Adwords allows you to choose where your ad appears, on which specific websites and in which geographical areas (states, towns, or even neighborhoods), allowing for targeted marketing. Words which we will use for the search will include ‘tricycles’, ‘ice cream tricycles’, ‘concession carts’, ‘vending carts’, ‘hot dog carts’ and other similar concepts that are popular in different countries/languages. We also intend to have a formal advertising campaign in newspapers and magazines to promote our products. With regards to the international markets we hope to establish our brand in, we have had our website reviewed by a marketing strategist who has begun to develop some basic advertising campaigns in the USA, Italy, Germany, France and Holland. The size and length of this campaign will depend on funding received. We intend to begin the campaign in April/May 2015 with the aim of increasing spring/summer sales. A modest 3 month campaign would cost in the region of $10,000, but a more comprehensive/extensive campaigned could last up to six months/a year and would cost up to $30,000 including full page newspaper adverts, magazine advertising etc.

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

Our available funds combined with revenues will not fund our activities for the next twelve months. As of July 31, 2014, our current cash on hand is $594. Our current monthly burn rate is approximately $700 per month. Based on our current burn rate, we will run out of funds by October 2014 without additional capital and assuming revenues based on past performance during that period. If we fail to raise sufficient funds in this offering, investors may lose their entire cash investment.

Results of Operations for the three and nine months ended July 31, 2014 and 2013

For the three months ended July 31, 2014 and 2013

Revenues

Our total revenue reported for the three months ended July 31, 2014 was $21,135, a decrease from $43,453 for the three months ended July 31, 2013. The decrease in revenues for the three months ended July 31, 2014 from the prior period is a result of a decrease in selling activity primarily caused from cash flow available for marketing efforts. We expect revenues to increase for the fiscal year ended October 31, 2014 as a result of increased sales resulting from improved marketing, increased production and higher quality production.

Cost of Goods Sold

Our cost of goods sold for the three months ended July 31, 2014 decreased to $7,698 from the prior year period when cost of goods sold was $28,177. The decrease in our cost of goods sold for the three months ended July 31, 2014 from the prior year period is primarily attributable to a decrease in the units produced and sold.

Gross Profit

Gross profit for the three months ended July 31, 2014 was $13,437 or approximately 64% of sales. Gross profit for the three months ended July 31, 2013 was $15,276, or approximately 35% of sales.  The sharp increase in gross profit percentages is due primarily to more efficient production of product.

Operating Expenses

Operating expenses increased to $19,812 for the three months ended July 31,  2014 from $26,926 for the three months ended July 31, 2013. Our operating expenses for the three months ended July 31, 2014 consisted of professional fees in the amount of $9,522 and general and administrative expenses of $10,290. In comparison, our operating expenses for the three months ended July 31, 2013 consisted of professional fees in the amount of $2,479 and general and administrative expenses of $24,447.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our products and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months ended July 31, 2014 was $(6,332) compared to net loss of $(11,650) for the three months ended July 31, 2013.

For the nine months ended July 31, 2014 and 2013

Revenues

Our total revenue reported for the nine months ended July 31, 2014 was $44,781, a decrease from $74,364  for the nine months ended July 30, 2013. The decrease in revenues for the nine months ended July 31, 2014 from the prior period is a result of decline in sales as well as a decrease in selling activity. We expect revenues to increase for the fiscal year ended October 31, 2014 as a result of increased sales resulting from improved marketing, increased production and higher quality production.

Cost of Goods Sold

Our cost of goods sold for the nine months ended July 31, 2014 decreased to $18,595 from the prior year period when cost of goods sold was $43,559. The decrease in our cost of goods sold for the nine months ended July 31, 2014 from the prior year period is attributable to a decrease in the units produced.

Gross Profit

Gross profit for the nine months ended July 31, 2014 was $26,186, or approximately 58% of sales. Gross profit for the nine months ended July 31, 2013 was $30,805, or approximately 41% of sales. The sharp increase in gross profit percentages is due primarily to more efficient production of product.

Operating Expenses

Operating expenses increased to $74,180 for the nine months ended July 31, 2014 from $52,183  for the nine months ended July 31, 2013. Our operating expenses for the nine months ended July 31, 2014 consisted of professional fees in the amount of $42,513 and general and administrative expenses of $31,667. In comparison, our operating expenses for the nine months ended July 31, 2013 consisted of professional fees in the amount of $19,803 and general and administrative expenses of $32,380.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our products and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the nine months ended July 31, 2014 was $47,389 compared to net loss of $21,378 for the nine months ended July 31, 2013.

Liquidity and Capital Resources

As of July 31, 2014, we had total current assets of $12,574, consisting of cash and inventories. We had current liabilities of $48,861 as of July 31, 2014. Accordingly, we had negative working capital of $36,287 as of July 31, 2014.

Operating activities used $41,029 in cash for the nine months ended July 31, 2014, as compared with $22,263 used the nine months ended July 31, 2013. Our negative operating cash flow for July 31, 2014 was mainly a result of our use of  inventory stores offset by an increase in accrued liabilities for that period and a significant decrease in accounts payables during the nine months ended July 31, 2014 quarter.

Financing activities for the nine months ended July 31, 2014 generated $25,907 in cash, as compared with cash flows provided by financing activities of $42,000 for the nine months ended July 31, 2013. Our positive cash flow for the nine months ended July 31, 2014 was the result of proceeds from a short term loan of our director.

As of July 31, 2014, we had $594 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements.  We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have limited revenues as of July 31, 2014. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of July 31, 2014, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July31, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended July 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Bespoke Tricycles, Inc.
Date:	September 15, 2014
By:	/s/ John Goodhew
John Goodhew
Title:	President, Chief Executive Officer, Chief Financial Officer and Director