Form 10-K
period 2014-10-31
BESPOKE TRICYCLES INC
filed 2015-02-17
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014
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

Large accelerated filer [   ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  8,340,000 as of February 17, 2014

PART I

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

Our operating subsidiary has been manufacturing vending tricycles for over 3 years. We have fabricated and sold approximately 250 units to date. The majority of sales have been through third party e-commerce sites such as EBay, Gumtree and Amazon. Limited funding has restricted our supply levels to date.

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

We offer both single speed and 7 speed tricycles to our customers. Our 7 speed model, with its 7 speed Shimano gearing system, large 26in wheels, triple braking system and increased load caring area, provide the user with greater control over more challenging terrain, while the 7 speed gearing system makes shifting larger loads easier.

Longtail Bike

We also have in our product base a patented longtail bicycle. The rear rack of this bicycle features a whopping 120cm x 20cm upper platform and two (removable) 100cm x 16cm lower platforms that are capable of carrying a wide range of boxes or bags.

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

Hot Dog Tricycle

Our recently introduced Hot Dog Tricycles have proven to be a huge success, especially over the colder months of the year. The simple but effective design is not only eye catching but also highly functional.  The integrated granite chopping board, cold storage bin and sleek serving platform all act as clever but practical features that will allow you to sell you products effortlessly and without fuss. The circular kettle barbecue is charcoal powered and so will give that genuine barbecue taste to whichever product you decide to sell.  It is an effective and delicious way of cooking and the two-tier cooking shelves allow you to cook new items, while keeping those that are already cooked warm for service.

You can easily change the products you wish to sell and can therefore test the market without incurring further cost. Some proven products you may wish to consider include.  The portable and self-contained nature of this business solution will allow you to roll up to your site and set up quickly, without the fuss of having to erect further items such gazebos, tables or displays.

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

Under the direction of the executive management, we may target larger events, organizations or businesses to highlight the beneficial features our products could bring to these companies. We have made further sales to Selfridges & Co (a chain of high end department stores in the United Kingdom) who have purchased several of our tricycles and have customized them using a vinyl graphic wrap. The tricycles have been on display in all Selfridges’ stores for the summer of 2012 , 2013 and 2014 and were being used to distribute Champagne and cold drinks to its’ customers. We have seen an increased demand from cafes and ice cream shops in particular. 3 units were sold in 2014 to Warner Brother Pictures who used them in a movie (Edge of Tomorrow - All You Need is Kill starring Tom Cruise).

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

Our competitive advantage is mainly in two parts—cost effectiveness ($1,200-$1,500 per unit) which undercuts our nearest competitors by approximately $2,000 with a profit on approximately $700 on each unit. Also due to the patented design we are able to reach international demand by providing a relatively small shipping cost. Further competitive advantages that we have worked on recently are adding a new tricycle product and making our website more navigable. We will also provide all the necessary equipment to set up and run an effective vending business thus utilizing our own experiences of selling a wide range of products from these units.

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

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No Public Market for Common Stock

There is presently no public market for our common stock. We obtained a symbol, BPSR, and we are quoted on the OTCQB operating by OTC Markets Group, Inc. So far, there has been no trading in our common stock. We can provide no assurance that a public market will materialize.

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

Holders of Our Common Stock

As of February 17, 2015, we had 8,340,000 shares of our common stock issued and outstanding, held by 28 shareholder of record.

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

▪

Secure additional funding to increase production

▪

Purchase machinery, equipment and supplies to increase and bring production in-house to manage costs effectively

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

While the efficiency of our assembly production and small lead times means we can produce new tricycles quickly should we secure sufficient funding we intend to lease a suitable storage/workshop space in south London. This would allow us to bring some of the production in house rather than out sourcing. There are many suitable spaces available from disused railway areches that can be leased from Transport for London website to private untis leased by indivduals. The approximate cost of a suitable unit is between $8,000 and $10,000 per year. We will continue to monitor demand, sales, lead times and assess if leasing is economically viable throughout 2015.

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

We have seen an increased amount of sales through our corporate wbesite and we intend to continue to increase our online marketing and web presence. We currently utilise Google Adwords to advertise our products. We have worked with a specialist search engine optimization and marketing expert to help penetrate new market opportunities in the US, UK and other countries. We intend to focus this effort in the future to increase international sales. We estimate initially this will cost $3,000. We intend to develop online global campaigns using Google ad words which allows you to target potential customers by topic, location and language. Google Adwords allows you to choose where your ad appears, on which specific websites and in which geographical areas (states, towns, or even neighborhoods), allowing for targeted marketing. Words which we will use for the search will include ‘tricycles’, ‘ice cream tricycles’, ‘concession carts’, ‘vending carts’, ‘hot dog carts’ and other similar concepts that are popular in different countries/languages. We do not believe that a formal advertising campaign in newspapers and magazines to promote our products is as cost effective as the aforementioned routes so will not persue this type of advertising.

We have seen exceptional results from Google Adwords in the UK and intend to develop some basic advertising campaigns to specifically target the USA and Europe. The size and length of this campaign will depend on available funding.

We continue to aim to soften the seasonal sway in sales by developing additional ‘boxes’ that can be bought from our website that allow a range of pre-established products to be sold from the tricycles. This flexibility will allow customers as well as Bespoke Tricycle Inc to stay atop trends or changes in desires from customers. We now sell 3 different models and now offer a cargo trailer which has been designed in house. We intend to explore further diversification in 2015 as we continue to experiment with different cargo carrying cycle ideas. We are also working to develop a winter product to sell during the colder months. We are currently working on developing a hot dog tricycle. A proportion of any additional funding would be allocated on developing a wider product range as well as testing these products the market. During the winter of 2014 we started manufacturing table legs and made sales of some 60 untis. We are continuing to develop new products to ease this seasonal sway.

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

Our available funds combined with revenues will not fund our activities for the next twelve months. As of October 31, 2014, our current cash on hand is $244.00 with inventories of $10,693. Our current monthly burn rate is approximately $ 1,265per month. Based on our current burn rate, we will run out of funds soon without additional capital and assuming revenues based on past performance during that period. If we fail to raise sufficient funds in this offering, investors may lose their entire cash investment.

Results of Operations for the Years Ended October 31, 2014 and 2013

Revenues

Our total revenue reported for the year ended October 31, 2014 was $ 49,198, a decrease from $82,968 for the year ended October 31, 2013. Management believes the decrease in revenues for the year ended October 31, 2014 is a result of lower summer sales. We expect revenues to increase for the year ended October 31, 2015 as a result of increased sales resulting from improved marketing, new product designs and higher quality production.

Cost of Goods Sold

Our cost of goods sold for the year ended October 31, 2014 decreased to $20,059 from the prior year when cost of goods sold was $ 44,439. The decrease in our cost of goods sold for the year ended October 31, 2014 from the prior year is attributable to decreased units produced and more efficient builds of the products.

Gross Profit

Gross profit for the year ended October 31, 2014 was $ 29,139, or approximately 59% of sales. Gross profit for the year ended October 31, 2013 was $ 38,529, or approximately 46% of sales.

Operating Expenses

Operating expenses increased to $ 95,614_ for the year ended October 31, 2014 from $70,705 for the year ended October 31, 2013. Our operating expenses for the year ended October 31, 2014 consisted of professional fees in the amount of $59,121 and general and administrative expenses of $36,493. In comparison, our operating expenses for the year ended October 31, 2013 consisted of professional fees in the amount of $27,050 and general and administrative expenses of $ 43,655.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be primarily attributable to the continued development, marketing and sale of our products.

Net Loss

Net loss for the year ended October 31, 2014 was $65,817 compared to net loss of $32,175 for the year ended October 31, 2013.

Liquidity and Capital Resources

As of October 31, 2014, we had total current assets of $10,937, consisting of cash and inventories. We had current liabilities of $63,198  as of October 31, 2014. Accordingly, we had a working capital deficit of $52,261 as of October 31, 2014.

Operating activities used $64,738 in cash for the year ended October 31, 2014, as compared with $29,951 for the year ended October 31, 2013. Our negative operating cash flow for both periods was mainly a result of our net loss , decrease in inventories and decrease in accounts payable for both periods.

Financing activities for the year ended October 31, 2014 generated $46,812 in cash, as compared with cash flows provided by financing activities of $42,000 for the year ended October 31, 2013. Our Negative cash flow for year ended October 31, 2014 was the result of our net loss overall. Our positive cash flow for the year ended October 31, 2013 was the result of proceeds from the sale of our common stock.

As of October 31, 2014, we had $244 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have limited revenues as of October 31, 2014 and negative working capital of $52,261.  We currently have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of October 31, 2014, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Reports of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of October 31, 2014 and 2013
F-4	Consolidated Statements of Operations for the Years Ended October 31, 2014 and 2013
F-5	Consolidated Statements of Other Comprehensive Income (Loss) for the Years Ended October 31, 2014 and 2013
F-6	Consolidated Statement of Stockholders’ Equity (Deficit) as of October 31, 2014
F-7	Consolidated Statements of Cash Flows for the Years Ended October 31, 2014 and 2013
F-8 to F-12	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Bespoke Tricycles, Inc.

We have audited the accompanying consolidated balance sheet of Bespoke Tricycle, Inc. as of  October 31, 2014 and the related consolidated statements of operations, other comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended October 31, 2014 Bespoke  Tricycle, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bespoke Tricycle, Inc. as of October 31, 2014, and the consolidated results of its operations and its cash flows for the year ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 9 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KLJ & Associates, LLP
St. Louis Park, MN
February 17, 2015

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Bespoke Tricycles Inc.

We have audited the accompanying consolidated balance sheet of Bespoke Tricycles Inc. (the “Company”) as of October 31, 2013, and the related statements of operations, other comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bespoke Tricycles Inc. as of October 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 14, 2014

Bespoke Tricycles Inc.
Consolidated Balance Sheets
As of October 31, 2014 and 2013

	October 31,	October 31,
ASSETS	2014	2013
Current Assets
Cash	$244	$15,948
Inventories	10,693	16,531

TOTAL ASSETS	$10,937	$32,479

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$1,931	$21,145
Accrued expenses	14,455	-
Advances from Director	46,812	-

Total Liabilities	63,198	21,145

Commitments and contingencies	-	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of October 31,2014 and October 31, 2013 , respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 8,340,000 shares issued and outstanding as of October 31, 2014 and October 31, 2013, respectively	8,340	8,340
Additional paid-in capital	58,660	58,660
Other comprehensive loss	2,795	573
Accumulated deficit	(122,056)	(56,239)
Total Stockholders' Equity (Deficit)	(52,261)	11,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,937	$32,479

Bespoke Tricycles Inc.
Consolidated Statements of Operations
For the Years Ended October 31, 2014 and 2013

	Year Ended
	October 31,
	2014	2013

Revenues	$49,198	$82,968

Cost of Goods Sold	20,059	44,440

Gross Profit	29,139	38,528

Operating Expenses
General and administrative expenses	35,835	43,653
Professional Fees	59,121	27,050
Total Operating Expenses	94,956	70,703

Loss before Provision for Income Taxes	(65,817)	(32,175)

Provision for Income Taxes	-	-

Net Income (Loss)	$(65,817)	$(32,175)

Net Income (Loss per Share: Basic and Diluted	$(0.0079)	$(0.0040)

Weighted Average Number of Shares Outstanding: Basic and Diluted	8,340,000	7,969,524

Bespoke Tricycles Inc.
Consolidated Statements of Other Comprehensive Loss
For the Years Ended October 31, 2014 and 2013

	Year Ended
	October 31,
	2014	2013

Net Income (Loss)	$(65,817)	$(32,175)

Foreign Currency Translation
Change in cumulative translation adjustment	2,222	1,570
Income tax benefit (expense)	-	-

Total Other Comprehensive Loss	$2,222	$1,570

Bespoke Tricycles Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
As of October 31, 2014

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

Net loss for the year ended October 31, 2012	-	-	-	(997)	(12,339)	(13,336)

Balance, October 31, 2012	7,500,000	7,500	17,500	(997)	(24,064)	(61)

Stock issued for cash at $0.05 per share	840,000	840	41,160	-	-	42,000

Net loss for the period October 31, 2013	-	-	-	1,570	32,175	(30,605)

Balance, October 31, 2013	8,340,000	$ 8,340	$ 58,660	$ 573	$ (56,239)	$ 11,334

Net loss for the period October 31, 2014				2,222	(65,817)	(63,595)

Balance, October 31, 2014	8,340,000	8,340	58,660	2,795	(122,056)	(52,261)

Bespoke Tricycles Inc.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2014 and 2013

	31-Oct	31-Oct
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(65,817)	$(32,175)
Adjustments to reconcile net loss to net cash used in operating activities
Decrease (Increase) in inventories	5,838	(297)
(Decrease) Increase in accounts payable	(19,214)	9,546
Increase (Decrease) in accrued expenses	14,455	(7025)
Net cash used in operating activities	(64,738)	(29,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Director, net	-46,812	-
Proceeds from sale of common stock	-	-42,000
Net cash provided by financing activities	46,812	-42,000

Effect of exchange rate changes on cash	2,222	1,570

Increase (decrease) in cash during the year	(15,704)	13,619

Cash at beginning of period	15,948	2,329

Cash at end of year	$244	$15,948

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued to acquire Bespoke Tricycles Ltd.	$-	$-

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED OCTOBER 31, 2014 AND 2013

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

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

FOR YEARS ENDED OCTOBER 31, 2014 AND 2013

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of October 31,2014 and  2013, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2014 and 2013.

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

FOR YEARS ENDED OCTOBER 31, 2014 AND 2013

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

NOTE 3 – INVENTORIES

Inventories totaling $10,693 and $16,531 were composed of tricycles and related component parts at October 31, 2014 and 2013, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Prior to September 2011, the Company did not have a bank account. A director paid for all expenses and all revenues were deposited into his personal bank account.  The difference between the revenues and expenses was recorded as compensation.  Total compensation paid to the director was $6,500 and $15,100 for the years ended October 31, 2014 and 2013, respectively. The Company owes the director a total of $ 46,812 for expenses incurred by the company and paid on behalf of the company by the director.

During the year ended October 31, 2014 and October 31, 2013, an officer paid for storage and other inventory items on behalf of the company and was reimbursed.

NOTE 5 – ACCOUNTS PAYABLE

Accounts payable and accrued liabilities consisted of $5,350 and $7,400 due to the Company’s outside independent auditors for services related to the periods reported on in these financial statements ended October 31, 2014 and 2013 respectively. Accounts Payable and accrued liabilities additionally included $690 and $11,885 due to the Company’s attorneys for 2014 and 2013 respectively. Remaining Accounts Payable and accrued liabilities included $9,718 and $3,839 of professional fees related to accounting, filing fees and accrued officer salary during October 31, 2014 and October 31, 2013 respectively.

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED OCTOBER 31, 2014 AND 2013

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

There were 8,340,000 and 8,340,000 shares of common stock issued and outstanding at October 31, 2014 and 2013 respectively.

There were no shares of preferred stock issued and outstanding at October 31, 2014 and 2013.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement However, during the year ended October 31, 2014 and October 31, 2013, value of the rent was accrued as the value of  inventory storage became material to the financial statements.   .  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – INCOME TAXES

For the years ended October 31, 2014 and 2013, the Company has incurred a net losses and, therefore, has no tax liability.  The net deferred tax assets generated by the loss carry-forwards has been fully reserved.  The cumulative net operating loss carry-forward is approximately $122,056 at October 31, 2014, and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the years ended October 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$ 22,378	$ 10,940
Less: valuation allowance	(22,378)	(10,940)
Net provision for Federal income taxes	$ 0	$ 0

BESPOKE TRICYCLES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED OCTOBER 31, 2014 AND 2013

NOTE 8 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at October 31, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 41,499	$ 19,122
Valuation allowance	(41,499)	(19,122)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 9 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of October 31, 2014.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 4, 2014, Silberstein Ungar, PLLC notified us that its principals joined the accounting firm of KLJ & Associates, LLP. As a result of the transaction, on August 4, 2014, Silberstein Ungar, PLLC resigned as our independent registered public accounting firm and we engaged KLJ & Associates, LLP as our independent registered public accounting firm.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of October 31, 2014, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of October 31,

2014 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2014 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our current director and executive officer, his age as of October 31, 2014 and his present positions.

Name	Age	Position Held with the Company
John Goodhew	30	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended October 31, 2014, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended October 31, 2014

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
John Goodhew, President, CEO and Director	1	0	0

Code of Ethics

October 31, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
John Goodhew, President, CEO, CFO, and director	2013 2014	15,100 11,000	0 0	0 0	0 0	0 0	0 0	0 0	15,100 11,000

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2014.

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

Stock Option Plans

We did not have a stock option plan in place as of October 31, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of November 14, 2014, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 8,340,000 Shares of Common Stock issued and outstanding as of November 14, 2014.

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

John Goodhew was paid $7,951 and $7,494 or storage rent during the fiscal years ended October 31, 2014 and 2013, respectively.

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

Item 14.  Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements and reviews of our quarterly financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$9,600	$0	$0	$0
2014	$10,741	$0	$0	$0

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
February 17, 2015

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ John Goodhew
John Goodhew President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 17, 2015