Form 10-Q
period 2015-01-31
BESPOKE TRICYCLES INC
filed 2015-03-11
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,440,000 as of March 11, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of January 31, 2015 and October 31, 2014 (unaudited)
F-2	Condensed Consolidated Statements of Operations for the three months ended January 31, 2015 and 2014 (unaudited)
F-3	Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2015 and 2014 (unaudited)
F-4	Condensed Consolidated Statements of Other Comprehensive Loss for the three months ended January 31, 2015 and 2014 (unaudited)
F-5	Notes to Condensed Consolidated Financial Statements (unaudited)

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

Bespoke Tricycles Inc.
Condensed Consolidated Balance Sheets
As of January 31, 2015 and October 31, 2014 (Unaudited)

	January 31	October 31,
ASSETS	2015	2014
Current Assets
Cash	$486	$244
Inventories	11,180	10,693

TOTAL ASSETS	$11,666	$10,937

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$8,925	$1,931
Accrued expenses	14,684	14,455
Advances from Director	50,863	46,812

Total Liabilities	74,472	63,198

Commitments and contingencies	-	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of January 31, 2015 and October 31, 2014 , respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 8,340,000 shares issued and outstanding as of January 31, 2015 and October 31, 2014, respectively	8,340	8,340
Additional paid-in capital	58,660	58,660
Other comprehensive loss	6,264	2,795
Accumulated deficit	(136,070)	(122,056)
Total Stockholders' Equity (Deficit)	(62,806)	(52,261)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,666	$10,937

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended January 31,2015 and 2014 (Unaudited)

	Three Months Ended
	January 31,
	2015	2014

Revenues	$2,000	$5,253

Cost of Goods Sold	1,192	3,727

Gross Profit	808	1,526

Operating Expenses
General and administrative expenses	5,076	14,749
Professional Fees	9,746	21,771
Total Operating Expenses	14,822	36,520

Loss before Provision for Income Taxes	(14,014)	(35,058)

Provision for Income Taxes	-	-

Net Income (Loss)	$(14,014)	$(35,058)

Net Income (Loss per Share: Basic and Diluted	$(0.0017)	$(0.0042)

Weighted Average Number of Shares Outstanding: Basic and Diluted	8,340,000	8,340,000

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Condensed Consolidated Statements of Other Comprehensive Loss
For the Three Months Ended January 31, 2015 and 2014 (Unaudited)

	Three Months Ended
	January 31,
	2015	2014

Net Income (Loss)	$(14,014)	$(35,058)

Foreign Currency Translation
Change in cumulative translation adjustment	3,469	(117)
Income tax benefit (expense)	-	-

Total Other Comprehensive Loss	$6,264	$456

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended January 31,2015 and 2014 (Unaudited)

	January 31	January 31
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the quarter	$(14,014)	$(35,058)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase)Decrease in inventories	(487)	272
Decrease in accounts payable	6,994	(2,575)
Increase in accrued expenses	229	3,783
Net cash used in operating activities	(7,278)	(33,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Director, net	4,051	21,730
Proceeds from sale of common stock	--	--
Net cash provided by financing activities	4,051	21,730

Effect of exchange rate changes on cash	3,469	(117)

Increase (decrease) in cash during the year	242	(11,965)

Cash at beginning of period	244	15,948

Cash at end of year	$486	$3,983

SUPPLEMENTAL CASH FLOW INFORMATION:		-
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the unaudited consolidated financial statements

BESPOKE TRICYCLES INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015 (UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 - CONDENSED FINANCIAL INFORMATIONS

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements. Interim Financial statements generally do not repeat disclosures appearing in the annual statements. All adjustments necessary for a fair presentation of the interim statements have been made; Moreover, all adjustments made, are of a normal recurring nature.”

“Due to the seasonal nature of our business, quarterly revenues, expenses, earnings and cash flows are not necessarily indicative of the results that may be expected for the full year

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation

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

BESPOKE TRICYCLES INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015 (UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of January 31,2015, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2015.

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

BESPOKE TRICYCLES INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015 (UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 – INVENTORIES

Inventories totaling $11,180 and $10,693 were composed of tricycles and related component parts at January 31, 2015 and October 31, 2014, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2015 and year ended October 31, 2014, an officer of the company paid for storage and other inventory items on behalf of the company and was reimbursed.

The CEO of the company advanced the company $50,863 on a short term basis. The note does not bear interest and  is due on demand.

NOTE 6 – ACCOUNTS PAYABLE

Accounts payable and accrued liabilities consisted of $8,925 and $1,931 due to the Company’s outside independent auditors for services related to the periods reported on in these financial statements ended January 31, 2015 and October 31, 2014 respectively. Accounts Payable and accrued liabilities additionally included $933 due to the Company’s attorneys for 2015. Remaining Accounts Payable and accrued liabilities included $143,336 of professional fees related to accounting, filing fees and accrued officer salary during January 31, 2015.

BESPOKE TRICYCLES INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015 (UNAUDITED)

NOTE 7 – CAPITAL STOCK

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

There were no shares of preferred stock issued and outstanding at January 31, 2015 and October 31, 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement However, during the three months ended January 31, 2015, value of the rent was accrued as the value of  inventory storage became material to the financial statements. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 9 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of January 31, 2015.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2015 to the date these financial statements were issued, and found an issuance through private placement of 100,000 shares of common restricted stock was issued February 19, 2015 for $25,000 to be significant to be reported in these financial statements.

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

Our overall aim is to manufacture a professional vending tricycle that is ideal for small startup businesses to trade from and for larger companies for marketing or promotional reasons. Our goal is to provide customers with quality tricycles that will help them turn a healthy profit in a time where other career paths are restricted and more people are looking to set up their own businesses.

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

We have seen an increased amount of sales through our corporate website and we intend to continue to increase our online marketing and web presence. We currently utilize Google Adwords to advertise our products. We have worked with a specialist search engine optimization and marketing expert to help penetrate new market opportunities in the US, UK and other countries. We intend to focus this effort in the future to increase international sales. We estimate initially this will cost $3,000. We intend to develop online global campaigns using Google ad words which allows you to target potential customers by topic, location and language. Google Adwords allows you to choose where your ad appears, on which specific websites and in which geographical areas (states, towns, or even neighborhoods), allowing for targeted marketing. Words which we will use for the search will include ‘tricycles’, ‘ice cream tricycles’, ‘concession carts’, ‘vending carts’, ‘hot dog carts’ and other similar concepts that are popular in different countries/languages. We do not believe that a formal advertising campaign in newspapers and magazines to promote our products is as cost effective as the aforementioned routes so will not pursue this type of advertising.

We have seen exceptional results from Google Adwords in the UK and intend to develop some basic advertising campaigns to specifically target the USA and Europe. The size and length of this campaign will depend on available funding.

We continue to aim to soften the seasonal sway in sales by developing additional ‘boxes’ that can be bought from our website that allow a range of pre-established products to be sold from the tricycles. This flexibility will allow customers as well as Bespoke Tricycle Inc to stay atop trends or changes in desires from customers. We now sell 3 different models and now offer a cargo trailer which has been designed in house. We intend to explore further diversification in 2015 as we continue to experiment with different cargo carrying cycle ideas. We are also working to develop a winter product to sell during the colder months. We are currently working on developing a hot dog tricycle. A proportion of any additional funding would be allocated on developing a wider product range as well as testing these products the market. During the winter of 2014 we started manufacturing table legs and made sales of some 60 units. We are continuing to develop new products to ease this seasonal sway.

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

Our available funds combined with revenues will not fund our activities for the next twelve months. As of January 31, 2015, our current cash on hand is $486 with inventories of $11,180. Our current monthly burn rate is approximately $1,265 per month. Based on our current burn rate, we will run out of funds soon without additional capital and assuming revenues based on past performance during that period. If we fail to raise sufficient funds in this offering, investors may lose their entire cash investment.

Results of Operations for the three months ended January 31, 2015 and 2014

Revenues

Our total revenue reported for the three months ended January 31, 2015 was $2,000, a decrease from $5,253 for the three months ended January 31, 2014. The decrease in revenues for the three months ended January 31, 2015 from the prior period is a result of a decrease in selling activity primarily caused from cash flow available for marketing efforts. We expect revenues to increase for the fiscal year ended October 31, 2015 as a result of increased sales resulting from improved marketing, increased production and higher quality production.  We will need to raise additional capital, however, in order to engage in these activities.

Cost of Goods Sold

Our cost of goods sold for the three months ended January 31, 2015 decreased to $1,192 from the prior year period when cost of goods sold was $3,727. The decrease in our cost of goods sold for the three months ended January 31, 2015 from the prior year period is attributable to a decrease in the units produced.

Gross Profit

Gross profit for the three months ended January 31, 2015 was $808 or approximately 40% of sales. Gross profit for the three months ended January 31, 2014 was $1,526, or approximately 29% of sales.

Operating Expenses

Operating expenses decreased to $14,822 for the three months ended January 31, 2015 from $36,520 for the three months ended January 31, 2014. Our operating expenses for the three months ended January 31, 2015 consisted of professional fees in the amount of $9,746 and general and administrative expenses of $5,076. In comparison, our operating expenses for the three months ended January 31, 2014 consisted of professional fees in the amount of $21,771 and general and administrative expenses of $14,749.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our products, marketing expenses and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months ended January 31, 2015 was $14,014 compared to net loss of $35,058 for the three months ended January 31, 2014.

Liquidity and Capital Resources

As of January 31, 2015, we had total current assets of $11,666, consisting of cash and inventories. We had current liabilities of $74,472 as of January 31, 2015. Accordingly, we had negative working capital of $62,806 as of January 31, 2015.

Operating activities used $7,278 in cash for the three months ended January 31, 2015, as compared with $33,578 used the three months ended January 31, 2014. Our negative operating cash flow for January 31, 2015 was mainly a result of our net loss for the quarter.

Financing activities provided $4,051 in cash for the three months ended January 31, 2015, as compared with $21,730 for the three months ended January 31, 2014. Our positive cash flow for each period was a result of advances from our officer and director, John Goodhew.

As of January 31, 2015, we had $486 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have limited revenues as of January 31, 2015. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of January 31, 2015, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2015.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended January 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 19, 2015, we completed a private placement of 100,000 shares of our common stock pursuant to Regulation S of the 1933 Act. All shares were issued at a price of $0.25 per share. We received proceeds of $25,000 from the offering. The purchaser represented to us that it was a Non-US Person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. The purchaser represented its intention to acquire the securities for investment only and not with a view toward distribution. The purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bespoke Tricycles, Inc.
Date:	March 11, 2015
By:	/s/ John Goodhew
John Goodhew
Title:	President, Chief Executive Officer, Chief Financial Officer and Director