Form 10-Q
period 2015-04-30
BESPOKE TRICYCLES INC
filed 2015-06-15
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2015

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-55008

Bespoke Tricycles, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-4180540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
4045 Sheridan Avenue, Suite 414 Miami, Florida 33140
(Address of principal executive offices)
305-370-0482
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

[  ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,540,000 as of June 15, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of April 30, 2015 and October 31, 2014 (unaudited)
F-2	Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2015 and 2014 (unaudited)
F-3	Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2015 and 2014 (unaudited)
F-4	Condensed Consolidated Statements of Other Comprehensive Loss for the three months ended April 30, 2015 and 2014 (unaudited)
F-5	Notes to Condensed Consolidated Financial Statements

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

Bespoke Tricycles Inc.
Condensed Consolidated Balance Sheets
As of April 30,2015 and October 31,2014
(Unaudited)

	April 30	October 31,
ASSETS	2015	2014
Current Assets
Cash	$8,824	$244
Inventories	6,545	10,693

TOTAL ASSETS	$15,369	$10,937

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$12,003	$1,931
Accrued expenses	12,361	14,455
Advances from Director	41,908	46,812

Total Liabilities	66,272	63,198

Commitments and contingencies	-	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of April 30, 2015 and October 31, 2014, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized; 8,440,000 and 8,340,000 shares issued and outstanding as of April 30, 2015 and October 31, 2014, respectively	8,440	8,340
Additional paid-in capital	83,560	58,660
Other comprehensive loss	4,653	2,795
Accumulated deficit	(147,556)	(122,056)
Total Stockholders' Equity (Deficit)	(50,903)	(52,261)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,369	$10,937

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended April 30,2015 and April 30,2014 (Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Revenues	$19,599	$17,938	$24,459	$23,191

Cost of Goods Sold	9,429	7,742	11,840	11,470

Gross Profit	10,170	10,196	12,619	11,721

Operating Expenses
General and administrative expenses	6,194	5,609	11,402	20,420
Professional Fees	16,930	10,586	26,717	32,357
Total Operating Expenses	23,124	16,195	38,119	52,777

Loss before Provision for Income Taxes	(12,954)	(5,999)	(25,500)	(41,056)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(12,954)	$(5,999)	$(25,500)	$(41,056)

Net Income (Loss per Share: Basic and Diluted	$(0.0015)	$(0.0007)	$(0.0030)	$(0.0049)

Weighted Average Number of Shares Outstanding: Basic and Diluted	8,397,300	8,340,000	8,368,180	8,340,000

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Condensed Consolidated Statements of Other Comprehensive Loss
For the Six Months Ended April 30, 2015 and 2014 (Unaudited)

	Six Months Ended
	April 30,
	2015	2014

Net Income (Loss)	$(25,500)	$(41,056)

Foreign Currency Translation
Change in cumulative translation adjustment	1,858	(739)
Income tax benefit (expense)	-	-

Total Other Comprehensive Loss	$4,653	$(739)

See accompanying notes to the unaudited consolidated financial statements

Bespoke Tricycles Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended April 30,2015 and 2014 (Unaudited)

	April 30	April 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(25,500)	$(41,056)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase)Decrease in inventories	4,148	3,660
(Increase)Decrease in accounts payable	10,072	(5,565)
Increase(Decrease) in accrued expenses	(2,094)	7,589
Net cash used in operating activities	(13,374)	(35,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Director, net	(4,904)	30,134
Proceeds from sale of common stock	25,000	-
Net cash provided by financing activities	20,096	30,134

Effect of exchange rate changes on cash	1,858	(739)

Increase (decrease) in cash during the year	8,580	(5,977)

Cash at beginning of period	244	15,948

Cash at end of year	$8,824	$9,971

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the unaudited consolidated financial statements

BESPOKE TRICYCLES INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of April 30,2015, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2015.

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

NOTE 3 – INVENTORIES

Inventories totaling $6,545 and $10.693 were composed of tricycles and related component parts at April 30, 2015 and October 31, 2014, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2015 and year ended October 31, 2014, an officer of the company paid for storage and other inventory items on behalf of the company and was reimbursed.

The CEO of the company advanced the company $50,863 on a short term basis.

NOTE 5 – ACCOUNTS PAYABLE

Accounts payable and accrued liabilities consisted of $5,050 and $4,250 due to the Company’s outside independent auditors for services related to the periods reported on in these financial statements ended April 30, 2015 and October 31, 2014 respectively. Accounts Payable and accrued liabilities additionally included $2,525 due to the Company’s attorneys for 2015. Remaining Accounts Payable and accrued liabilities included $16,789 of professional fees related to accounting, filing fees, transfer agent fees and accrued officer salary during the six months ended April 30, 2015.

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

On February 28, 2015, the company issued 100,000 shares of common stock to an investor for $25,000 cash proceeds.

There were no shares of preferred stock issued and outstanding at April 30, 2015 and October 31, 2014.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement However, during the three and six months ended April 30, 2015, value of the rent was accrued as the value of  inventory storage became material to the financial statements. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of April 30, 2015. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2015 to the date these financial statements were issued, and found an issuance through private placement of 100,000 shares of common restricted stock was issued May 28, 2015 for $25,000 to be significant to be reported in these financial statements.

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

▪

Secure contracts to achieve projected sales goals

▪

Establish a solid reputation as a manufacturing leader

While we have experienced sales we would like to secure additional funding to enable us to increase the scale of our production. This is our primary focus. We are on the way to establishing our brand and company both in the United Kingdom and internationally. This is evidenced by the quality of customers we have, the referrals we are seeing and the lack of returns and customer complaints. We intend to continue to develop and manufacture quality products to ensure our brand become synonymous with quality.

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

We continue to aim to soften the seasonal sway in sales by developing additional ‘boxes’ that can be bought from our website that allow a range of pre-established products to be sold from the tricycles. This flexibility will allow customers as well as Bespoke Tricycle Inc to stay atop trends or changes in desires from customers. We now sell 3 different models and now offer a cargo trailer which has been designed in house. We recently completed the development of a hot dog tricycle. The tricycle includes a circular kettle barbecue, granite chopping board, cold storage bin and sleek serving platform.

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

Our available funds combined with revenues will not fund our activities for the next twelve months. As of April 30, 2015, our current cash on hand is $ 8,824 with inventories of $6,545. Our current monthly burn rate is approximately $1,265 per month. Based on our current burn rate, we will run out of funds soon without additional capital and assuming revenues based on past performance during that period. If we fail to raise sufficient funds in this offering, investors may lose their entire cash investment.

Results of Operations for the three and six months ended April 30, 2015 and 2014

Revenues

Our total revenue reported for the three months ended April 30, 2015 was $19,599, an increase from $17,938 for the three months ended April 30, 2014. Our total revenue reported for the six months ended April 30, 2015 was $24,459, an increase from $23,191 for the six months ended April 30, 2014.

The increase in revenues for the three and six months ended April 30, 2015 from the prior periods is a result of a increase in production and selling activity primarily caused from cash flow available for marketing efforts and the purchase of materials for the new Hot Dog Bikes. We expect revenues to increase for the fiscal year ended October 31, 2015 as a result of increased sales resulting from improved marketing, increased production and higher quality production.

Cost of Goods Sold

Our cost of goods sold for the three months ended April 30, 2015 increased to $ 9,429 from the prior year period when cost of goods sold was $7,742. Our cost of goods sold for the six months ended April 30, 2015 increased to $11,840 from the prior year period when cost of goods sold was $ 11,470 and was primarily due to increased production and use of inventory during the 2015 fiscal period.

Gross Profit

Gross profit for the three months ended April 30, 2015 was $10,170 or approximately 52% of sales. Gross profit for the three months ended April 30, 2014 was $10,196 or approximately 57%. Our gross profit for the six months ended April 30, 2015 was $12,619 or 52% of sales compared to $11,721 or 51% of sales for the six months ended April 30, 2014.

Operating Expenses

Operating expenses increased to $23,124 for the three months ended April 30, 2015 from $16,195 for the three months ended April 30, 2014. Our operating expenses for the three months ended April 30, 2015 consisted of professional fees in the amount of $16,930 and general and administrative expenses of $6,194. In comparison, our operating expenses for the three months ended April 30, 2014 consisted of professional fees in the amount of $10,586 and general and administrative expenses of $5,609.

Operating expenses decreased to $38,119 for the six months ended April 30, 2015 from $52,777 for the six months ended April 30, 2014. Our operating expenses for the six months ended April 30, 2015 consisted of professional fees in the amount of $26,717 and general and administrative expenses of $11,402. In comparison, our operating expenses for the six months ended April 30, 2014 consisted of professional fees in the amount of $32,357 and general and administrative expenses of $20,420.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our products and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months ended April 30, 2015 was $12,594 compared to net loss of $5,999 for the three months ended April 30, 2014. This is primarily due to OTC market fees included in professional fees.

Net loss for the six months ended April 30, 2015 was $25,500 compared to net loss of $41,056 for the six months ended April 30, 2014. This is primarily due to OTC market fees included in professional fees.

Liquidity and Capital Resources

As of April 30, 2015, we had total current assets of $15,369, consisting of cash and inventories. We had current liabilities of $66,272 as of April 30, 2015. Accordingly, we had negative working capital of $50,903 as of April 30, 2015.

Operating activities used $13,374 in cash for the six months ended April 30, 2015, as compared with $35,372 used for the six months ended April 30, 2014. Our negative operating cash flow for April 30, 2015 was mainly a result of funding our loss for the period offset by a decrease in inventories and accounts payable for that period.

Financing activities provided $20,096 in cash for the six months ended April 30, 2015, as compared with $30,134 provided for the six months ended April 30, 2014. Our negative operating cash flow for April 30, 2015 was mainly a result of our use of inventory stores offset by an increase in accrued liabilities and accounts payable for that period.

As of April 30, 2015, we had $8,824 in cash. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have limited revenues as of April 30, 2015. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of April 30, 2015, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2015.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended April 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 26, 2015, we closed a private placement of 100,000 common shares at $0.25 per share for a total offering price of $25,000. The common shares were offered by us pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The private placement was fully subscribed to by one non-U.S. person.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2014 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bespoke Tricycles, Inc.
Date:	June 15, 2015
By:	/s/ Al Mitrani
Al Mitrani
Title:	President, Chief Executive Officer, Chief Financial Officer and Director