Form 10-Q
period 2015-07-31
Biotech Products Services & Research, Inc.
filed 2015-10-29
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

Commission file number 000-55008

Biotech Products Services and Research, Inc.
(Exact name of registrant as specified in its charter)

1108 Kane Concourse
Suite 206, Bal Harbour Islands, FL 33154

(Address of principal executive offices) (Zip Code)

888-963-7881

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 94,374,810 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of October 29, 2015.

2

PART I – FINACIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Biotech Products Services and Research, Inc. (formerly Bespoke Tricycles Inc.)
Consolidated Balance Sheets
(Unaudited)

	July 31,	October 31,
ASSETS	2015	2014
Current Assets
Cash	$127,265	$244
Inventories	2,918	10,693
Prepaid expenses	5,000	-
Total current assets	135,183	10,937

Fixed assets	1,724	-
TOTAL ASSETS	$136,907	$10,937

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$12,998	$1,931
Accrued expenses	15,330	14,455
Common stock payable	455,200	-
Advances from Director	300	46,812

Total current liabilities	483,828	63,198

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 93,600,000 and 150,120,000 shares issued and outstanding, respectively	93,600	150,120
Additional paid-in capital (deficit)	65,308	(83,120)
Other comprehensive income	4,653	2,795
Accumulated deficit	(510,482)	(122,056)
Total Stockholders' Deficit	(346,921)	(52,261)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$136,907	$10,937

See notes to the consolidated financial statements.

Biotech Products Services and Research, Inc. (formerly Bespoke Tricycles Inc.)
Consolidated Statements of Operations
For the Three and Nine Months Ended July 31, 2015 and 2014 (Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

Revenues	$61,550	$21,235	$86,009	$44,781

Cost of Revenues	25,500	7,698	37,341	18,595

Gross Profit	36,050	13,437	48,668	26,186

Operating Expenses
General and administrative	366,440	10,247	377,841	31,062
Professional fees	32,536	9,522	59,253	42,513
Total Operating Expenses	398,976	19,769	437,094	73,575
Net Loss	$(362,926)	$(6,332)	$(388,426)	$(47,389)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	146,518,681	150,120,000	147,303,297	150,120,000

See notes to the consolidated financial statements.

Biotech Products Services and Research, Inc.

(formerly Bespoke Tricycles Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended July 31,
	2015	2014
Cash flows from operating activities
Net loss	$(388,426)	$(47,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	268,000	-
Changes in operating assets and liabilities:
Inventories	7,775	4,551
Prepaid expenses	(5,000)	-
Accounts payable	11,067	(7,464)
Accrued expenses	875	9,273
Net cash used in operating activities	(105,709)	(41,029)

Cash flows from investing activities
Purchase of fixed assets	(1,724)	-
Net cash used in investing activities	(1,724)	-

Cash flows from financing activities
Advances from (to) director, net	(4,604)	25,907
Proceeds from sale of common stock and warrants	237,200	-
Net cash provided by financing activities	232,596	25,907

Effect of exchange rate on changes on cash	1,858	(232)

Net change in cash	127,021	(15,354)

Cash at beginning of the period	244	15,948

Cash at end of the period	$127,265	$594

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$–	$–
Interest	$–	$–

Noncash investing and financing transactions:
Cancellation of common shares	$60,120	$-
Forgiveness of advances from director	$41,908	$–

See notes to the consolidated financial statements.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.
(formerly BESPOKE TRICYCLES INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Biotech Products Services and Research, Inc. (formerly Bespoke Tricycles Inc.) ("BPSR" or the "Company") was incorporated on August 9, 2011 in the State of Nevada. The Company consists of two main lines of business: 1) the designing, manufacturing, and selling vending tricycles for commercial customers and; 2) the referral of cellular therapies for treating neurodegenerative, inflammatory and autoimmune conditions for patients all over the world.

We operate through the following wholly owned subsidiaries: Bespoke Tricycles, Ltd., a company organized under the Laws of England and Wales; Beyond Cells Corp., a Florida Corporation formed with a business purpose to provide anti-aging and cellular therapy patient referral and product sales; BD Source and Distribution, Corp., a Florida corporation with a business purpose to sell cellular therapy products to doctors and hospitals; and Ethan New York, Inc., a New York Corporation formed with a business purpose of selling clothing and accessories through a retail store.

Our main revenue stream is generated from patient referral and product sales through our Beyond Cells Corp. subsidiary. We also generate revenue from our Bespoke Tricycles, Ltd. subsidiary. As of July 31, 2015, we have not generated revenue from our BD Source and Distribution Corp. or Ethan New York, Inc. subsidiaries.

On August 9, 2011, Bespoke Tricycles Inc. purchased all of the issued and outstanding shares of Bespoke Tricycles, Ltd. from John Goodhew, our former sole officer and a current director, in exchange for 90,000,000 shares of our common stock. On May 29, 2015, Albert Mitrani acquired controlling interest of BPSR through the purchase of 135,000,000 shares of common stock from John Goodhew and subsequently became a director and the sole officer of BPSR.

On September 17, 2015, the Company completed an eighteen-for-one forward stock split. The consolidated financial statements reflects a retroactive adjustment for the forward stock split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Biotech Products Services and Research, Inc., a Nevada corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes, which are included as part of the Company's Form 10-K for the year ended October 31, 2014.

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

Basic Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 374,400 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and nine months ended July 31, 2015.

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.

Foreign Currency Translation

The functional currency of Bespoke Tricycles, Ltd. is British pounds and is translated to U.S. dollars using the exchange rate effective for the date reported for assets and liabilities and the average exchange rate for the period reported for revenues and expenses.

Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income (loss), including foreign currency translation adjustments, gains and losses related to certain derivative contracts, and gains or losses, prior service costs or credits, and transition assets or obligations associated with pension or other postretirement benefits that have not been recognized as components of net periodic benefit cost.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Subsequent Events

The Company evaluated material events occurring between July 31, 2015 and the date when the consolidated financial statements were available to be issued for disclosure consideration.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had limited revenues since its inception. The Company currently has negative working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – INVENTORIES

Inventories totaled $2,918 and $10,693 at July 31, 2015 and October 31, 2014, respectively, and was comprised of tricycles and related component parts.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2015, a Director of the Company was reimbursed by the Company $4,604, and the Director also forgave $41,908 of advances to the Company. The Company classified the forgiveness of $41,908 as a capital contribution.

NOTE 6 – CAPITAL STOCK

On February 28, 2015, the Company sold and issued 1,800,000 shares of common stock to an investor for $25,000 cash proceeds ($0.014 per share).

On May 28, 2015, the Company sold and issued 1,800,000 shares of common stock to an investor for $25,000 cash proceeds ($0.014 per share).

During the nine months ending July 31, 2015, the Company agreed to issue a consultant 4,590,000 shares of its common stock. The Company estimated the fair value of these shares to be $268,000, which the Company recorded as stock-based compensation. These shares were not issued by the Company as of July 31, 2015 and were recorded by the Company as a $268,000 common stock payable.

On July 9, 2015, the Company's Chief Executive Officer and the Company cancelled 60,120,000 shares of common stock previously held by the Company's Chief Executive Officer.

During June and July 2015, the Company sold a total of 187,200 units pursuant to a private placement for proceeds of $187,200. Each unit consists of two shares of common stock, one Class A warrant with a $1.00 exercise price, and one Class B warrant with a $0.50 exercise price. Each of the warrants expires 4 years from the dates of issuances. These common shares were not issued by the Company as of July 31, 2015 and were recorded by the Company as a $187,200 common stock payable.

Effective September 21, 2015, the Company effectuated an 18:1 forward stock split. All share amounts have been retro-actively restated for the effects of the forward stock split.

NOTE 7 – WARRANTS

During June and July 2015, the Company sold a total of 187,200 units to investors. Each unit consists of two shares of common stock, one Class A warrant with a $1.00 exercise price, and one Class B warrant with a $0.50 exercise price. The warrants expire 4 years from the date of issuance. The stock prices on the grant dates range from $0.11 to $0.39 per share. As a result, the intrinsic value for these warrants on the grant date was $0. The fair value of these warrants was approximately $32,584 for warrants with a $0.50 exercise price and $26,199 for warrants with a $1.00 exercise price. The warrants were valued on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.50% to 1.74%, (2) term of 4 years, (3) expected stock volatility of 100%, and (4) expected dividend rate of 0%. All of the warrants vested immediately.

A summary of warrant activity is presented below:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2014	-	$-
Granted	374,400	$0.75
Exercised	-	$-
Expired/Forfeited	-	$-
Outstanding and exercisable at July 31, 2015	374,400	$0.75	3.94	$-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

During 2015, an officer provided the Company office services without charging the Company and the Company recorded its estimate of the fair value in accrued expenses. These expenses were forgiven by the officer during the nine months and are included in the 2015 related party capital contribution.

On June 22, 2015, the Company entered into an agreement with a consultant whereby the Company agreed to issue the consultant a warrant to issue a cashless warrant to purchase shares of common stock up to 4.9% of the Company. The terms of the warrant agreement have not yet been determined or authorized by the Board of Directors of the Company, and accordingly, the warrant obligation has not been recorded by the Company.

NOTE 9 – SEGMENTS

Biotech Products Services and Research, Inc. is comprised of two reporting segments:

Beyond Cells Corp. - the referral of cellular therapies for treating neurodegenerative, inflammatory and autoimmune conditions.

Bespoke Tricycles, Ltd. - the designing, manufacturing, and selling vending tricycles for commercial customers.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Revenues
Bicycles	$29,550	$21,235	$54,009	$44,781
Treatments	32,000	-	32,000	-
Total revenues	61,550	$21,235	$86,009	$44,781

Gross profit
Bicycles	$19,550	$13,437	$31,668	$26,186
Treatments	17,000	-	17,000	-
Total gross profit	$36,050	$13,437	$48,668	$26,186

NOTE 10 – SUBSEQUENT EVENTS

Employment agreements

On August 1, 2015, the Company's wholly owned subsidiary entered into employment agreements with two new employees. Each employment agreement contained the following terms:

(a)	if net sales generated by the Company are less than $50,000 and net profit margin on the aggregate sales is less than 35%, no Base Salary is payable;

(b)	if net sales generated by the Company are $50,000 or more but less than $75,000 and net profit margin on the aggregate sales is less than 35%, the Base Salary shall be $6,000;

(b)	if n et sales generated by the Company are $75,000 or more but less than $100,000 and net profit margin on the aggregate sales is less than 35%, the Base Salary shall be $9,000; and

(d)	if net sales generated by the Company are $100,000 or more and net profit margin on the aggregate sales is less than 35%, the Base Salary shall be $15,000.

Net sales generated by the Company shall include all types of amniotic contained products, all hard goods such as centrifuges, freezers, stem kit products and cell-based products.

In addition, the Company agreed to issue each employee 225,000 restricted shares of common stock of the Company.

Sale of common stock and warrants for cash

On August 21, 2015, we sold 285,714 shares of common stock at a price of $0.35 per share, 142,857 Class A warrants to purchase 142,857 shares of our common stock at an exercise price of $0.50 per share and 142,857 Class B warrants to purchase 142,857 shares of our common stock at an exercise price of $1.00 per share to an accredited investor in a private offering.

On September 2, 2015, we sold 200,000 shares of common stock at a price of $0.50 per share, 100,000 Class A warrants to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share and 100,000 Class B warrants to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share to an accredited investor in a private offering.

On October 15, 2015, we sold 28,571 shares of common stock at a price of $0.35 per share, 14,286 Class A warrants to purchase 14,286 shares of our common stock at an exercise price of $0.50 per share and 14,286 Class B warrants to purchase 14,286 shares of our common stock at an exercise price of $1.00 per share to an accredited investor in a private offering.

The Company issued 774,810 shares of common stock to 20 individuals between August 8 and September 9, 2015. These shares were issued in error and will be cancelled on the books of the Company upon return the Company and subsequent delivery to the Company's transfer agent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to "Biotech Products Services and Research," the "Company," "we," "our" or "us" refer to Biotech Products Services and Research, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the "Report"). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Overview

Plan of Operation

The Company was established on August 8, 2011 in the State of Nevada for the purpose of designing, manufacturing, and selling vending tricycles for commercial customers. Through its wholly-owned subsidiary, Bespoke Tricycles, Ltd., a company organized under the Laws of England and Wales, we manufacture vending tricycles.

On June 24, 2015, Albert Mitrani consummated the purchase of 135,000,000 shares of our common stock from John Goodhew. The shares represented 87.8% of the issued and outstanding shares of the Company on a fully diluted basis. The purchase price for the shares of $40,000 is payable by Mr. Mitrani to Mr. Goodhew on June 24, 2016.

On June 24, 2015, in connection with the consummation by Mr. Mitrani of the shares from Mr. Goodhew, Mr. Goodhew resigned from all his positions as an officer of the Corporation and Mr. Mitrani was appointed President, Chief Executive Officer, Treasurer and a director.

As a result of Mr. Mitrani's control, the Company established three additional wholly-owned subsidiaries: Beyond Cells Corp., a Florida corporation formed to provide anti-aging and cellular therapy patient referral and product sales; BD Source and Distribution, Corp., a Florida corporation to sell cellular therapy products to doctors and hospitals; and Ethan New York, Inc., a New York corporation to sell clothing and accessories through a retail store.

The Company consists of two main lines of business: 1) the designing, manufacturing, and selling vending tricycles for commercial customers, and 2) the referral of cellular therapies for treating neurodegenerative, inflammatory and autoimmune conditions for patients.

Our main revenue stream is generated from patient referral and product sales through our Beyond Cells Corp. subsidiary. We also generate revenue from our Bespoke Tricycles, Ltd. subsidiary. As of the July 31, 2015 period-end we have not generated revenue from our BD Source and Distribution Corp. or Ethan New York, Inc. subsidiaries.

Our Plan for the Next 12 Months

The following is a list of business goals and milestones we wish to accomplish within the next twelve months for our Tricycle business:

•	Secure additional funding to increase production
•	Purchase machinery, equipment and supplies to increase and bring production in-house to manage costs effectively
•	Hire skilled employees to complete our team
•	Improve and expand the product range and online shop for business
•	Successfully penetrate targeted markets
•	Secure contracts to achieve projected sales goals
•	Establish a solid reputation as a manufacturing leader

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

In June 2015, we began our cellular therapy patient referral business. Over the next twelve months we plan to achieve the following goals and milestones for our biotech business over the next year:

•

Secure additional funding to: 1) increase the marketing and sales our Beyond Cells, Corp. patient referral business; 2) Increase the monthly amount of allografts bought from our Amino Technology, LLC distributor and subsequently sold to BD Source customers our BD Source and Distribution, Corp. allograft business and; 3) open new locations for our Ethan New York, Inc. clothing boutique business.

•	Hire additional executives to lead our operations, sales, marketing, R&D and product development departments.
•	Establish and commence research and development of cellular therapy science for anti-aging products and services for, including but not limited to cosmetics and stem cell based interventions.

Since inception, we have incurred net operating losses. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of our products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, mainly due to the anticipated expenses associated with the marketing of all our products. Our available funds combined with revenues will not fund our activities for the next twelve months. We need additional financing to develop, produce market our products and cover the general and administrative expenses of the Company.

Results of Operations

For the three months ended July 31, 2015 and July 31, 2014

Revenues

Our total revenue reported for the three months ended July 31, 2015 was $61,550, an increase from $21,135 for the three months ended July 31, 2014. The increase in revenues for the three months ended July 31, 2015 from the prior period is principally a result of selling medical treatments during the three months ended July 31, 2015.

Cost of Revenues

Our cost of revenues for the three months ended July 31, 2015 increased to $25,500 from the prior year period when cost of goods sold was $7,698. The increase in our cost of revenues for the three months ended July 31, 2015 from the prior year period is primarily attributable to the costs related to the medical treatments sold by the Company during the three months ended July 31, 2015.

Gross Profit

Gross profit for the three months ended July 31, 2015 was $36,050 or approximately 59% of sales. Gross profit for the three months ended July 31, 2014 was $13,437, or approximately 64% of sales.

Total operating expenses

For the three months ended July 31, 2015, total operating expenses were $398,976, which included $32,536 of professional fees and general and administrative expenses of $366,440 (of which $268,000 was comprised of stock-based compensation). For the three months ended July 31, 2014, total operating expenses were $19,769, which consisted of professional fees in the amount of $9,522 and general and administrative expenses of $10,247. The increase of $379,207 in total operating expenses was primarily the result of the stock-based compensation of $268,000 and increased professional fees of $23,014.

Net loss

Net loss for the three months ended July 31, 2015 was $362,926 compared to net loss of $6,332 for the three months ended July 31, 2014.

For the nine months ended July 31, 2015 and 2014

Revenues

Our total revenue reported for the nine months ended July 31, 2015 was $86,009, an increase from $44,781 for the nine months ended July 30, 2014. The increase in revenues for the nine months ended July 31, 2015 from the prior period is principally a result of selling medical treatments during the nine months ended July 31, 2015.

Cost of Revenues

Our cost of revenues for the nine months ended July 31, 2015 increased to $37,341 from the prior year period when cost of goods sold was $18,595. The increase in our cost of revenues for the nine months ended July 31, 2015 from the prior year period is primarily attributable to the costs related to the medical treatments sold by the Company during the nine months ended July 31, 2015.

Gross Profit

Gross profit for the nine months ended July 31, 2015 was $48,668 or approximately 57% of sales. Gross profit for the three months ended July 31, 2014 was $26,186, or approximately 58% of sales.

Operating Expenses

Operating expenses increased to $437,094 for the nine months ended July 31, 2014 from $73,575 for the nine months ended July 31, 2014. Our operating expenses for the nine months ended July 31, 2015 consisted of professional fees in the amount of $59,253 and general and administrative expenses of $377,841. In comparison, our operating expenses for the nine months ended July 31, 2014 consisted of professional fees in the amount of $42,513 and general and administrative expenses of $31,062. The increase of $363,519 in total operating expenses was primarily the result of the stock-based compensation of $268,000 and increased professional fees of $16,740.

We anticipate that our operating expenses will increase as we undertake our plan of operations.

Net Loss

Net loss for the nine months ended July 31, 2015 was $388,426 compared to net loss of $47,389 for the nine months ended July 31, 2014.

Liquidity and Capital Resources

As of July 31, 2015, the Company had a cash balance of $127,265. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company.

During June and July 2015 the Company sold a total of 187,200 units pursuant to a private placement for proceeds of $187,200. Each unit consists of two shares of common stock, one warrant with a $0.50 exercise price, and one warrant with a $1.00 exercise price. The warrants expire 4 years from the date of issuance. These shares were not issued by the Company as of July 31, 2015 and were recorded by the Company as a $187,200 common stock payable.

We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The Company incurred a net loss of $388,426 for the nine months ended July 31, 2015. In addition, the Company had a working capital deficiency of $348,645 and stockholders' deficiency of $346,921 at July 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company believes that it will need approximately $1,672,000 to fund its expenses and execute its business plan over the next twelve months. There can be no assurance that additional capital will be available to us or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund and develop our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 31, 2015, the end of the period covered by this report and have concluded that our disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company's sole officer, (2) the sole officer does not have the sufficient background and experience, and (3) we have not implemented adequate system and manual controls. As a result, the Company's internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of July 31, 2015.

Going forward, we intend to evaluate our processes and procedures and, where practicable, implement changes in order to have more effective controls over financial reporting.

Changes in Internal Controls over Financial Reporting

During the quarter ended July 31, 2015, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sale of Securities and Use of Proceeds

Other than as previously disclosed, the following issuances were made by the Company during the quarter:<>

On August 21, 2015, we sold 285,714 shares at a price of $0.35 per share, 142,857 Class A warrants to purchase 142,857 shares of our common stock at an exercise price of $0.50 per share and 142,857 Class B warrants to purchase 142,857 shares of our common stock at an exercise price of $1.00 per share to an accredited investor in a private offering.

On September 2, 2015, we sold 200,000 shares at a price of $0.50 per share, 100,000 Class A warrants to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share and 100,000 Class B warrants to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share to an accredited investor in a private offering.

On October 15, 2015, we sold 28,571 shares of common stock at a price of $0.35 per share, 14,286 Class A warrants to purchase 14,286 shares of our common stock at an exercise price of $0.50 per share and 14,286 Class B warrants to purchase 14,286 shares of our common stock at an exercise price of $1.00 per share to an accredited investor in a private offering.

In addition to the above issuances, the transfer agent has instructions from the Company to issue the additional 5,462,400 shares set forth below. These shares are in the process of being issued and are therefore not included in the current number of issued and outstanding shares indicated on the first page of this report:

On June 1, 2015, the Company agreed to issue 4,590,000 shares of common stock to a consultant of the Company at a price of $0.014 per share.

On August 1, 2015, the Company agreed to issue 225,000 shares of common stock to the President of its wholly owned subsidiary, BD Source and Distribution Corp.

On August 1, 2015, the Company agreed to issue 225,000 shares of common stock to the Vice President of its wholly owned subsidiary, BD Source and Distribution, Corp.

During June and July 2015, the Company agreed to issue 374,400 shares of common stock at a price of $0.50 per share to nine (9) investors from the sale of 187,200 units. Each unit consists of two shares of common stock, one warrant with a $0.50 exercise price, and one warrant with a $1.00 exercise price.

During August 2015, the Company agreed to issue 48,000 shares of common stock at a price of $0.50 per share to four (4) investors from the sale of 24,000 units. Each unit consists of two shares of common stock, one warrant with a $0.50 exercise price, and one warrant with a $1.00 exercise price.

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1*	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

___________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

Date: October 29, 2015	By:	/s/ Albert Mitrani
	Name:	Albert Mitrani
	Title:	President, Chief Executive Officer, Treasurer and a director (Principal Executive, Financial and Accounting Officer)

