Form 10-K
period 2015-10-31
Biotech Products Services & Research, Inc.
filed 2016-06-22
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________________

Commission file number: 000-55008

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-4180540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11077 Biscayne Blvd., Suite 100 Miami FL 33161

(Address of principal executive offices)

(888) 963-7881

(Issuer's telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

With a copy to:

Philip Magri, Esq.

Magri Law, LLC

2642 NE 9th Avenue

Fort Lauderdale, FL 33334

T: (646) 502-5900

F: (646) 826-9200

pmagri@magrilaw.com

www.MagriLaw.com

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $54,802 based on the closing price of $0.0583 per share of Common Stock and 940,000 shares of Common Stock of the Registrant held by non-affiliates on April 30, 2015, the last business day of the Registrant's mostly recently completed second fiscal quarter.

As of June 22, 2016, there were 99,952,484 shares of Common Stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements and information within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of our products by the market, and management's plans and objectives. In addition, certain statements included in this and our future filings with the Securities and Exchange Commission ("SEC"), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as "may," "could," "should," "would," "believe," "expect," "expectation," "anticipate," "estimate," "intend," "seeks," "plan," "project," "continue," "predict," "will," "should," and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.

Forward-looking statements include, but are not limited to, the following:

■	Our products' advantages;

■	Expectations regarding our future growth;

■	Expectations regarding available cash resources to fund current operations and future growth;

■	Our ability to receive regulatory approvals;

■	Market opportunities for our services and products;

■	Our ability to compete effectively;

■	Our ability to respond to market forces; and

■	Our ability to protect our intellectual property.

Actual results and outcomes may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, "Risk Factors," below. Except as expressly required by the federal securities laws, we undertake no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.

Unless otherwise noted, as used herein, the terms "Biotech Products Services and Research," "BPSR," the "Company," "we," "our" and "us" refer to Biotech Products Services and Research, Inc., a Nevada corporation, and its subsidiaries consolidated as a combined entity.

ITEM 1. BUSINESS.

Corporate History and Change in Control

The Company was incorporated in the Nevada on August 9, 2011 as Bespoke Tricycles Inc. for the purpose of designing, manufacturing, and selling vending tricycles for commercial customers. On August 10, 2011, the Company purchased all of the issued and outstanding shares of Bespoke Tricycles, Ltd., a company organized under the laws of England and Wales, from John Goodhew, the Company's then sole officer and director, in exchange for shares of our common stock. Also on August 10, 2011, the Company purchased all of the assets from Mr. Goodhew related to its business, including notably a UK patent application for our foldable/collapsible tricycle. Through its then wholly-owned subsidiary, Bespoke Tricycles, Ltd., the Company manufactured vending tricycles.

On June 24, 2015, Albert Mitrani purchased an aggregate of 135,000,000 shares of common stock of Bespoke Tricycles, Inc. from John Goodhew, representing approximately 87.8% of the issued and outstanding shares of the Company on a fully-diluted basis and constituting a change in control of the Company. The transaction was in accordance with the terms and provisions of the stock purchase agreement, dated May 29, 2015 ("Mitrani Purchase Agreement"), by and among the Company, Mr. Mitrani and Mr. Goodhew. The purchase price for the shares of $40,000 is payable by Mr. Mitrani to Mr. Goodhew on June 24, 2016. In connection with the execution and delivery of the Mitrani Purchase Agreement, as of May 29, 2015, Mr. Goodhew resigned as the sole officer of the Company and appointed Albert Mitrani to the Board of Directors and as the sole officer of the Company. Mr. Goodhew remained on the Board of Directors of the Company.

On August 6, 2015, Mr. Mitrani returned 60,120,000 shares of common stock of the Company and the Company cancelled those shares. As a result, Mr. Mitrani's ownership was 74,880,000 shares of common stock of the Company, representing approximately 80% of the 93,600,000 shares of common stock issued and outstanding on such date.

On September 1, 2015, the Company filed a Certificate of Amendment with the Secretary of State of Nevada therein changing its name to Biotech Products Services and Research, Inc. and increasing the amount of authorized common stock from 90 million (90,000,000) shares to 250 million (250,000,000) shares. The amount authorized "blank check" preferred stock remained 10 million (10,000,000) and the par value of the common stock and preferred stock remained $0.001 per share.

On September 17, 2015, the Company completed an eighteen-for-one (18:1) forward split of the Company's issued and outstanding common stock. Unless otherwise noted, the disclosure in this Annual Report on Form 10-K, including the consolidated audited financial statements contained herein, reflect a retroactive adjustment for the forward stock split. The forward stock split had no effect on the authorized capital stock of the Company.

Discontinued Operations

On October 30, 2015, the Company, entered into a stock purchase agreement (the "Goodhew Purchase Agreement") with John Goodhew, the Company's former officer and then current director, pursuant to which all of the shares of Bespoke UK were transferred to Mr. Goodhew in consideration for $10. As a result of such sale, the Company ceased its business line of designing, manufacturing, and selling vending tricycles. The Goodhew Purchase Agreement contained customary representations, warranties and covenants for a transaction of this nature. In connection with the Goodhew Purchase Agreement, Mr. Goodhew resigned from the Company's board of directors.

Overview

Since the change in control of our Company in June 2015 and change in the Company's operations in July 2015, we have been engaged in the health care industry, principally focusing on supplying products and services related to the growing field of regenerative anti-aging medicine ("RAAM"). Our goal is to supply state-of-the-art RAAM-related products developed by third parties under exclusive supply arrangements with outside manufacturers and/or from products developed from internally based research and development activities ("RAAM Products"). Additionally, we intend to distribute the RAAM Products and market RAAM-related services through a referral network of doctors and clinics (collectively, the "Providers"). We also intend to develop a network of branded destination domestic and international clinics capable of providing comprehensive and/or longer term RAAM-based therapies and treatments.

Since July 2015, our main revenue stream has been generated from patient marketing and product sales to Providers enrolled in our marketing advertising social media services. Our internet-based services draw customers desiring treatment for various neurodegenerative, inflammatory and autoimmune conditions. We market registered cellular products and human allografts used in the disease management for osteoarthritis, ophthalmic and other conditions to Providers, including those enrolled in our marketing program and those who are not.

Currently, our RAAM-related operations are conducted through the following wholly-owned subsidiaries:

▪

Beyond Cells Corp., a Florida corporation formed with a business purpose to provide consumers with access to anti-aging and cellular therapy through marketing campaigns featuring enrolled Providers ("Beyond Cells"); and

▪	General Surgical Florida, Inc., a Florida corporation with a business purpose of selling and distributing cellular therapy products to doctors and hospitals ("General Surgical").

We also operate two other wholly-owned subsidiaries that are either inactive and/or not related to our RAAM operations:

▪	Ethan New York, Inc., a New York corporation formed with a business purpose of selling clothing and accessories through a retail store in New York City ("Ethan NY"); and

▪	BD Source and Distribution, Corp., a Florida corporation ("BD Source") formed with a business purpose of selling cellular therapy products to doctors and hospitals.

Until October 30, 2015, we also generated revenue from our former wholly-owned subsidiary, Bespoke Tricycles, Ltd., a corporation organized under the laws of England and Wales for the purpose of designing, manufacturing, and selling vending tricycles for commercial customers ("Bespoke"). On October 30, 2015, we sold all of the outstanding equity of Bespoke to John Goodhew, the Company's former officer and then current director. In connection with the transaction, Mr. Goodhew resigned from the Company's board of directors. As a result of the sale of Bespoke, we ceased the business of designing, manufacturing, and selling vending tricycles for commercial customers.

Industry Overview

Health Care Industry Overview:

The traditional health care industry in the United States is predominantly controlled by the rules of the Centers for Medicare & Medicaid Services (CMS) (wwws.cms.gov) and commercial health insurance companies. This control limits patients access to alternative medical therapies, that recent medical literature demonstrates highly beneficial outcomes in the field of anti-aging and regenerative medicine. Traditional allopathic medicine of health care provided to patients in the United States relies on government and commercial health insurance for payment of the costs associated with their day-to-day health care. Because of this close relationship, physicians must follow government and commercial insurers guidelines in order to stay in the plans and receive reimbursement. Physicians are restricted in their ability to expand the nature of the treatments provided beyond industry practices because of legal ramifications and/or lack of knowledge concerning protocol of cutting edge anti-aging and regenerative medical treatments.

Despite the above, anecdotal and medical literature has shown an increased demand by patients for access to alternative medical therapies and treatments. Patients are seeking these alternatives to traditional allopathic medicine, due to the adverse events associated with traditional pharmaceuticals, risks associated with surgeries, and that traditional medicine and insurers are not addressing wellness or preventive medicine sufficiently. To address a wide variety of aging issues, safe alternatives to pathologies, including access to other treatments and pharmaceuticals and to achieve beneficial "elective" health treatments, we intend utilize the latest regenerative technologies. These alternative pathways to date have had significant restrictions because of regulations imposed by the FDA, other regulatory bodies and insurers due to lack of randomized controlled studies, yet many published case series demonstrate safety and efficacy. Patients and consumers are looking to safe alternatives compared more traditional medicine, including the following:

•	Cellular/ Tissue based therapies

o	Adipose-derived stromal vascular fraction
o	Bone marrow-derived stem cell therapies
o	Peripheral blood derived therapies (i.e., platelet rich plasma);

o	Placental-based therapies

➢

Technology documented since 1910 for safety and efficacy, tissue processed from human amniotic membrane and fluid, donated by consenting mothers delivering a full-term healthy baby by scheduled Caesarean section, avoiding any ethical or moral concerns, proven safety record, case series documented success in a multitude of systemic and local pathologies

o	Growth factor, cytokine therapies

•	Anti-Aging
o	Supplements
➢	Vitamin
➢	Mineral
➢	Medical foods
o	Weight control
o	Topical lotions and creams for the largest organ the skin

•	Nontraditional medical alternatives

o	Acupuncture
o	Naturopathic
o	Chiropractic

•	Self-directed
o	Meditation
o	Yoga
o	Tai Chi

Currently, patients who desire alternative treatments rely on the following options:

■	Medical Tourism

o	In United States
o	Off-shore United States

➢	Central and South America
➢	Caribbean
➢	Europe

■	Consulting directly with physicians knowledgeable in providing regenerative medical services

■	Unlicensed life coaches

Current and Future Operations:

Our current strategy is to achieve the following goals and milestones:

•	Stabilize and increase revenues from our marketing business by:

o	Increasing the amount of marketing dollars spent to identify potential customers;
o	Extending the referral network of Providers, including clinic destinations; and
o	Engaging additional sales personnel.

•	Increase the amount of private label and RAAM-developed product sales:

o	Identify new suppliers;
o	Identify new products from suppliers and/or developed internally;
o	Identify new distributors; and
o	Distribute directly to Providers within our network.

•	Research and Development for Product Development:

o	Engage additional executives to lead our research and development expansion into RAAM-related products; and
o	Establish and commence research and development of cellular therapy science for anti-aging products and services for, including but not limited to, cosmetics and stem cell-based interventions.

•	Identify an alternative business model for Ethan NY.

Since the change of control in our Company in June 2015, we have funded our capital needs from the proceeds of sales of equity to "accredited investors" under Section 4(a)(2) and Rule 506(b) under Regulation D of the Securities Act..

From June 11, 2015 through September 2, 2015, the Company sold an aggregate of 311,200 Units to various third parties. Each Unit cost $1.00 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a 622,400 shares of common stock, Class A warrants to purchase 311,200 common shares and Class B warrants to purchase 311,200 common shares. The Class A Warrant and Class B warrant have exercise prices of $0.50 and $1.00, respectively, and have a four year term.

From August 2015 to October 2015, the Company sold 192,857 Units to various investors. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrant and One Class B Warrant. The Company issued 385,714 shares, Class A warrants to purchase 192,857 common shares and Class B warrants to purchase 192,857 common shares. The Class A Warrant and Class B warrant have exercise prices of $0.50 and $1.00, respectively, and have a four year term.

From November 2015 to March 2016, The Company sold an aggregate of 364,685 Units to various investors. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrants and One Class B Warrants. As a result of the above transactions, the Company issued a total of 729,370 shares, Class A warrants to purchase 364,685 common shares and Class B warrants to purchase 364,685 common shares. The Class A Warrant entitles the holder thereof to purchase one share of our common stock for $0.50 until the fourth anniversary of the date the warrant was originally issued. The Class B Warrant entitles the holder thereof to purchase one share of our common stock for $1.00 until the fourth anniversary of the date the warrant was originally issued.

On April 15, 2016, the Company sold 25,000 shares of common stock to a consultant of the Company at $0.20 per share for an aggregate purchase price of $5,000.

In addition the sale of equity, the Company has also funded capital needs through proceeds received from the issuance of debt.

On November 12, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $15,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

On December 24, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $50,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

On April 27, 2016, the Company entered into an unsecured loan agreement with a consultant of the Company pursuant to which the Company received proceeds of $35,000. The payoff amount of the loan is $42,000 and was due on May 31, 2016. The consultant has not made any demand against the Company for repayment of the loan.

Since we commenced our RAAM operations in July 2015, we have incurred net operating losses, primarily due to reduced revenues from our inability to fund the necessary costs required for maintaining minimum marketing levels for our business and increased general and administrative costs. In addition, there is not sufficient working capital to pursue growth opportunities, increase sales personnel and for research and development. In their report for the fiscal year ended October 31, 2015 and included in this Annual Report, our auditors have expressed their doubt as to our ability to continue as a going concern. We incurred a net loss of $738,354 for the fiscal year ended October 31, 2015. In addition, we had a working capital deficiency of $13,555 and stockholders' deficit of $860,410 at October 31, 2015. We currently do not have sufficient capital to expand our operations. Our current available funds combined with revenues will not fund our activities for the next twelve months. We believe that we will need to raise additional capital to fund our current expenses and execute our business plan over the next twelve months. There can be no assurance that additional capital will be available to us or available on terms favorable to us. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations and develop our business.

Recent Developments

As previously disclosed in a Form 8-K filed on March 21, 2016, on February 23, 2016, our Distribution Agreement, dated August 11, 2015, between Amnio Technology, LLC ("Amnio Technology") and our wholly-owned subsidiary, BD Source, was terminated by Amnio Technology. Pursuant to the Distribution Agreement, Amnio Technology had engaged BD Source pursuant to the Distribution Agreement in connection with the marketing, sales and distribution of certain of Amnio Technology's products. Amnio Technology is engaged in the business of human tissue procurement, processing and distribution to customers and third party distributors. Amnio Technology terminated the Distribution Agreement due to BD Source's non-payment of the outstanding balance of $4,815 under the Distribution Agreement. BD Source has since paid such balance and believes that all obligations owed to Amnio Technology have been satisfied.

Services and Products

Currently, we distribute RAAM-related products (i.e., placental-based products) used to treat a variety of musculoskeletal conditions. We purchase these products from third party tissue banks and resell them directly to Providers within our network.

Our main revenue stream is generated from patient referral and product sales through our BD Source and Distribution Corp. and Beyond Cells Corp. subsidiaries. We also generated revenue from our Bespoke Tricycles, Ltd. subsidiary through October 30, 2015, the date that those operations were discontinued. As of October 31, 2015, we did not generate any revenue from our Ethan NY subsidiary. To date, Ethan NY has not generated sufficient reveues to meet its direct operating costs.

Since February 2016, we also commenced buying and reselling homeopathic products and cosmetic anti-aging creams directly to consumers and the Providers.

Upon identifying suitable partners and/or funding resources, we intend to commence research and development activities to develop topical medications, skin and hair products, injectable and intravenous placental-based products, intramuscular approved products that are novel and are FDA cleared technologies and to also develop an accredited tissue bank for a multitude of tissue-based products. We also intend to develop a network of branded destination domestic and international clinics capable of providing comprehensive and/or longer term RAAM-based therapies and treatments.

Market Overview

The population of the United States and the developed world is getting older and living longer. According to a United States Consensus Bureau's report, "An Aging World: 2015," America's 65-and-over population is projected to nearly double over the next three decades, ballooning from 48 million to 88 million by 2050 and that worldwide, the 65-and-over population will more than double to 1.6 billion by 2050. According to the report, in 2015, 14.9 percent of the U.S. population was 65 or over and the United States was the 48th oldest country out of 228 countries and areas in the world in 2015. Baby boomers began reaching age 65 in 2011 and by 2050 the older share of the U.S. population will increase to 22.1 percent.

The world average age of death has increased by 35 years since 1970, with declines in death rates in all age groups, including those aged 60 and older (Source: Institute for Health Metrics and Evaluation, 2013; Mathers et al., 2015). The leading causes of death are shifting, in part because of increasing longevity. Between 1990 and 2013, the number of deaths from non-communicable diseases (NCDs) has increased by 42 percent; and the largest increases in the proportion of global deaths took place among the population aged 80 and over. An estimated 42.8 percent of deaths worldwide occur in the population aged 70 and over, with 22.9 percent in the population aged 80 and over.

Also, according to the Center for Disease Control (CDC), "Medical Tourism" (a term commonly used to describe people traveling outside their home country for medical treatment) is a worldwide, multibillion-dollar phenomenon that is expected to grow substantially in the next 5–10 years. Studies have estimated that hundreds of thousands of medical tourists travel from the United States annually and that patients pursue medical care abroad for a variety of reasons, including a desire to receive a procedure or therapy not available in their country of residence. Common categories of procedures that US travelers pursue during medical tourism trips include orthopedic surgery, cosmetic surgery, cardiology (cardiac surgery), oncologic care, and dentistry. Common destinations include Thailand, Mexico, Singapore, India, Malaysia, Cuba, Brazil, Argentina, and Costa Rica.

If we are able to implement our intended business plan, we believe that we will be well situated to address this increased consumer demand for alternative medical treatments.

Marketing and Sales

We have a network of Providers to whom we market our services. As of October 31, 2015, we had five sales people who marketed our products and services by using social media and through our professional relationships. Since October 31, 2015, our sales force was reduced due to cash flow constraints. Recently we have once again increased our sales force to five sales people. We intend to engage a direct representative sales force, expand our social media presence and attend medical conferences and seminars. We also intend to develop and offer our own training seminars to provide the best possible information on the latest advances on anti-aging, and regenerative medicine.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Currently, through our wholly-owned subsidiary, General Surgical, we purchase placental-related products from unaffiliated third-party laboratories pursuant to purchase orders or distribution agreements ("Supply Arrangements"). The Supply Arrangements are non-exclusive, do not obligate us to purchase minimum volumes and contain customary product pricing and payment terms. We are not dependent on any one supplier. In the event any one or more of our current suppliers are unwilling or unable to sell us products, we believe that we will be able to purchase similar products from other suppliers with minimal, if any, interruption to our business operations.

Dependence on One or a Few Major Customers

Our business is not dependent on any one or more customers. We expect that our customer and consumers will be broad based, worldwide based on our use of web based social media marketing.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We do not currently own any patents or trademarks nor are we a party to any licenses, franchises, concessions, royalty agreements or labor contracts.

Competition

The regenerative medicine field is highly competitive and subject to rapid technological change and regulation. Companies compete on the basis of product efficacy, pricing, and ease of handling/logistics. A critically important factor for growth in the US market is third-party reimbursement, which is difficult to obtain, it can be time-consuming and expensive. We expect that it will take some time to get health insurance coverage, we intend to work towards a biologics license status from FDA to accelerate our acceptance in traditional insurance plans. Initially we are positioning ourselves as a cash based health care alternative for consumers. Offering higher levels of improvement, that is not available from traditional allopathic medicine at this time.

The Company competes in multiple areas of clinical treatment where regenerative biomaterials may be employed to modulate inflammation, enhance healing and reduce scar tissue formation: advanced wound care treatment, spine, orthopedic, surgery and sports medicine.

The primary competitive products in this space include other amniotic membrane allografts, tissue-engineered living skin equivalents, and porcine- or bovine-derived collagen matrix products, cadaveric engineered bone grafts, tendon and fascial grafts among others. Our competitors include MiMedix Group, Inc., Organogenesis Inc., TissueTech (Amniox), Osiris, and BioD (dermaSciences). Additionally, there are a variety of accredited bone and soft tissue banks most notably MFT that we will be competing against, but the demand is very high and expected to grow with the growing baby boomer generation getting older.

Government Regulation

In connection with the Company's intention to pursue research and development of RAAM-products, the Company will be subject to FDA regulations. We anticipate these regulations will be changed by the FDA in September 2016, and we intend to develop products expected to satisfy more restrictive regulations. A summary of the current FDA regulations is set forth below:

FDA Premarket Clearance and Approval Requirements

Tissue Products

The products that will be manufactured and processed by the Company are derived from human tissue. As discussed below, some tissue-based products are regulated solely under Section 361 of the Public Health Service Act as human cells, tissues and cellular and tissue-based products, or HCT/Ps, which do not require premarket clearance or approval by the FDA. Other tissue products are regulated as biologics and, in order to be lawfully marketed in the United States, require an FDA-approved biologics application (BLA).

Though for some of our products this will be changing as the FDA is formulating new guidelines for this industry. Draft guidelines have been published, but the public outcry has been expansive, and the FDA has rescheduled public comment to a larger venue in September 2016.

Products Regulated as HCT/Ps

The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. HCT/Ps that meet the criteria for regulation solely under Section 361 of the Public Health Service Act (so-called "361 HCT/Ps") are not subject to approval requirements and they are subject to post-market regulatory requirements.

To be a 361 HCT/P, a product generally should meet following criteria:

•	Be minimally manipulated, no structural change, or be mixed with anything ;

•	Be intended for homologous use, essentially used for the same purpose that it was used in the donor;

•	Its manufacture must not involve combination with another article, except for water, crystalloids or a sterilizing, preserving or storage agent; and

•	It must not be dependent upon the metabolic activity of living cells for its primary function.

Products Regulated as Biologics- The Biologics License Application (BLA) Pathway

The typical steps for obtaining FDA approval of a BLA to market a biologic product in the U.S. include:

•	Completion of preclinical laboratory tests, animal studies and formulations studies under the FDA's good laboratory practices regulations;

•

Submission to the FDA of an Investigational New Drug Application (IND) for human clinical testing, which must become effective before human clinical trials may begin and which must include independent Institutional Review Board (IRB) approval at each clinical site before the trials may be initiated;

•	Performance of adequate and well-controlled clinical trials in accordance with Good Clinical Practices to establish the safety and efficacy of the product for each indication;

•

Submission to the FDA of a Biologics License Application for marketing the product, which includes, among other things, reports of the outcomes and full data sets of the clinical trials, and proposed labeling and packaging for the product;

•	Satisfactory completion of an FDA Advisory Committee review;

•

Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with Current Good Manufacturing Practices (cGMP) regulations,

Generally, clinical trials are conducted in three phases:

•	Phase I trials typically involve a small number of healthy volunteers and are designed to provide information about the product safety.

•	Phase II trials are conducted in a larger but limited group of patients afflicted with a specific diagnosis in order to determine preliminary efficacy, and to identify possible adverse effects.

o	Dosage studies are designated as Phase IIA and efficacy studies are designated as Phase IIB.

11

•

Phase III clinical trials are generally large-scale, multi-center, comparative trials conducted with patients who have a specific condition in order to provide statistically valid proof of efficacy, as well as safety and potency.

•	In some cases, the FDA will require Phase IV, or post-marketing trials, to collect additional data after a product is on the market.

The process of obtaining an approved BLA requires the expenditure of substantial time, effort and financial resources and may take years to complete.

FDA Post-Market Regulation

Tissue processors are required to register as an establishment with the FDA. We intend on becoming a registered establishment, and be accredited by the AATB (American Association of Tissue Banks). Once we are registered we will be required to comply with regulations regarding labeling, record keeping, donor eligibility, and screening and testing, process the tissue in accordance with established Good Tissue Practices, and report any adverse reactions attributed to our tissue. Our facilities will be subject to periodic inspections to assess our compliance with the regulations.

Products covered by a BLA, 510(k) clearance, or a PMA are subject to numerous additional regulatory requirements, which include, among others, compliance with cGMP, which imposes certain procedural, substantive and record keeping requirements, labeling regulations, the FDA's general prohibition against promoting products for unapproved or "off-label" uses, and additional adverse event reporting.

Other Regulation Specific to Tissue Products

The American Association of Tissue Banks (AATB), has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become licensed, tissue bank.

Fraud, Abuse and False Claims

We are directly and indirectly subject to various federal and state laws governing relationships with healthcare providers and pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. (See 42 U.S.C. § 1320a-7b). Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General of the U.S. Department of Health and Human Services ("OIG") has issued a series of regulations, known as the "safe harbors." These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute.

AdvaMed has established guidelines and protocols for medical device manufacturers in their relationships with healthcare professionals on matters including research and development, product training and education, grants and charitable contributions, support of third-party educational conferences, and consulting arrangements. Adoption of the AdvaMed Code by a medical device manufacturer is voluntary, and while the OIG and other federal and state healthcare regulatory agencies encourage its adoption and may look to the AdvaMed Code, they do not view adoption of the AdvaMed Code as proof of compliance with applicable laws. We have incorporated the principles of the AdvaMed Code in our standard operating procedures, sales force training programs, and relationships with health care professionals.

Manufacturing (Processing)

Our strategy intends to develop appropriate laboratories (tissue bank) in the United States southeast. We intend to seek AATB accreditation. We also intend to be registered with the FDA as a tissue establishment and are subject to the FDA's quality system regulations, state regulations, and regulations promulgated by the European Union. Once built, our facilities more likely than not expect to be subject to periodic unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies.

Placental Donation Program

We expect to develop a comprehensive network of hospitals that participate in our placenta donation program, including a dedicated staff that works at these hospitals, collecting donated placentas from mothers who undergo Cesarean section births and consent to donation. We believe and expect to be able to procure an adequate supply of tissue to meet anticipated demand.

Research and Development Activities

We have not spent any money on research and development activities during the fiscal years ended October 31, 2015 and 2014. We do not expect to spend any money on research and development until we obtain sufficient working capital. Upon obtaining sufficient working capital, we expect that we will dedicate most of our available cash resourcs towards our funding on Research and development activities in order to build out our laboratories, tissue bank and produce our products over the next 12-18 months.

Environmental Laws

The chemical and biomedical wastes that will be generated by our tissue processing operations will be placed in appropriately constructed and labeled containers and are segregated from other wastes. We plan on contracting with third parties for transport, treatment, and disposal of waste. We plan on being compliant with applicable laws and regulations promulgated by the Resource Conservation and Recovery Act, the U.S. Environmental Protection Agency and similar state agencies.

Employees

We have one full-time employee, Mr. Albert Mitrani, our President and Chief Executive Officer. We also engage one consultant on a full-time basis and six consultants on a part-time basis, one for administration services and five for sales. The Company currently plans to hire two to three full-time employees by quarter ended July 31, 2016, whose principal responsibilities will be as sales representatives. We also engage an outside consultant for accounting and bookkeeping services. There are no collective bargaining agreements.

Dividend Policy

We have never paid or declared dividends on our securities. The payment of cash dividends, if any, in the future is within the discretion of our Board and will depend upon our earnings, our capital requirements, financial condition and other relevant factors. We do not expect to pay dividends for the foreseeable future, and intend to retain future earnings, if any, towards the use in our business and growth strategies.

ITEM 1A. RISK FACTORS.

AN INVESTMENT IN OUR SECURITIES IS HIGHLY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. WE FACE A VARIETY OF RISKS THAT MAY AFFECT OUR OPERATIONS OR FINANCIAL RESULTS AND MANY OF THOSE RISKS ARE DRIVEN BY FACTORS THAT WE CANNOT CONTROL OR PREDICT. BEFORE INVESTING IN THE SECURITIES YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS, TOGETHER WITH THE FINANCIAL AND OTHER INFORMATION CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK WOULD LIKELY DECLINE AND YOU MAY LOSE ALL OR A PART OF YOUR INVESTMENT. ONLY THOSE INVESTORS WHO CAN BEAR THE RISK OF LOSS OF THEIR ENTIRE INVESTMENT SHOULD CONSIDER AN INVESTMENT IN OUR SECURITIES.

This Annual Report contains certain statements relating to future events or the future financial performance of our Company. Prospective investors are cautioned that such statements are only predictions and involve risks and uncertainties, and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors identified in this Annual Report, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

If any of the following or other risks materialize, the Company's business, financial condition, and results of operations could be materially adversely affected which, in turn, could adversely impact the value of our securities. In such a case, investors in our securities could lose all or part of their investment.

Prospective investors should consider carefully whether an investment in the Company is suitable for them in light of the information contained in this Report and the financial resources available to them. The risks described below do not purport to be all the risks to which the Company could be exposed. This section is a summary of certain risks and is not set out in any particular order of priority. They are the risks that we presently believe are material to the operations of the Company. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair the Company's business, financial condition or results of operations.

Risks Related to Our Business

We have limited cash on hand and there is substantial doubt as to our ability to continue as a going concern.

The Company incurred a net loss of $738,354 for the fiscal year ended October 31, 2015. In addition, the Company had an accumulated deficit of $860,410. In their report for the fiscal year ended October 31, 2015, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

We have a limited operating history upon which investors can evaluate our future prospects.

In connection with the change in control of our Company in June 2015, there was a change in the Company's management, board of directors and line of business. Therefore, we have limited operating history upon which an evaluation of our current business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results could be materially and adversely affected.

Given the limited operating history, management has little basis on which to forecast future demand for our products from our existing customer base, much less new customers. The current and future expense levels of the Company are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because the business of the Company is new and its market has not been developed. If the forecasts for the Company prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. Moreover, the Company may be unable to adjust its spending in a timely manner to compensate for any unanticipated reduction in revenue. As a result, any significant reduction in revenues would immediately and adversely affect the business, financial condition and operating results of the Company.

Our success is highly dependent on Albert Mitrani, our President and CEO.

In the early stages of development, the Company's business will be significantly dependent on the Company's Management team. The Company's success will be particularly dependent upon Albert Mitrani, our sole executive officer and director, the loss of whom would have a material adverse effect on the Company.

We may not be able to compete successfully with current and future competitors.

We have many potential competitors in the regenerative medicine industry. We will compete, in our current and proposed businesses, with other established companies, most of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our intended market and be able to compete profitably, if at all. In addition to established competitors, there are moderate obstacles for competitors to enter this market, but they are not insurmountable if they have the financial resources and intellectual team. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including, but not limited to, larger staffs, greater name recognition, larger and established customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to industry dynamics, evolving standards and competitors' innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could fatally damage our business and chances for success.

If we do not continually update our services, they may become obsolete and we may not be able to compete with other companies.

We cannot assure you that we will be able to keep pace with advances or that our services will not become obsolete. We cannot assure you that competitors will not develop related or similar services and offer them before we do, or do so more successfully, or that they will not develop services and products more effective than any that we have or are developing. If that happens, our business, prospects, results of operations and financial condition will be materially adversely affected.

We may be required to borrow funds in the future.

If the Company incurs indebtedness, a portion of its cash flow will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair the Company's operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of the Company's stockholders. A judgment creditor would have the right to foreclose on any of the Company's assets resulting in a material adverse effect on the Company's business, operating results or financial condition.

Currently the Company has limited assets which could be used as collateral in obtaining future borrowings. Because of he Company's inability to provide lenders with collateral and a limited history of successfiul operations, the Company may not be successful in its efforts to obtain additional funds though borrowings and as a result may not be able to fund required costs of operations.

Failure to establish or enhance our brand recognition could have a material adverse effect on our business and results of operations.

We believe we will need to expend significant time, effort and resources to enhance the recognition of our brands. We believe developing our brand will be important to our sales and marketing efforts. If we fail to establish or enhance the recognition of our brands, it could have a material adverse effect on our ability to sell our products and adversely affect our business and results of operations. If we fail to develop a positive public image and reputation, our business with our existing customers could decline and we may fail to develop additional business, which could adversely affect our results of operations.

Defects in our products or failures in quality control could impair our ability to sell our products or could result in product liability claims, litigation and other significant events involving substantial costs.

Detection of any significant defects in our products or failure in our quality control procedures may result in, among other things, delay in time-to-market, loss of sales and market acceptance of our products, diversion of development resources, and injury to our reputation. The costs we may incur in correcting any product defects may be substantial. Additionally, errors, defects or other performance problems could result in financial or other damages to our customers, which could result in litigation. Product liability litigation, even if we prevail, would be time consuming and costly to defend, and if we do not prevail, could result in the imposition of a damages award. We presently maintain product liability insurance; however, it may not be adequate to cover any claims.

There can be no assurances of protection for proprietary rights or reliance on trade secrets.

In certain cases, the Company may rely on trade secrets to protect intellectual property, proprietary technology and processes, which the Company has acquired, developed or may develop in the future. There can be no assurances that secrecy obligations will be honored or that others will not independently develop similar or superior products or technology. The protection of intellectual property and/or proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. The Company, in common with other firms, may also be subject to claims by other parties with regard to the use of intellectual property, technology information and data, which may be deemed proprietary to others.

Our ability to become profitable and continue as a going concern will be dependent on our ability to attract, employ and retain highly skilled individuals to serve our clients.

The nature of our business requires that we employ skilled persons to perform highly skilled and specialized tasks for our Company. Our failure to retain such personnel could have a material adverse effect on our ability to offer services to clientele, and could potentially have a negative effect on our business. There is no guarantee that skilled persons will be available and willing to work for us in the future, nor is there any guarantee that we could afford to retain them if they are available at a future time.

Our projections and forward-looking information may prove to be incorrect.

Management has prepared projections regarding the Company's anticipated financial performance. The Company's projections are hypothetical and based upon a presumed financial performance of the Company, the addition of a sophisticated and well-funded marketing plan, and other factors influencing the business of the Company. The projections are based on Management's best estimate of the probable results of operations of the Company, based on present circumstances, and have not been reviewed by the Company's independent accountants. These projections are based on several assumptions, set forth therein, which Management believes are reasonable. Some assumptions upon which the projections are based, however, invariably will not materialize due to the inevitable occurrence of unanticipated events and circumstances beyond Management's control. Therefore, actual results of operations will vary from the projections, and such variances may be material. Assumptions regarding future changes in sales and revenues are necessarily speculative in nature. In addition, projections do not and cannot take into account such factors as general economic conditions, unforeseen regulatory changes, the entry into the Company's market of additional competitors, the terms and conditions of future capitalization, and other risks inherent to the Company's business. While Management believes that the projections accurately reflect possible future results of the Company's operations, those results cannot be guaranteed.

We may not be able to manage our growth effectively.

We must continually implement and improve our products and/or services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segment. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees in corporate management, product development, client service and sales. We can give no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. If we fail to implement and improve these operations, there could be a material, adverse effect on our business, operating results and financial condition.

If we make any acquisitions or enter into a merger or similar transaction, our business may be negatively impacted.

We have no present plans for any specific acquisition. However, in the event that we make acquisitions in the future, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions, mergers and other similar transactions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our Management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired; and

•

potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

There might be unanticipated obstacles to the execution of our business plan.

The Company's business plans may change significantly. The Company's potential business endeavors are capital intensive. Management believes that the Company's chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of the Company's principals and advisors. Management reserves the right to make significant modifications to the Company's stated strategies depending on future events.

We may engage in transactions that present conflicts of interest.

The Company's officers and directors may enter into agreements with the Company from time to time which may not be equivalent to similar transactions entered into with an independent third party. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While we believe that it will take prudent steps to ensure that all transactions between the Company and any officer or director is fair, reasonable, and no more than the amount it would otherwise pay to a third party in an "arms'-length" transaction, there can be no assurance that any transaction will meet these requirements in every instance.

We have agreed to indemnify our officers and directors against lawsuits to the fullest extent of the law.

BPSR is a Nevada corporation. Nevada law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Nevada law also authorizes Nevada corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents provide for this indemnification to the fullest extent permitted by law.

We currently do not maintain any insurance coverage. In the event that we are found liable for damage or other losses, we would incur substantial and protracted losses in paying any such claims or judgments. Although we intend to acquire such coverage immediately upon resources becoming available, there is no guarantee that we can secure such coverage or that any insurance coverage would protect us from any damages or loss claims filed against it.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

•	The announcement or introduction of new products by our competitors;

•	Failure of Government and private health plans to adequately and timely reimburse the users of our products;

•	Removal of our products from the Federal Supply Schedule or change in the prices that Government accounts will pay for our products;

•	Our ability to upgrade and develop our systems and infrastructure to accommodate growth;

•	Our ability to attract and retain key personnel in a timely and cost effective manner;

•	The amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

•	Regulation by Federal, State or Local Governments; and

•	General economic conditions as well as economic conditions specific to the healthcare industry.

We have based our current and future expense levels largely on our investment plans and estimates of future events, although certain of our expense levels are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material and adverse effect on our business, results of operations and financial condition. Due to the foregoing factors, our revenue and operating results are and will remain difficult to forecast.

We are in a highly competitive and evolving field and face competition from well-established tissue processors and medical device manufacturers, as well as new market entrants.

Our business is in a very competitive and evolving field. Competition from other tissue processors, medical device companies and from research and academic institutions is intense, expected to increase, subject to rapid change, and could be significantly affected by new product introductions. The presence of this competition in our market may lead to pricing pressure, which would make it more difficult to sell our products at a price that will make us profitable or prevent us from selling our products at all. Our success will depend on our ability to perfect and protect our intellectual property rights related to our technologies as well as to develop new technologies and new applications for our technologies. Our failure to compete effectively would have a material and adverse effect on our business, results of operations and financial condition.

Rapid technological change could cause our products to become obsolete.

The technologies underlying our products are subject to rapid and profound technological change. Competition intensifies as technical advances in each field are made and become more widely known. We can give no assurance that others will not develop services, products, or processes with significant advantages over the products, services, and processes that we offer or are seeking to develop. Any such occurrence could have a material and adverse effect on our business, results of operations and financial condition.

Our products are dependent on the availability of sufficient quantities of tissue from human donors, and any disruption in supply could adversely affect our business.

The success of our human tissue products depends upon, among other factors, the availability of sufficient quantities of tissue from human donors. The availability of donated tissue could be adversely impacted by regulatory changes, public opinion of the donor process as well as our own reputation in the industry. Any disruption in the supply of donated human tissue could restrict our growth and could have a material adverse impact on our business and financial condition. We cannot be sure that the supply of human tissue will continue to be available at current levels or will be sufficient to meet our future needs.

The products we manufacture and process are derived from human tissue and therefore have the potential for disease transmission.

The utilization of human tissue creates the potential for transmission of communicable disease, including, but not limited to, human immunodeficiency virus (HIV), viral hepatitis, syphilis and other viral, fungal or bacterial pathogens. We are required to comply with federal and state regulations intended to prevent communicable disease transmission.

Although we maintain strict quality controls over the procurement and processing of our tissue, there is no assurance that these quality controls will be adequate. In addition, negative publicity concerning disease transmission from other companies' improperly processed donated tissue could have a negative impact on the demand for our products.

In order to grow revenues from certain of our products, we must expand our relationships with distributors and independent sales representatives.

We derive significant revenues through our relationships with distributors and independent sales representatives, though, other than our distributor for Government accounts as discussed above, no one distributor comprised over 5% of our revenues. If such relationships were terminated for any reason, it could materially and adversely affect our ability to generate revenues and profits. We intend to obtain the assistance of additional distributors and independent sales representatives to continue our sales growth with respect to certain of our products. We may not be able to find additional distributors and independent sales representatives who will agree to market and/or distribute those products on commercially reasonable terms, if at all. If we are unable to establish new distribution and independent sales representative relationships or renew current distribution and sales agency agreements on commercially acceptable terms, our business, financial condition and results of operations could be materially and adversely affected.

We continue to invest significant capital in expanding our internal sales force, and there can be no assurance that these efforts will continue to result in significant increases in sales.

We are engaged in a major initiative to build and further expand our internal sales and marketing capabilities which has contributed to our increased sales. As a result, we continue to invest in a direct sales force for certain of our products to allow us to reach new customers. These expenses impact our operating results, and there can be no assurance that we will continue to be successful in significantly expanding the sales of our products.

Our revenues depend on adequate reimbursement from public and private insurers and health systems.

Our success depends on the extent to which reimbursement for the costs of our products and related treatments will be available from third party payers, such as public and private insurers and health systems. Government and other third-party payers attempt to contain healthcare costs by limiting both coverage and the level of reimbursement of new products. Therefore, significant uncertainty usually exists as to the reimbursement status of new healthcare products. A significant number of public and private insurers and health systems currently do not provide reimbursement for our products. If we are not successful in obtaining adequate reimbursement for our products from these third party payers, the market's acceptance of our products could be adversely affected. Inadequate reimbursement levels also likely would create downward price pressure on our products. Even if we do succeed in obtaining widespread reimbursement for our products, future changes in reimbursement policies could have a negative impact on our business, financial condition and results of operations.

To be commercially successful, we must convince physicians that our products are safe and effective alternatives to existing treatments and that our products should be used in their procedures.

We believe physicians will only adopt our products if they determine, based on experience, clinical data and published peer reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to conventional methods. Physicians may be slow to change their medical treatment practices for the following reasons, among others:

•	Their lack of experience with prior procedures in the field using our products;

•	Lack of evidence supporting additional patient benefits and our products over conventional methods;

•	Perceived liability risks generally associated with the use of new products and procedures;

•	Limited availability of reimbursement from third party payers; and

•	The time that must be dedicated to training.

In addition, we believe recommendations for and support of our products by influential physicians are essential for market acceptance and adoption. If we do not receive this support or if we are unable to demonstrate favorable long-term clinical data, physicians and hospitals may not use our products, which would significantly reduce our ability to achieve expected revenue and would prevent us from sustaining profitability.

We will need to expand our organization, and managing growth may be more difficult than expected.

Managing our growth may be more difficult than we expect. We anticipate that a period of significant expansion will be required to penetrate and service the market for our existing and anticipated future products and to continue to develop new products. This expansion will place a significant strain on management, operational and financial resources. To manage the expected growth of our operations and personnel, we must both modify our existing operational and financial systems, procedures and controls and implement new systems, procedures and controls. We must also expand our finance, administrative, and operations staff. Management may be unable to hire, train, retain, motivate and manage necessary personnel or to identify, manage and exploit existing and potential strategic relationships and market opportunities.

We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance.

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing and marketing of human tissue products. We may be subject to such claims if our products cause, or appear to have caused, an injury. Claims may be made by patients, healthcare providers or others selling our products. We currently do not have any product liability insurance. Defending a lawsuit, regardless of merit, could be costly, divert management attention and result in adverse publicity, which could result in the withdrawal of, or reduced acceptance of, our products in the market. A product liability claim could result in significant costs and significant harm to our business.

We may implement a product recall or voluntary market withdrawal, which could significantly increase our costs, damage our reputation and disrupt our business.

The manufacturing, marketing and processing of our tissue products involves an inherent risk that our tissue products or processes do not meet applicable quality standards and requirements. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. A recall or market withdrawal of one of our products would be costly and would divert management resources. A recall or withdrawal of one of our products, or a similar product processed by another entity, also could impair sales of our products as a result of confusion concerning the scope of the recall or withdrawal, or as a result of the damage to our reputation for quality and safety.

Significant disruptions of information technology systems or breaches of information security could adversely affect our business.

We rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property). We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we have invested significantly in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Although we have cyber-insurance coverage that may cover certain events described above, this insurance is subject to deductibles and coverage limitations and we may not be able to maintain this insurance. Also, it is possible that claims could exceed the limits of our coverage. Any interruption or breach in our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities.

Our international expansion and operations in foreign markets expose us to risks associated with international sales and operations.

We are actively seeking to expand into foreign markets. Managing a global organization is difficult, time consuming, and expensive. Conducting international operations subjects us to risks that could be different than those faced by us in the United States. These risks include: lack of familiarity with and unexpected changes in foreign regulatory requirements; longer accounts receivable payment cycles and difficulties in collecting accounts receivable; difficulties in managing and staffing international operations; fluctuations in currency exchange rates; the burdens of complying with a wide variety of foreign laws and legal standards; increased financial reporting burdens and complexities; and political, social, and economic instability abroad. Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to operate and manage growth in other countries may not produce desired levels of revenue or profitability.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed or are evolving. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Intellectual Property

Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which could have a material and adverse effect on us.

Our success will depend significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology, including our licensed technology. These legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. The patent application process can be time consuming and expensive.

We may become subject to claims of infringement of the intellectual property rights of others, which could prohibit us from developing our products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages.

Third parties could assert that our products infringe their patents or other intellectual property rights. Whether a product infringes a patent or other intellectual property involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of others. Because patent applications may take years to issue, there also may be applications now pending of which we are unaware that may later result in issued patents that our products or processes infringe. There also may be existing patents or pending patent applications of which we are unaware that our products or processes may inadvertently infringe.

Any infringement claim could cause us to incur significant costs, place significant strain on our financial resources, divert management's attention from our business and harm our reputation. If the relevant patents in such claim were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling any product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or other intellectual property or are able to design around the patent or other intellectual property. We may be unable to obtain such a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, or selling products, and could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

We may be subject to damages resulting from claims that we, our employees, or our independent contractors have wrongfully used or disclosed alleged trade secrets of others.

Some of our employees were previously employed at other medical device or tissue companies. We may also hire additional employees who are currently employed at other medical device or tissue companies, including our competitors. Additionally, consultants or other independent agents with which we may contract may be or have been in a contractual arrangement with one or more of our competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or independent contractors have used or disclosed any party's trade secrets or other proprietary information. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail to defend such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to market existing or new products, which could severely harm our business.

Risks Related to Regulatory Approval of Our Products and Other Government Regulations

To the extent our products do not qualify for regulation as human cells, tissues and cellular and tissue-based products under Section 361 of the Public Health Service Act, this could result in removal of the applicable products from the market, would make the introduction of new tissue products more expensive and significantly delay the expansion of our tissue product offerings and subject us to additional post-market regulatory requirements.

The products we manufacture and process are derived from human tissue. The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. HCT/Ps that meet the criteria for regulation solely under Section 361 of the Public Health Service Act (so-called "361 HCT/Ps") are not subject to any premarket clearance or approval requirements and are subject to less stringent post-market regulatory requirements.

If a product is deemed not to be a 361 HCT/P, FDA regulations will require premarket clearance or approval requirements that will involve significant time and cost investments by the Company. Further, there can be no assurance that the FDA will not, at some future point, change its position on current or future products' 361 HCT/P status, and any regulatory reclassification could have adverse consequences for us and make it more difficult or expensive for us to conduct our business by requiring premarket clearance or approval and compliance with additional post-market regulatory requirements with respect to those products. Moreover, increased regulatory scrutiny within the industry in which we operate could lead to increased regulation of HCT/Ps, including 361 HCT/Ps. We also cannot assure you that the FDA will not impose more stringent definitions with respect to products that qualify as 361 HCT/Ps.

See "Government Regulation" in Item 1 for a discussion of 361 HCT/Ps and the FDA's position on our products. If the FDA does allow the Company to continue to market a micronized form of its sheet allografts without a biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions, such as labeling restrictions and compliance with cGMP. Although the Company is preparing for these requirements in connection with its pursuit of a BLA for certain of its micronized products, earlier compliance with these conditions would require significant additional time and cost investments by the Company. It is also possible that the FDA will not allow the Company to market any form of a micronized product without a biologics license even prior to finalization of the draft guidance documents and could even require the Company to recall its micronized products.

Obtaining and maintaining the necessary regulatory approvals for certain of our products will be expensive and time-consuming and may impede our ability to fully exploit our technologies.

The process of obtaining regulatory clearances or approvals to market a biologic or medical device from the FDA or similar regulatory authorities outside of the United States is costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, or at all. As discussed above, we intend to pursue approval of a Biologics License Application (BLA) for certain of our micronized products. Additionally, the FDA may take the position that some of the other products that we currently market require a BLA as well. Some of the future products and enhancements to our current products that we expect to develop and market may require marketing clearance or approval from the FDA. There can be no assurance, however, that clearance or approval will be granted with respect to any of our products or enhancements or that FDA review will not involve delays that would adversely affect our ability to market such products or enhancements.

The process of obtaining an approved BLA requires the expenditure of substantial time, effort and financial resources and may take years to complete. The fee for filing a BLA and the annual user fees payable with respect to any establishment that manufactures biologics and with respect to each approved product are substantial. Additionally, there are significant costs associated with clinical trials that cannot be estimated until the IND is approved. Moreover, data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. Additionally, the FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Like the process of obtaining an approved BLA, the process of obtaining a PMA requires the expenditure of substantial time, effort and financial resources and may take years to complete. The FDA may not grant approval on a timely basis, or at all. Additionally, the FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Our business is subject to continuing regulatory compliance by the FDA and other authorities, which is costly and our failure to comply could result in negative effects on our business.

As discussed above, the FDA has specific regulations governing our tissue-based products, or HCT/Ps. The FDA has broad post-market and regulatory and enforcement powers. The FDA's regulation of HCT/Ps includes requirements for registration and listing of products, donor screening and testing, processing and distribution ("Current Good Tissue Practices"), labeling, record keeping and adverse-reaction reporting, and inspection and enforcement.

Biologics and medical devices are subject to even more stringent regulation by the FDA. Even if pre-market clearance or approval is obtained, the approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, may require warnings to accompany the product or impose additional restrictions on the sale and/or use of the product. In addition, regulatory approval is subject to continuing compliance with regulatory standards, including the FDA's quality system regulations.

If we fail to comply with the FDA regulations regarding our tissue products or medical devices, the FDA could take enforcement action, including, without limitation, any of the following sanctions and the manufacture of our products or processing of our tissue could be delayed or terminated:

•	Untitled letters, warning letters, fines, injunctions, and civil penalties;
•	Recall or seizure of our products;
•	Operating restrictions, partial suspension or total shutdown of production;
•	Refusing our requests for clearance or approval of new products;
•	Withdrawing or suspending current applications for approval or approvals already granted;
•	Refusal to grant export approval for our products; and
•	Criminal prosecution.

It is likely that the FDA's regulation of HCT/Ps will continue to evolve in the future. Complying with any such new regulatory requirements may entail significant time delays and expense, which could have a material adverse effect on our business. The American Association of Tissue Banks ("AATB") has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become an accredited tissue bank. In addition, some states have their own tissue banking regulations.

In addition, procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act ("NOTA"), which prohibits the transfer of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks, hospitals and physicians for their services associated with the recovery, storage and transportation of donated human tissue. Although we have independent third party appraisals that confirm that reasonableness of the service fees we pay, if we were to be found to have violated NOTA's prohibition on the sale or transfer of human tissue for valuable consideration, we would potentially be subject to criminal enforcement sanctions, which could materially and adversely affect our results of operations.

Finally, as discussed above, we and other manufacturers of skin substitutes are required to provide ASP information to CMS on a quarterly basis. The Medicare payment rates are updated quarterly based on this ASP information. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, such manufacturer is subject to civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied.

We and our sales representatives, whether employees or independent contractors, must comply with various federal and state anti-kickback, self-referral, false claims and similar laws, any breach of which could cause a material adverse effect on our business, financial condition and results of operations.

Our relationships with physicians, hospitals and other healthcare providers are subject to scrutiny under various federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. Healthcare fraud and abuse laws are complex, and even minor, inadvertent violations can give rise to claims that the relevant law has been violated. Possible sanctions for violation of these fraud and abuse laws include monetary fines, civil and criminal penalties, exclusion from federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs, workers' compensation programs and TRICARE (the healthcare system administered by or on behalf of the U.S. Department of Defense for uniformed services beneficiaries, including active duty and their dependents, retirees and their dependents), and forfeiture of amounts collected in violation of such prohibitions. Certain states have similar fraud and abuse laws, imposing substantial penalties for violations. Any Government investigation or a finding of a violation of these laws would likely result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations.

Anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid or other Government-sponsored healthcare programs. We will enter into consulting agreements, speaker agreements, research agreements and product development agreements with physicians, including some who may order our products or make decisions to use them. In addition, some of these physicians own our stock, which they purchased in arm's length transactions on terms identical to those offered to non-physicians, or received stock awards from us as consideration for services performed by them. While these transactions were structured with the intention of complying with all applicable laws, including state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties. As discussed above, we have incorporated the AdvaMed code principles into our relationships with healthcare professionals under our consulting agreements, and our policies regarding payment of travel and lodging expenses, research and educational grant procedures and sponsorship of third-party conferences. In addition, we have conducted training sessions on these principles. However, there can be no assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws or that one or more of our employees or agents will not disregard the rules we have established. Because our strategy relies on the involvement of physicians who consult with us on the design of our products, perform clinical research on our behalf or educate the market about the efficacy and uses of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with physicians who refer or order our products to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws. This could harm our reputation and the reputations of the physicians we engage to provide services on our behalf. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally-funded healthcare programs, including Medicare and Medicaid, for non-compliance.

The Federal False Claims Act ("FCA") imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the U.S. Government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The FCA also allows a private individual or entity with knowledge of past or present fraud against the Federal Government to sue on behalf of the Government to recover the civil penalties and treble damages. The U.S. Department of Justice ("DOJ") on behalf of the Government has previously alleged that the marketing and promotional practices of pharmaceutical and medical device manufacturers, including the off-label promotion of products or the payment of prohibited kickbacks to doctors, violated the FCA, resulting in the submission of improper claims to federal and state healthcare entitlement programs such as Medicaid. In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

The scope and enforcement of all of these laws is uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations. There can be no assurance that federal or state regulatory or enforcement authorities will not investigate or challenge our current or future activities under these laws. Any investigation or challenge could have a material adverse effect on our business, financial condition and results of operations. Any state or federal regulatory or enforcement review of us, regardless of the outcome, would be costly and time consuming. Additionally, we cannot predict the impact of any changes in these laws, whether these changes are retroactive or will have effect on a going-forward basis only.

We face significant uncertainty in the industry due to Government healthcare reform.

There have been and continue to be proposals by the Federal Government, State Governments, regulators and third party payers to control healthcare costs, and generally, to reform the healthcare system in the United States. There are many programs and requirements for which the details have not yet been fully established or the consequences are not fully understood. These proposals may affect aspects of our business. We also cannot predict what further reform proposals, if any, will be adopted, when they will be adopted, or what impact they may have on us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal executive offices consist of approximately 1,200 of office space located at 11077 Biscayne Blvd Suite 100 Miami FL 33161. We rent this space pursuant to a Sublease, dated March 1, 2016, from a nonaffiliated third party. Our rent is $1,350 per month and the lease expires on September 30, 2016. We expect to continue to lease the current facility on a short term basis upon expiration of the lease term. In the future, as we expand, we expect to lease other office space. We also maintain a website located at www.bpsrhealth.com, the contents of which are not incorporated into this Report. Our telephone number is (888) 963-7881.

Our wholly-owned subsidiary, Ethan NY, rents approximately 450 square feet in New York City pursuant to five-year lease agreement (the "Lease") with M&E Mott LLC for the southern retail space and the useable basement space underneath such space at 246 Mott Street, New York, NY ("Leased Premises"). The annual rent for the space is $95,000 for the first year, $117,420 for the second year, $120,942 for the third year, $124,570 for the fourth year and $128,308. During the first two months of the Lease, from October 1, 2015 through November 30, 2015, Ethan NY was required to perform electrical and other repair work to the premises. Ethan NY is also responsible for all electrical and utility charges as well as 7.25% of any tax escalations. Ms. Agnia Deskins, the President of Ethan NY, executed an absolute and unconditional guaranty to the landlord if Ethan NY does not perform its obligations under the Lease. Since the commencement of the Lease, the Company has not made any of the minimum lease payments due under the lease totaling approximately $57,000 through May 31, 2016 (excluding late fees and interest provided for under the Lease). Ethan NY is currently unable to make payments under the Lease. Ethan NY is currently exploring its options with respect to its ability to continue operations of Ethan NY including the ability to make payments required under the Lease, identifying potential partners, restructuring of the Lease, subleasing the Leased Premises and/or closure of Ethan NY's operations.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The symbol for our common stock is BPSR. Since February 12, 2016, our common stock has been quoted on the OTC Market's Pink Sheets Limited Information tier due to the delayed filing of this Form 10-K. Prior to that, our common stock was quoted on the OTC Market's OTCQB tier.

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our Common Stock as reported by the OTC Markets' for the past two fiscal years. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low

2015 Fiscal Year
1st Quarter ended January 31, 2015	$0.0861	$0.0006
2nd Quarter ended April 30, 2015	$0.0861	$0.0583
3rd Quarter ended July 31, 2015	$0.3889	$0.0583
4th Quarter ended October 31, 2015	$0.8250	$0.2222

2014 Fiscal Year
1st Quarter ended January 31, 2014	$0.0006	$0.0006
2nd Quarter ended April 30, 2014	$0.0006	$0.0006
3rd Quarter ended July 31, 2014	$0.0006	$0.0006
4th Quarter ended October 31, 2014	$0.0006	$0.0006

The Securities and Exchange Commission (the "SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

Our common stock is a penny stock. The penny stock disclosure requirements could have the effect of reducing the trading activity in the secondary market for our common stock. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Description of Securities

General

Pursuant to our Articles of Incorporation, as amended on September 1, 2015, on file with the Secretary of State of Nevada, we are authorized to issue up to 250,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of "blank check" preferred stock, par value $0.001 per share.

Common Stock

On September 17, 2015, the Company completed an eighteen-for-one forward stock split. As of June 22, 2016, there were 99,952,488 there were shares of our Common Stock outstanding.

Pursuant to our bylaws, our Common Stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing at least a majority of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation does not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up of our company, the holders of shares of our common stock will be entitled to receive, on a pro rata basis, all assets of our company available for distribution to such holders.

Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions or sinking fund rights applicable to our common stock. There are also no provisions discriminating against any existing or prospective holders of our common stock as a result of such security holders owning a substantial amount of securities.

Place of Meetings

Meetings of the stockholders of the Company shall be held at such place, either within or without the State of Nevada, as may be designated from time to time by the Board of Directors, or, if not so designated, then at the office of the Company.

Annual Meeting

(a)

The annual meeting of the stockholders of the Company, for the purpose of election of directors and for such other business as may lawfully come before it, shall be held on such date and at such time as may be designated from time to time by the Board of Directors.

(b)

At an annual meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting, business must be: (A) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (B) otherwise properly brought before the meeting by or at the direction of the Board of Directors, or (C) otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Company not later than the close of business on the sixtieth (60th) day nor earlier than the close of business on the ninetieth (90th) day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the date contemplated at the time of the previous year's proxy statement, notice by the stockholder to be timely must be so received not earlier than the close of business on the ninetieth (90th) day prior to such annual meeting and not later than the close of business on the later of the sixtieth (60th) day prior to such annual meeting or, in the event public announcement of the date of such annual meeting is first made by the Company fewer than seventy (70) days prior to the date of such annual meeting, the close of business on the tenth (10th) day following the day on which public announcement of the date of such meeting is first made by the Company. A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting: (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on the Company's books, of the stockholder proposing such business, (iii) the class and number of shares of the Company which are beneficially owned by the stockholder, (iv) any material interest of the stockholder in such business and (v) any other information that is required to be provided by the stockholder pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "1934 Act"), in his capacity as a proponent to a stockholder proposal. Notwithstanding the foregoing, in order to include information with respect to a stockholder proposal in the proxy statement and form of proxy for a stockholder's meeting, stockholders must provide notice as required by the regulations promulgated under the 1934 Act. Notwithstanding anything in the bylaws to the contrary, no business shall be conducted at any annual meeting except in accordance with the procedures set forth in this paragraph (b). The chairman of the annual meeting shall, if the facts warrant, determine and declare at the meeting that business was not properly brought before the meeting and in accordance with the provisions of this paragraph (b), and, if he should so determine, he shall so declare at the meeting that any such business not properly brought before the meeting shall not be transacted.

(c)

Only persons who are confirmed in accordance with the procedures set forth in this paragraph (c) shall be eligible for election as directors. Nominations of persons for election to the Board of Directors of the Company may be made at a meeting of stockholders by or at the direction of the Board of Directors or by any stockholder of the Company entitled to vote in the election of directors at the meeting who complies with the notice procedures set forth in this paragraph (c). Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Company in accordance with the provisions of paragraph (b) of this Section. Such stockholder's notice shall set forth (i) as to each person, if any, whom the stockholder proposes to nominate for election or re-election as a director: (A) the name, age, business address and residence address of such person, (B) the principal occupation or employment of such person, (c) the class and number of shares of the Company which are beneficially owned by such person, (D) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder, and (E) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the 1934 Act (including without limitation such person's written consent to being named in the proxy statement, if any, as a nominee and to serving as a director if elected); and (ii) as to such stockholder giving notice, the information required to be provided pursuant to paragraph (b) of this Section. At the request of the Board of Directors, any person nominated by a stockholder for election as a director shall furnish to the Secretary of the Company that information required to be set forth in the stockholder's notice of nomination which pertains to the nominee. No person shall be eligible for election as a director of the Company unless nominated in accordance with the procedures set forth in this paragraph (c). The chairman of the meeting shall, if the facts warrant, determine and declare at the meeting that a nomination was not made in accordance with the procedures prescribed by the bylaws, and if he should so determine, he shall so declare at the meeting, and the defective nomination shall be disregarded.

(d)

For purposes of this Section "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Company with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

Special Meetings

(a)

Special meetings of the stockholders of the Company may be called, for any purpose or purposes, by (i) the Chairman of the Board of Directors, (ii) the Chief Executive Officer, or (iii) the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors (whether or not there exist any vacancies in previously authorized directorships at the time any such resolution is presented to the Board of Directors for adoption), and shall be held at such place, on such date, and at such time, as the Board of Directors shall determine.

(b)

If a special meeting is called by any person or persons other than the Board of Directors, the request shall be in writing, specifying the general nature of the business proposed to be transacted, and shall be delivered personally or sent by registered mail or by tele-graphic or other facsimile transmission to the Chairman of the Board of Directors, the Chief Executive Officer, or the Secretary of the Company. No business may be transacted at such special meeting otherwise than specified in such notice. The Board of Directors shall determine the time and place of such special meeting, which shall be held not less than thirty-five (35) nor more than one hundred twenty (120) days after the date of the receipt of the request. Upon determination of the time and place of the meeting, the officer receiving the request shall cause notice to be given to the stockholders entitled to vote, in accordance with the provisions of the bylaws. If the notice is not given within sixty (60) days after the receipt of the request, the person or persons requesting the meeting may set the time and place of the meeting and give the notice. Nothing contained in this paragraph (b) shall be construed as limiting, fixing, or affecting the time when a meeting of stockholders called by action of the Board of Directors may be held.

Notice of Meetings

Except as otherwise provided by law or the Articles of Incorporation, written notice of each meeting of stockholders shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting to each stockholder entitled to vote at such meeting, such notice to specify the place, date and hour and purpose or purposes of the meeting. Notice of the time, place and purpose of any meeting of stockholders may be waived in writing, signed by the person entitled to notice thereof, either before or after such meeting, and will be waived by any stockholder by his attendance thereat in person or by proxy, except when the stockholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Any stockholder so waiving notice of such meeting shall be bound by the proceedings of any such meeting in all respects as if due notice thereof had been given.

Quorum

At all meetings of stockholders, except where otherwise provided by statute or by the Articles of Incorporation, or by the bylaws, the presence, in person or by proxy duly authorized, of the holder or holders of not less than fifty percent (50%) of the outstanding shares of stock entitled to vote shall constitute a quorum for the transaction of business. In the absence of a quorum, any meeting of stockholders may be adjourned, from time to time, either by the chairman of the meeting or by vote of the holders of a majority of the shares represented thereat, but no other business shall be transacted at such meeting. The stockholders present at a duly called or convened meeting, at which a quorum is present, may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum. Except as otherwise provided by law, the Articles of Incorporation or the bylaws, all action taken by the holders of a majority of the votes cast, excluding abstentions, at any meeting at which a quorum is present shall be valid and binding upon the Company; provided, however, that directors shall be elected by a plurality of the votes of the shares present in person or represented by proxy at the meeting and entitled to vote on the election of directors. Where a separate vote by a class or classes or series is required, except where otherwise provided by the statute or by the Articles of Incorporation or the bylaws, a majority of the outstanding shares of such class or classes or series, present in person or represented by proxy, shall constitute a quorum entitled to take action with respect to that vote on that matter and, except where otherwise provided by the statute or by the Articles of Incorporation or the bylaws, the affirmative vote of the majority (plurality, in the case of the election of directors) of the votes cast, including abstentions, by the holders of shares of such class or classes or series shall be the act of such class or classes or series.

Adjournment and Notice of Adjourned Meetings

Any meeting of stockholders, whether annual or special, may be adjourned from time to time either by the chairman of the meeting or by the vote of a majority of the shares casting votes, excluding abstentions. When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting, the Company may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty (30) days or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

Voting Rights

For the purpose of determining those stockholders entitled to vote at any meeting of the stockholders, except as otherwise provided by law, only persons in whose names shares stand on the stock records of the Company on the record date, as provided in the Bylaws, shall be entitled to vote at any meeting of stockholders. Every person entitled to vote shall have the right to do so either in person or by an agent or agents authorized by a proxy granted in accordance with Nevada law. An agent so appointed need not be a stockholder. No proxy shall be voted after three (3) years from its date of creation unless the proxy provides for a longer period.

Joint Owners of Stock

If shares or other securities having voting power stand of record in the names of two (2) or more persons, whether fiduciaries, members of a partnership, joint tenants, tenants in common, tenants by the entirety, or otherwise, or if two (2) or more persons have the same fiduciary relationship respecting the same shares, unless the Secretary is given written notice to the contrary and is furnished with a copy of the instrument or order appointing them or creating the relationship wherein it is so provided, their acts with respect to voting shall have the following effect: (a) if only one (1) votes, his act binds all; (b) if more than one (1) votes, the act of the majority so voting binds all; (c) if more than one (1) votes, but the vote is evenly split on any particular matter, each faction may vote the securities in question proportionally. If the instrument filed with the Secretary shows that any such tenancy is held in unequal interests, a majority or even-split for the purpose of subsection (c) shall be a majority or even-split in interest.

List of Stockholders

The Secretary shall prepare and make, at least ten (10) days before every meeting of stockholders, a complete list of the stockholders entitled to vote at said meeting, arranged in alphabetical order, showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not specified, at the place where the meeting is to be held. The list shall be produced and kept at the time and place of meeting during the whole time thereof and may be inspected by any stockholder who is present.

Action Without Meeting

No action shall be taken by the stockholders except at an annual or special meeting of stockholders called in accordance with the bylaws, or by the written consent of the stockholders setting forth the action so taken and signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote upon were present and voted.

Organization

(a)

At every meeting of stockholders, the Chairman of the Board of Directors, or, if a Chairman has not been appointed or is absent, the President, or, if the President is absent, a chairman of the meeting chosen by a majority in interest of the stockholders entitled to vote, present in person or by proxy, shall act as chairman. The Secretary, or, in his absence, an Assistant Secretary directed to do so by the President, shall act as secretary of the meeting.

(b)

The Board of Directors of the Company shall be entitled to make such rules or regulations for the conduct of meetings of stockholders as it shall deem necessary, appropriate or convenient. Subject to such rules and regulations of the Board of Directors, if any, the chairman of the meeting shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of such chairman, are necessary, appropriate or convenient for the proper conduct of the meeting, including, without limitation, establishing an agenda or order of business for the meeting, rules and procedures for maintaining order at the meeting and the safety of those present, limitations on participation in such meeting to stockholders of record of the Company and their duly authorized and constituted proxies and such other persons as the chairman shall permit, restrictions on entry to the meeting after the time fixed for the commencement thereof, limitations on the time allotted to questions or comments by participants and regulation of the opening and closing of the polls for balloting on matters which are to be voted on by ballot. Unless and to the extent determined by the Board of Directors or the chairman of the meeting, meetings of stockholders shall not be required to be held in accordance with rules of parliamentary procedure.

Declaration of Dividends

Dividends upon the capital stock of the Company, subject to the provisions of the Articles of Incorporation, if any, may be declared by the Board of Directors pursuant to law at any regular or special meeting. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the Articles of Incorporation.

Dividend Reserve

Before payment of any dividend, there may be set aside out of any funds of the Company available for dividends such sum or sums as the Board of Directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Company, or for such other purpose as the Board of Directors shall think conducive to the interests of the Company, and the Board of Directors may modify or abolish any such reserve in the manner in which it was created.

Preferred Stock

Our Articles of Incorporation authorizes our board of directors to issue up to 10,000,000 shares of "blank check" preferred stock in one or more designated series, each of which shall be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, without stockholders' approval, within any limitations prescribed by law and our Articles of Incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including but not limited to the following:

(a)	the rate of dividend, the time of payment of dividends, whether dividends are cumulative, and the date from which any dividends shall accrue;

(b)	whether shares may be redeemed, and, if so, the redemption price and the terms and conditions of redemption;

(c)	the amount payable upon shares of preferred stock in the event of voluntary or involuntary liquidation;

(d)	sinking fund or other provisions, if any, for the redemption or purchase of shares of preferred stock;

(e)	the terms and conditions on which shares of preferred stock may be converted, if the shares of any series are issued with the privilege of conversion;

(f)

voting powers, if any, provided that if any of the preferred stock or series thereof shall have voting rights, such preferred stock or series shall vote only on a share for share basis with our Common Stock on any matter, including but not limited to the election of directors, for which such preferred stock or series has such rights; and

(g)

subject to the above, such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares or such series as our board of directors may, at the time so acting, lawfully fix and determine under the Nevada Revised Statutes.

As of October 31, 2015, there have been no series or classes of preferred stock designated or issued.

Holders of Our Common Stock

As of June 22, 2016, we had 46 recordholders of our Common Stock.

Stock Transfer Agent

Below is the name, mailing address, phone and fax numbers, email address and website of our transfer agent:

Action Stock Transfer

2469 E. Fort Union Blvd, Suite 214

Salt Lake City, UT 84121

Phone: (801) 274-1088

Fax: (801) 274-1099

www.actionstocktransfer.com

Options

There are no outstanding options to purchase our securities. We may, however, grant such options and/or establish an incentive stock option plan for our directors, executive officers, employees and consultants in the future.

Warrants

During the fiscal year ended October 31, 2015, the Company issued an aggregate of 504,057 Class A Warrants and 504,057 Class B Warrants. Each Class A Warrant is exercisable to purchase one share of common stock for $0.50 per share from the date of issuance until the fourth anniversary date of the date of issuance. Each Class B Warrant is exercisable to purchase one share of common stock for $1.00 per share from the date of issuance until the fourth anniversary date of the date of issuance. The Class A Warrants and Class B Warrants were issued in connection with Units sold in private offerings. See "Recent Sales of Unregistered Securities" below.

From Novermber 2015 through March 2016, the Company issued an aggregate of 364,685 Class A Warrants and 364,685 Class B Warrants. Each Class A Warrant is exercisable to purchase one share of common stock for $0.50 per share from the date of issuance until the fourth anniversary date of the date of issuance. Each Class B Warrant is exercisable to purchase one share of common stock for $1.00 per share from the date of issuance until the fourth anniversary date of the date of issuance. The Class A Warrants and Class B Warrants were issued in connection with Units sold in private offerings. See "Recent Sales of Unregistered Securities" below.

Change in Control

There are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control of our Company and that would operate only with respect to an extraordinary corporate transaction involving our Company or subsidiary, such as merger, reorganization, tender offer, sale or transfer of substantially all of our assets, or liquidation. Notwithstanding the foregoing, the Board has the ability to designate a class or series of preferred stock, without stockholder approval, which could be used to delay, defer or prevent a change in control in our Company.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the end of the fiscal year ended October 31, 2015.

Recent Sales of Unregistered Securities

•	On February 19, 2015, the Company sold 1,800,000 shares of common stock in a private placement for a total cash proceeds of $25,000.

•	On May 28, 2015, the Company sold 1,800,000 shares of common stock for total cash proceeds of $25,000.

•

From June 11, 2015 through September 2, 2015, the Company sold an aggregate of 311,200 Units to various third parties. Each Unit cost $1.00 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a 622,400 shares of common stock, Class A warrants to purchase 311,200 common shares and Class B warrants to purchase 311,200 common shares. The Class A Warrant and Class B warrant have exercise prices of $0.50 and $1.00, respectively, and have a four year term. The grant date fair value of the warrants issued in connection with this offering was $91,263.

•

From August 2015 to October 2015, the Company sold 192,857 Units to various investors. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrant and One Class B Warrant. The Company issued 385,714 shares, Class A warrants to purchase 192,857 common shares and Class B warrants to purchase 192,857 common shares. The Class A Warrant and Class B warrant have exercise prices of $0.50 and $1.00, respectively, and have a four year term. The grant date fair value of the warrants issued in connection with this offering was $83,060.

•

During September 2015, the Company issued 4,590,000 shares of common stock to a consultant of the Company. The Company recorded $268,000 of stock-based compensation expense based on the grant date fair value of these shares.

•

From November 2015 to March 2016, the Company sold an aggregate of 364,685 Units to various investors. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrants and One Class B Warrants. As a result of the above transactions, the Company issued a total of 729,370 shares, Class A warrants to purchase 364,685 common shares and Class B warrants to purchase 364,685 common shares. The Class A Warrant entitles the holder thereof to purchase one share of our common stock for $0.50 until the fourth anniversary of the date the warrant was originally issued. The Class B Warrant entitles the holder thereof to purchase one share of our common stock for $1.00 until the fourth anniversary of the date the warrant was originally issued.

•	On April 15, 2016, the Company sold 25,000 shares of common stock to a consultant of the Company at $0.20 per share for an aggregate purchase price of $5,000.

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated thereunder due to the fact that there was no solicitation or advertising and the did not involve a public offering of securities.

ITEM 6. SELECTED FINANCIAL DATA.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors" and elsewhere in this report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this report.

Unless stated otherwise, the words "we," "us," "our," the "Company" or "Biotech Products Services and Research," "BPSR" in this section collectively refer to Biotech Products Services and Research, Inc., a Nevada corporation, and its subsidiaries.

Overview

Since July 2015, we have been engaged in the health care industry, principally focusing on supplying products and services related to the growing field of regenerative anti-aging medicine ("RAAM"). Our goal is to develop state-of-the-art RAAM-related products developed by third parties under exclusive supply arrangements with outside manufacturers and/or from products developed from internally based research and development ("RAAM Products") and to distribute the RAAM Products and market RAAM services through a referral network of doctors and clinics (collectively, the "Providers") and from the development of a network of branded destination clinics that are capable of providing comprehensive and/or longer term RAAM-based therapies and treatments.

Since July 2015, our main revenue stream has been generated from patient referral and product sales to Providers enrolled in our marketing service from customers desiring treatment for various neurodegenerative, inflammatory and autoimmune conditions. We market registered cellular products and human allografts used in the disease management for osteoarthritis, ophthalmic and other conditions to Providers, including those enrolled in our marketing program and those who are not.

Currently our RAAM related operations are conducted through the following wholly-owned subsidiaries:

▪

Beyond Cells Corp., a Florida corporation formed with a business purpose to provide consumers with access to anti-aging and cellular therapy through marketing campaigns featuring enrolled Providers ("Beyond Cells"); and

▪	General Surgical Florida, Inc., a Florida corporation with a business purpose of selling and distributing cellular therapy products to doctors and hospitals ("General Surgical");

Plan of Operation

Our business strategy is to become an integrated developer, processor and marketer of proprietary regenerative biomaterial products and bio-plants processed from human amniotic membrane and other birth tissues and human skin and bone. Our mission to give physicians products and tissues to help the body heal itself.

Our plan is for our distribution model to be comprised of a combination of direct sales, third party sales agents and stocking distributors that will market BPSR branded products. We intend to also have private labeling; relationships targeting the spine, orthopedic, ophthalmic and dental markets. Our primary focus is in the U.S. market but we are also currently exploring international expansion opportunities.

The following is a list of the business goals and milestones we wish to accomplish within the next twelve months for our business:

a.	Increase revenues from our existing businesses and products by:

i.

Identifying strategic supply, distribution and joint venture partners for the purpose of obtaining additional liquidity and to provide the ability to increase product offerings and/or increasing our research and development capabilties

ii.	Expand our marketing capabilites to enhance our revenues through:

1.	Engaging well trained sales representtives and increasing the amount of representaives

2.	Increasing our physician referral network in the United States

3.	Increasing the types of products available to distribute to Providers

4.	Expand our online social media marketing

5.	Expand online (e-commerce) product offerings

b.	Secure additional working capital to:

i.	Fund ongoing expenses until revenues are stabilized and sufficient to support ongoing operations

ii.	Develop and expand our sales and distribution capabilities in order to obtain sufficient revenues

iii.	Commence research and development for new product offerings or identify strategic partners that will accomplish similar desired objectives

Since inception, we have incurred net operating losses. Losses have principally occurred as a result of our inability to increase and stabilize revenues which have remained insufficient as a result of a lack of working capital to (a) fund effectively the marketing of our products, (b) the ability to attract and retain needed personnel and/or (c) to fund the expansion into other growth opportunities, including the substantial resources required for research and development. We expect operating losses to continue. Our available funds combined with our current revenue levels will not fund current levels of ongoing general and administrative expenses associated with our operations. We expect to need additional financing to develop, produce market our products and to cover the general and administrative expenses of the Company.

Results of Operations from Discontinued Operations

On October 30, 2015, the Company, entered into a stock purchase agreement (the "Goodhew Purchase Agreement") with John Goodhew, the Company's former officer and then current director, pursuant to which all of the shares of Bespoke UK were transferred to Mr. Goodhew in consideration for $10. As a result of such sale, the Company ceased its business line of designing, manufacturing, and selling vending tricycles ("Tricycle Business"). The Goodhew Purchase Agreement contained customary representations, warranties and covenants for a transaction of this nature. In connection with the Goodhew Purchase Agreement, Mr. Goodhew resigned from the Company's board of directors. There assets and the liabilities of the discontinued Tricycle Business have been segregated in the consolidated financial statements as discontinued operations.

Results of Operations

As a result of the discontinuation of the Tricycle Business, the foregoing discussion of our results and operations only includes the activities since July 2015 involving patient referral and product sales to Providers. Since this new business was not operating during the ficasl year ended October 31, 2014, and the Tricycle Business has been reclassified as a discontinued operation, there are no comparatives of the fiscal year ended October 31, 2015 results of operations to the fiscal year ended October 31, 2014 results of operations.

For the Fiscal Year Ended October 31, 2015 and October 31, 2014

Revenues

Our revenues for the fiscal year ended October 31, 2015 was $147,629. These revenues principally are from the sale of medical treatments during the period July 2015 through the fiscal year ended October 31, 2015. As stated previously, we did not have any sales from medical treatments for the fiscal year ended October 31, 2014.

Cost of Revenues

Our cost of revenues for the fiscal year ended October 31, 2015 was $49,411. The cost of revenues are related to the costs from the sale of medical treatments during the period July 2015 through the fiscal year ended October 31, 2015. As stated previously, we did not have any cost of revenues for sales from medical treatments for the fiscal year ended October 31, 2014.

Gross Profit

Gross profit for the fiscal year ended October 31, 2015 was $98,218, or approximately 66.5% of sales. There were no operations associated with the sale of medical treatments for the fiscal year ended October 31, 2014.

General and Administrative Expenses

For the fiscal year ended October 31, 2015, total general and administrative expenses were $861,099, which included $151,228 of professional fees and $709,781 of general and administrative expenses (of which $268,000 was comprised of stock-based compensation). For the fiscal year ended October 31, 2014, total operating expenses were $94,956, which consisted of professional fees in the amount of $59,121 and general and administrative expenses of $35,835. The increase in total operating expenses for the fiscal year ended October 31, 2015 was primarily the result of the stock-based compensation of $268,000 and increased professional fees.

Net loss

Net loss excluding discontinued operations for the fiscal year ended October 31, 2015 was $762,880, compared to a net loss of $95,614 excluding discontinued operations for the fiscal year ended October 31, 2014. As previously discussed, the increase in the net loss durig the fiscal year eneded October 31, 2015 compared with the fiscal year ended October 31, 2014 was primarily the result of the stock-based compensation of $268,000 and increased professional fees.

Liquidity and Capital Resources

As of May 31, 2016, the Company had a cash balance of less than $10,000. If our future revenues do no increase or we are unable to raise funds through additional debt and/or equity issuances, we do expect to have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company.

During the fiscal year ended October 31, 2015 and up through the date of the filing of the Form 10-K for the fiscal year ended October 31, 2015, the Company has relied on the the sale of equity securities, the issuance of debt or restructuring of debt obligations to meet the shortfall in cash to fund its operations in excess of revenues.

•	On February 19, 2015, the Company sold 1,800,000 shares of common stock in a private placement for a total cash proceeds of $25,000.

•	On May 28, 2015, the Company sold 1,800,000 shares of common stock for total cash proceeds of $25,000.

•

From June 11, 2015 through September 2, 2015, the Company sold an aggregate of 311,200 Units to various third parties. Each Unit cost $1.00 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a 622,400 shares of common stock, Class A warrants to purchase 311,200 common shares and Class B warrants to purchase 311,200 common shares. The Class A Warrant and Class B warrant have exercise prices of $0.50 and $1.00, respectively, and have a four year term. The grant date fair value of the warrants issued in connection with this offering was $91,263.

•

From August 2015 to October 2015, the Company sold 192,857 Units to various investors. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrant and One Class B Warrant. The Company issued 385,714 shares, Class A warrants to purchase 192,857 common shares and Class B warrants to purchase 192,857 common shares. The Class A Warrant and Class B warrant have exercise prices of $0.50 and $1.00, respectively, and have a four year term. The grant date fair value of the warrants issued in connection with this offering was $83,060.

•

During September 2015, the Company issued 4,590,000 shares of common stock to a consultant of the Company. The Company recorded $268,000 of stock-based compensation expense based on the grant date fair value of these shares.

•	During the year ended October 31, 2015, a Director forgave $42,058 of advances to the Company. The Company recorded the forgiveness of $42,058 as a capital contribution to the Company.

•

On November 12, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $15,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

•

From November 2015 to March 2016, the Company sold an aggregate of 364,685 Units to nine "accredited investors" under Section 4(a)(2) of and Rule 506(b) under Regulation D of the Securities Act. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrants and One Class B Warrants. As a result of the above transactions, the Company issued a total of 729,370 shares, Class A warrants to purchase 364,685 common shares and Class B warrants to purchase 364,685 common shares. The Class A Warrant entitles the holder thereof to purchase one share of our common stock for $0.50 until the fourth anniversary of the date the warrant was originally issued. The Class B Warrant entitles the holder thereof to purchase one share of our common stock for $1.00 until the fourth anniversary of the date the warrant was originally issued.

•

On December 24, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $50,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

•	On April 15, 2016, the Company sold 25,000 shares of common stock to a consultant of the Company (an "accredited investor") at $0.20 per share for an aggregate purchase price of $5,000.

•

On April 27, 2016, the Company entered into an unsecured loan agreement with a consultant of the Company pursuant to which the Company received proceeds of $35,000. The payoff amount of the loan is $42,000 and was due on May 31, 2016.

Going Concern Consideration

The Company has had limited revenues since its inception. The Company incurred a net loss of $738,354 for the fiscal year ended October 31, 2015. In addition, the Company had an accumulated deficit of $860,410 at October 31, 2015. The Company currently has negative working capital. The Company's efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be completed and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized.

Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. The Company does not have any significant assets to pledge for the purpose of borrowing capital. The Company's current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds. Ethan NY is required to make fixed payments in connection with its lease. The Company's current key executives are not being paid. The Company anticipates that future sources of funding, if any, will therefore be costly and dilutive if available at all.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) the Company will be able to quickly identify a stabilized source of revenues, (2) obligations to the Company's creditors are not accelerated, (3) the Company's operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations, (4) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

There is no assurance that the Company will be able to complete its revenue growth strategy or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company's ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. If revenues do not increase and stabilize or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Fiscal Year Ended October 31,
	2015	2014

Cash, beginning of period	$244	$15,948
Net cash used in operating activities	(384,791)	(62,516)
Net cash used in investing activities	(7,904)	0
Net cash provided by financing activities	491,746	46,812
Cash, end of period	$99,295	$244

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of October 31, 2015 we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since the fiscal year ended October 31, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Biotech Products Services and Research, Inc.

(formerly Bespoke Tricycles, Inc.)

Miami, Florida

We have audited the accompanying consolidated balance sheet of Biotech Products Services and Research, Inc. (the "Company") as of October 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders equity (deficit) and cash flows for the year ended October 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2015 and its consolidated statements of operations and cash flows for the year ended October 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses and has a deficit in working capital that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

Houston, Texas

June 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Bespoke Tricycles, Inc.

We have audited the accompanying consolidated balance sheet of Bespoke Tricycle, Inc. as of October 31, 2014 and the related consolidated statements of operations, other comprehensive income, stockholders' equity (deficit), and cash flows for the year ended October 31, 2014. Bespoke Tricycle, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bespoke Tricycle, Inc. as of October 31, 2014, and the consolidated results of its operations and its cash flows for the year ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Bespoke will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Beospoke has incurred recurring losses and has a deficit in working capital that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the financial statements, the 2014 financial statements have been retrospectively revised to reflect the business of designing, manufacturing and selling vending trycycles as discontinued operations.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

February 17, 2015 – except for Note 10 which is dated June 22, 2016

Biotech Products Services and Research, Inc.

(formerly Bespoke Tricycles Inc.)

Consolidated Balance Sheets

As of October 31, 2015 and 2014

	October 31,	October 31,
	2015	2014
ASSETS

Current Assets
Cash	$99,295	$244
Accounts receivable	19,878	-
Inventory	1,608	-
Prepaid expenses	5,413	-
Assets of discontinued operations	-	10,693
Total Current Assets	126,194	10,937

Security deposits	18,585	-
Property and equipment, net	7,818	-
TOTAL ASSETS	$152,597	$10,937

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$105,324	$-
Accounts payable - related party	9,354	-
Deferred rent	9,771	-
Deferred revenue	15,000	-
Advances from director	300	-
Liabilities of discontinued operations	-	63,198
Total Liabilities	139,749	63,198

Commitments and contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 99,198,114 and 150,120,000 shares issued and outstanding as of October 31, 2015 and 2014, respectively	99,198	150,120
Additional paid-in capital (deficit)	774,060	(83,120)
Accumulated other comprehensive income	-	2,795
Accumulated deficit	(860,410)	(122,056)
Total Stockholders' Equity (Deficit)	12,848	(52,261)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$152,597	$10,937

See accompanying notes to the consolidated financial statements.

Biotech Products Services And Research, Inc.

(formerly Bespoke Tricycles Inc.)

Consolidated Statements of Operations

For The Years Ended October 31, 2015 and 2014

	Year Ended
	October 31,
	2015	2014

Revenues	$147,629	$-

Cost of revenues	49,411	-
		-
Gross profit	98,218	-

General and administrative expenses	861,099	94,956

Net loss from continuing operations	(762,881)	(94,956)
Net income from discontinued operations	24,527	29,139

Net loss	$(738,354)	$(65,817)

Net income (loss) per common share – basic and diluted:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	0.00	0.00
Total	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	134,047,251	150,120,000

See accompanying notes to the consolidated financial statements.

F-4

Biotech Products Services And Research, Inc.

(formerly Bespoke Tricycles Inc.)

Consolidated Statements of Comprehensive Loss

For the Years Ended October 31, 2015 and 2014

	Year Ended
	October 31,
	2015	2014

Net Loss	$(738,354)	$(65,817)

Change in currency translation adjustments	(2,795)	2,222

Total Comprehensive Loss	$(741,149)	$(63,595)

See accompanying notes to the consolidated financial statements.

Biotech Products Services and Research, Inc.

(formerly Bespoke Tricycles Inc.)

Consolidated Statements of Stockholders' Equity (Deficit)

For the Years Ended October 31, 2015 and 2014

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance October 31, 2013	150,120,000	$150,120	$(83,120)	$573	$(56,239)	$11,334

Currency translation adjustments				2,222	-	2,222
Net loss	-	-	-	-	(65,817)	(65,817)

Balance October 31, 2014	150,120,000	150,120	(83,120)	2,795	(122,056)	(52,261)

Forgiveness of related party loan	-	-	42,058	-	-	42,058

Cancellation of common stock	(60,120,000)	(60,120)	60,120	-	-	-

Stock compensation	4,590,000	4,590	263,410	-	-	268,000

Sale of common stock	4,608,114	4,608	491,592		-	496,200

Currency translation adjustments	-	-	-	(2,795)	-	(2,795)

Net loss	-	-	-	-	(738,354)	(738,354)

Balance October 31, 2015	99,198,114	$99,198	$774,060	$-	$(860,410)	$12,848

See accompanying notes to the consolidated financial statements.

Biotech Products Services and Research, Inc.

(formerly Bespoke Tricycles Inc.)

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2015 and 2014

	October 31,	October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(738,354)	$(65,817)
Net income from discontinued operations	24,527	29,139
Net loss from continuing operations	(762,881)	(94,956)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	86	-
Stock compensation	268,000	-
Changes in operating assets and liabilities:
Accounts receivable	(19,878)	-
Inventory	(1,608)	-
Prepaid expenses	(5,413)	-
Security deposits	(18,585)	-
Accounts payable and accrued expenses	105,324	-
Accounts payable - related party	9,354	-
Deferred rent	9,771	-
Deferred revenue	15,000	-
Net cash used in operating activities – continuing operations	(400,830)	(94,956)
Net cash provided by operating activities - discontinued operations	16,039	32,440
Net cash used in operating activities	(384,791)	(62,516)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	(7,904)	-
Net cash used in investing activities – continuing operations	(7,904)	-
Net cash used in investing activities	(7,904)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	300	-
Proceeds from sale of common stock	496,200	-
Net cash provided by financing activities – continuing operations	496,500	-
Net cash provided by (used in) financing activities – discontinued operations	(4,754)	46,812
Net cash provided by financing activities	491,746	46,812

Increase (decrease) in cash during the year	99,051	(15,704)
Cash at beginning of year	244	15,948
Cash at end of year	$99,295	$244

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party loan	$42,058	$-
Cancellation of common stock	$60,120	$-

See accompanying notes to the consolidated financial statements.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.
(formerly BESPOKE TRICYCLES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Biotech Products Services and Research, Inc. (formerly Bespoke Tricycles Inc.) ("BPSR" or the "Company") was incorporated on August 9, 2011 in the State of Nevada. Until October 30, 2015, the Company's business included the designing, manufacturing, and selling vending tricycles for commercial customers. In July 2015, the Company's principal business was the referral of cellular therapies for treating neurodegenerative, inflammatory and autoimmune conditions for patients all over the world.

We operate through the following wholly owned subsidiaries: Beyond Cells Corp., a Florida Corporation formed with a business purpose to provide anti-aging and cellular therapy patient marketing and product sales; General Surgical of Florida, Inc., a Florida Corporation with a business purpose to sell cellular therapy products to doctors and hospitals; and Ethan New York, Inc., a New York Corporation formed with a business purpose of selling clothing and accessories through a retail store ("Ethan NY"); BD Source and Distribution, Corp.; Bespoke Tricycles, Ltd., a company organized under the Laws of England and Wales (see below for sale of wholly owned subsidiary on October 30, 2015).

Our main revenue stream is generated from patient referral and product sales through our BD Source and Distribution Corp. and Beyond Cells Corp. subsidiaries. We also generated revenue from our Bespoke Tricycles, Ltd. subsidiary through October 30, 2015. As of October 31, 2015, we did not generate any revenue from our Ethan NY subsidiary.

On May 29, 2015, Albert Mitrani acquired controlling interest of BPSR through the purchase of 135,000,000 shares of common stock from John Goodhew and subsequently became a director and the sole officer of BPSR.

On October 30, 2015, the Company entered into a stock purchase agreement (the "Purchase Agreement") with John Goodhew, the Company's director, pursuant to which all of the shares of Bespoke Tricycles, Ltd., a corporation organized under the Laws of England and Wales, were transferred to Mr. Goodhew. As a result of such sale, the Company was no longer in the business of designing, manufacturing, and selling vending tricycles. The Purchase Agreement contains customary representations, warranties and covenants for a transaction of this nature. The purchase price for the shares sold to Mr. Goodhew was $10.

On September 17, 2015, the Company completed an eighteen-for-one forward stock split. The consolidated financial statements reflects a retroactive adjustment for the forward stock split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of property and equipment range from 3 to 5 years. Upon sale or retirement, the cost and related accumulated depreciation and amortization are eliminated from their respective accounts, and the resulting gain or loss is included in results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC Topic. 605 "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Basic Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At October 31, 2015, the Company has 1,008,114 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2015. The Company had no potentially anti-dilutive shares as of October 31, 2014.

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

Foreign Currency Translation

The functional currency of Bespoke Tricycles, Ltd. was British pounds and was translated to U.S. dollars using the exchange rate effective for the date reported for assets and liabilities and the average exchange rate for the period reported for revenues and expenses.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Subsequent Events

The Company has evaluated subsequent events that occurred after October 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred a net loss of $738,354 for the fiscal year ended October 31, 2015. In addition, the Company had an accumulated deficit of $860,410 at October 31, 2015. The Company currently has negative working capital. The Company's efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be completed and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized.

Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. The Company does not have any significant assets to pledge for the purpose of borrowing capital. The Company's current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds. Ethan NY is required to make fixed payments in connection with its lease. The Company's current key executives are not being paid. The Company anticipates that future sources of funding, if any, will therefore be costly and dilutive if available at all.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) the Company will be able to quickly identify a stabilized source of revenues, (2) obligations to the Company's creditors are not accelerated, (3) the Company's operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations, (4) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

There is no assurance that the Company will be able to complete its revenue growth strategy or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company's ability to pursue growth objectives will be adversely impacted. Furthermore, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. If revenues do not increase and stabilize or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

NOTE 4 — PROPERTY AND EQUIPMENT

	October 31, 2015	October 31, 2014

Computer Equipment	$1,724	$-
Furniture & Fixtures	1,430	-
Leasehold Improvements	4,750	-
	7,904	-
Less: accumulated depreciation and amortization	(86)	-
Total property and equipment, net	$7,818	$-

Depreciation expense of property, plant and equipment from operations totaled $86 and $0 for the years ended October 31, 2015 and 2014, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended October 31, 2015, a former Director of the Company was reimbursed by the Company $4,604, and the former Director also forgave $42,058 of advances to the Company. The Company classified the forgiveness of $42,058 as a capital contribution.

During the fiscal year ended October 31, 2015, the Company recorded salary expense to its Chief Executive Officer ("CEO") in the amount of $118,846, of which $88,039 was paid through October 31, 2015. The Company also recorded salary and consulting fees to the CEO's wife in the amount of $78,773, of which $69,419 was paid through October 31, 2015. In addition, the Company also made payments on behalf of the CEO and his wife for health benefit costs and automobile related allowances totaling approximately $11,281 for the fiscal year ended October 31, 2015. The CEO and his wife do not have employment agreements or consulting agreements with the Company and have agreed to defer any future salary or consulting payments based on availability of cash resources at the Company.

NOTE 6 — INCOME TAXES

The Company is required to file a consolidated tax return that includes all of its subsidiaries.

For the fiscal years ended October 31, 2015 and 2014, the Company has incurred operating losses, and therefore, there were not any tax expense amounts recorded during those years. The cumulative net operating loss carry-forward is approximately $592,000 and will expire beginning in 2031.

A reconciliation of the U.S. federal statutory tax amount to the Company's effective tax amount is as follows:

	Year Ended October 31, 2015	Year Ended October 31, 2014

Net loss before taxes	$(738,354)	$(65,817)
Less stock-based compensation	268,000	-
Estimated tax loss	(470,354)	(65,817)
Income tax benefit at statutory rate (34%)	(159,920)	(22,378)
NOL valuation allowance	159,920	22,378
Total	$-	$-

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities for the Company were as follows:

	October 31,	October 31,
	2015	2014
Deferred tax asset attributable to:
Net operating loss carry-forward	$201,419	$41,499
Less valuation allowance	(201,419)	(41,499)
Total	$-	$-

The ultimate realization of deferred tax assets depends on various factors including the generation of taxable income in future periods. The Company has concluded that the future sources of taxable income do not assure the realization of 100% of the deferred tax assets. Therefore, the Company has recorded a valuation allowance in the amount of 100% of the deferred tax assets due to the uncertainty of realizing the deferred tax assets.

NOTE 7 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of "blank check" $0.001 par value preferred stock in one or more designated series, each of which shall be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. The Company's board of directors is authorized, without stockholders' approval, within any limitations prescribed by law and the Company's Articles of Incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock.

Common Stock

The Company is authorized to issue up to 250,000,000 shares of common stock, $0.001 par value per share. On September 17, 2015, the Company completed an eighteen-for-one forward stock split. The consolidated financial statements and notes reflect a retroactive adjustment for the forward stock split.

On February 19, 2015, the Company sold 1,800,000 shares of common stock in a private placement for a total cash proceeds of $25,000.

On May 28, 2015, the Company sold 1,800,000 shares of common stock for total cash proceeds of $25,000.

From June 11, 2015 through September 2, 2015, the Company sold an aggregate of 311,200 Units to various third parties. Each Unit cost $1.00 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued 622,400 shares of common stock, Class A warrants to purchase 311,200 common shares and Class B warrants to purchase 311,200 common shares. The Class A Warrant and Class B warrant have exercise prices of $0.50 and $1.00, respectively, and have a four year term. The grant date fair value of the warrants issued in connection with this offering was $91,263.

From August 2015 to October 2015, the Company sold 192,857 Units to various investors. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrant and One Class B Warrant. The Company issued 385,714 shares, Class A warrants to purchase 192,857 common shares and Class B warrants to purchase 192,857 common shares. The Class A Warrant and Class B warrant have exercise prices of $0.50 and $1.00, respectively, and have a four year term. The grant date fair value of the warrants issued in connection with this offering was $83,060.

During September 2015, the Company issued 4,590,000 shares of common stock to a consultant of the Company. The Company recorded $268,000 of stock-based compensation expense based on the grant date fair value of these shares.

On July 9, 2015, the Company's Chief Executive Officer and the Company cancelled 60,120,000 shares of common stock previously held by the Company's Chief Executive Officer.

During the year ended October 31, 2015, a Director forgave $42,058 of advances to the Company. The Company recorded the forgiveness of $42,058 as a capital contribution to the Company.

NOTE 8 – WARRANTS

During the year ended October 31, 2015, the Company issued warrants 1,008,114 in connection with common stock offerings and valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.50% to 1.74%, (2) term of 4 years, (3) expected stock volatility of 100%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued during the year ended October 31, 2015 was $174,323.

A summary of warrant activity for the year ended October 31, 2015 is presented below. There were no warrants issued or outstanding at any time during the fiscal year ended October 31, 2014.

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at October 31, 2014	-	$-
Granted	1,008,114	$0.75	4.00	$-
Exercised	-	$-
Expired/Forfeited	-	$-
Outstanding and exercisable at October 31, 2015	1,008,114	$0.75	3.78	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On June 22, 2015, the Company entered into an agreement with a consultant whereby the Company agreed to issue the consultant a warrant to purchase shares of common stock up to 4.9% of the Company. The terms of the warrant agreement have not yet been determined or authorized by the Board of Directors of the Company, and accordingly, the warrant obligation has not been recorded by the Company.

Employment Agreements

On August 1, 2015, the Company entered into employment agreements with two new employees. Each employment agreement contained the following terms:

(a)	if net monthly sales generated by the Company are less than $50,000 and net profit margin on the aggregate sales is less than 35%, no Base Salary is payable;

(b)	if net monthly sales generated by the Company are $50,000 or more but less than $75,000 and net profit margin on the aggregate sales is less than 35%, the Base Salary shall be $6,000;

(b)	if net monthly sales generated by the Company are $75,000 or more but less than $100,000 and net profit margin on the aggregate sales is less than 35%, the Base Salary shall be $9,000; and

(d)	if net monthly sales generated by the Company are $100,000 or more and net profit margin on the aggregate sales is less than 35%, the Base Salary shall be $15,000.

In addition, the Company agreed to issue each employee 225,000 restricted shares of common stock of the Company upon achieving certain milestones.

On November 17, 2015, the "Company executed a Termination Agreement and Mutual Release in connection with both of the above mentioned employment agreements. The parties released each other from any claims or liabilities one to the other, and the employment agreements between the Company and each of the employees were terminated in their entirety. The Company was not required to issue any of the shares of common stock provided for in the agreements or make any settlement payments in connection with the terminations.

Lease

On September 3, 2015, the Company entered into a five-year lease agreement for a store located in New York City, New York. The operating lease commenced on October 1, 2015 and expires on September 30, 2020. Under the terms of the lease, the Company made a $19,000 security deposit and one of the employees of the Company provided a personal guaranty for a portion of the lease. The Company will record lease expense on a straight-line basis over the life of the lease. The minimum lease payments pursuant to this lease agreement are as follows:

Year Ended	Minimum
October 31,	Rent

2016	$104,785
2017	117,714
2018	121,245
2019	124,882
2020	117,616
Total	$586,241

NOTE 10 – DISCONTINUED OPERATIONS

On October 30, 2015, the Company entered into a stock purchase agreement with John Goodhew, the Company's director, pursuant to which all of the shares of Bespoke Tricycles, Ltd., a corporation organized under the Laws of England and Wales, were transferred to Mr. Goodhew. As a result of such sale, the Company is no longer in the business of designing, manufacturing, and selling vending tricycles. The purchase price for the shares sold to Mr. Goodhew was $10. Mr. Goodhew resigned as a member of the Board of Directors in connection with the execution and delivery of the stock purchase agreement on October 30, 2015.

The carrying amounts of the assets and liabilities of Bespoke Tricycles, Ltd. at October 31, 2014 are summarized as follows:

October 31,
2014
Assets
Inventory	$10,693
Assets from discontinued operation	$10,693

Liabilities
Accounts payable and accrued expenses	$16,386
Related party payable	46,812
Liabilities from discontinued operation	$63,198

The loss on disposal is summarized below:

October 30, 2015

Cash received	$10
Total consideration	10
Bespoke Tricycles, Ltd.'s net assets	(5,679)

Loss on disposal of Bespoke Tricycles, Ltd.	$(5,669)

Bespoke Tricycles Ltd.'s revenues and expenses, net and net income of discontinued operation are summarized below:

	For the Year Ended October 31,
	2015	2014

Revenues	$54,008	$49,198

Expenses, net	(23,812)	(20,059)
Loss on disposal of Bespoke Tricycles, Ltd.	(5,669)	-

Net income of discontinued operations	$24,527	$29,139

NOTE 11 – SUBSEQUENT EVENTS

On November 12, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $15,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

On December 24, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $50,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

From November 2015 to March 2016, the Company sold an aggregate of 364,685 Units to 9 "accredited investors" under Section 4(a)(2) of and Rule 506(b) under Regulation D of the Securities Act. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrants and One Class B Warrants. As a result of the above transactions, the Company issued a total of 729,370 shares, Class A warrants to purchase 364,685 common shares and Class B warrants to purchase 364,685 common shares. The Class A Warrant entitles the holder thereof to purchase one share of our common stock for $0.50 until the fourth anniversary of the date the warrant was originally issued. The Class B Warrant entitles the holder thereof to purchase one share of our common stock for $1.00 until the fourth anniversary of the date the warrant was originally issued.

On April 15, 2016, the Company sold 25,000 shares of common stock to a consultant of the Company (an "accredited investor") at $0.20 per share for an aggregate purchase price of $5,000.

On April 27, 2016, the Company entered into an unsecured loan agreement with a consultant of the Company pursuant to which the Company received proceeds of $35,000. The payoff amount of the loan is $42,000 and was due on May 31, 2016.

Since the commencement of the lease, the Company has not made any of the minimum lease payments due under the lease totaling approximately $47,500 through April 30, 2016 (excluding late fees and interest provided for under the lease). Ethan NY is currently unable to make payments under the lease. Ethan NY is currently exploring it options with respect to its ability to continue operations including the ability to make payments for the leased premises, identifying potential partners, restructuring of the lease, subleasing the leased premises and/or closure of operations.

On February 23, 2016, the Distribution Agreement, dated August 11, 2015, between Amnio Technology, LLC ("Amnio Technology") and the Company's wholly-owned subsidiary, BD Source, was terminated by Amnio Technology. Pursuant to the Distribution Agreement, Amnio Technology had engaged BD Source pursuant to the Distribution Agreement in connection with the marketing, sales and distribution of certain of Amnio Technology's products. Amnio Technology is engaged in the business of human tissue procurement, processing and distribution to customers and third party distributors. Amnio Technology terminated the Distribution Agreement due to BD Source's non-payment of the outstanding balance of $4,815 under the Distribution Agreement. BD Source has since paid such balance and believes that all obligations owed to Amnio Technology have been satisfied.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported in a Form 8-K filed on July 31, 2015, on July 27, 2015, we engaged GBH CPAs, PC ("GBH") as our principal independent accountants. On July 30, 2015, we dismissed KLJ & Associates, LLP ("KLJ") as our independent registered public accounting firm. The decision to terminate the services of KLJ and retain GBH as the principal independent accountants was approved by our board of directors.

In connection with the foregoing change in accountants, there was no disagreement of the type described in paragraph (a)(1)(iv) if Item 304 of Regulation S-K or any reportable event as described in paragraph (a)(1)(v) of such Item.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive and principal financial officers, or persons performing similar functions, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2015, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of October 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

Based on that evaluation under this framework, our management concluded that as of October 31, 2015, our internal control over financial reporting was not effective because of the following material weaknesses:

•	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

•

As a result of the limited number of accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management discussion and analysis, which could lead to overlooking items requiring disclosure.

•

The Company's Board of Directors has only one director and does not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management's view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company's financial statements.

The Company did not file this Annual Report on Form 10-K and the two quarterly reports on Form 10-Q for the subsequent fiscal quarters ended January 31, 2016 and April 30, 2016 within the appropriate filing deadlines and were subsequently delinquent in our filings with the SEC under the Securities Exchange Act of 1934, as amended. This delinquency is due to the Company's limited financial and personnel resources.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, if and when the Company obtains sufficient capital resources, management intends to hire personnel with sufficient U.S. GAAP knowledge and experience and to segregate appropriate duties among them. We also intend to appoint one or more independent members to our Board of Directors who shall also be appointed to a standing audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management. While we are actively seeking outside members, including candidates with accounting experience, we cannot provide any assurance that we will be successful. Given the size of our Company, lack of revenues and current lack of financing to continue with our business, it is unlikely that we will be able to hire any additional personnel or that anyone will agree to join our Board until general economic conditions and our own business prospects improve significantly.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Subsequent Events:

•

On November 12, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $15,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

•

On December 24, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $50,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

•

From November 2015 to March 2016, the Company sold an aggregate of 364,685 Units to nine "accredited investors" under Section 4(a)(2) of and Rule 506(b) under Regulation D of the Securities Act. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrants and One Class B Warrants. As a result of the above transactions, the Company issued a total of 729,370 shares, Class A warrants to purchase 364,685 common shares and Class B warrants to purchase 364,685 common shares. The Class A Warrant entitles the holder thereof to purchase one share of our common stock for $0.50 until the fourth anniversary of the date the warrant was originally issued. The Class B Warrant entitles the holder thereof to purchase one share of our common stock for $1.00 until the fourth anniversary of the date the warrant was originally issued.

•	On April 15, 2016, the Company sold 25,000 shares of common stock to a consultant of the Company (an "accredited investor") at $0.20 per share for an aggregate purchase price of $5,000.

•

On April 27, 2016, the Company entered into an unsecured loan agreement with a consultant of the Company pursuant to which the Company received proceeds of $35,000. The payoff amount of the loan is $42,000 and is due on May 31, 2016.

•

Our wholly-owned subsidiary, Ethan NY, rents approximately 450 square feet in New York City pursuant to five-year lease agreement (the "Lease") with M&E Mott LLC for the southern retail space and the useable basement space underneath such space at 246 Mott Street, New York, NY. The annual rent for the space is $95,000 for the first year, $117,420 for the second year, $120,942 for the third year, $124,570 for the fourth year and $128,308. Since the commencement of the Lease, the Company has not made any of the minimum lease payments due under the lease totaling approximately $47,500 through April 30, 2016 (excluding late fees and interest provided for under the Lease). Ethan NY is currently unable to make payments under the Lease. Ethan NY is currently exploring it options with respect to its ability to continue operations of Ethan NY including the ability to make payments for the Leased Premises, identifying potential partners, restructuring of the Lease, subleasing the Leased Premises and/or closure of operations.

•

On February 23, 2016, the Distribution Agreement, dated August 11, 2015, between Amnio Technology, LLC ("Amnio Technology") and the Company's wholly-owned subsidiary, BD Source, was terminated by Amnio Technology. Pursuant to the Distribution Agreement, Amnio Technology had engaged BD Source pursuant to the Distribution Agreement in connection with the marketing, sales and distribution of certain of Amnio Technology's products. Amnio Technology is engaged in the business of human tissue procurement, processing and distribution to customers and third party distributors. Amnio Technology terminated the Distribution Agreement due to BD Source's non-payment of the outstanding balance of $4,815 under the Distribution Agreement. BD Source has since paid such balance and believes that all obligations owed to Amnio Technology have been satisfied.

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof due to the fact that there was no solicitation or advertising and the did not involve a public offering of securities.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Below are the names of and certain information regarding the Company's current executive officers and directors who were appointed effective as of the closing of the Merger:

Name:	Age:	Person:	Director Since:

Albert Mitrani	61	President, Chief Executive Officer, Chairman, Secretary and Treasurer (Principal Executive Officer) (Principal Financial and Accounting Officer)	June 24, 2015

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Executive officers are appointed by, and serve at the pleasure of, the Board of Directors of the Company, subject to any contractual arrangements.

Business Experience

Albert Mitrani has been serving as our Chief Executive, President, Secretary, Treasurer and Chairman of the Board of Directors since June 24, 2015. Mr. Mitrani served as the the Chief Executive Officer of Analytical Stem Cell Corp. from April 2014 through May 2015. Analytical Stem Cell was involved in stem cell research and patient treatment referral centers. From February 2012 through March 2014 Mr. Mitrani was the Chief Executive Officer of Americell Trinidad and the President of ASCAAC LLC (American Stem Cell) from March 2011 through January 2013. Mr. Mitrani was the Chief Executive Officer of American Cellular Center Quito Ecuador from 2009 through 2012.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be "independent" and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of "independent directors." Nevertheless, Albert Mitrani, our only director, does not qualify as independent under the applicable standards of the SEC and the NASDAQ stock market.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

We currently do not have a separately standing Audit Committee due to our limited size and our Board performs the functions that would otherwise be performed by an Audit Committee.

Compensation Committee

The Company does not have a Compensation Committee due to our limited size and our Board performs the functions that would otherwise be performed by a Compensation Committee. Our Board intends to form a Compensation Committee when needed.

Other Committees

We do not currently have a separately-designated standing nominating committee. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our Board, it is not practical for us to have committees other than those described above, or to have more than two directors on such committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and our committees and allocate responsibilities accordingly.

Significant Employees

We do not have any significant employees other than our current executive officers and directors named in this Report.

Code of Ethics

Due to our small size, we have not adopted a Code of Ethics and Business Conduct that applies to our officers, directors and employees. We intend to adopt a Code of Ethics and Business Conduct in the near future as we grow our operations and hire additional employees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended October 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company's principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended October 31, 2015; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended October 31, 2015whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended October 31, 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Consideration ($)		Total Actually Received ($)

Albert Mitrani - CEO, President,	2015	118,846	(5)	-0-	-0-	-0-	-0-	-0-	11,281	(4)	130,127
Secretary and Treasurer (1)(3)	2014	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-

John Goodhew - Former CEO,	2015	17,389		-0-	-0-	-0-	-0-	-0-	-0-		17,389
President and CFO (2)	2014	11,000		-0-	-0-	-0-	-0-	-0-	-0-		11,000

_________________________

(1)	Albert Mitrani was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company on June 24, 2015.

(2)	John Goodhew served as the President, Chief Executive Officer and Chief Financial Officer of the Company from its inception until June 24, 2015.

(3)

Albert Mitrani's wife received payment of salary and consulting fees of $69,419 during the fiscal year ended October 31, 2015. There was $9,384 of amounts that were recorded and unpaid as of October 31, 2015.

(4)	Albert Mitrani's and his wife received benefits totaling approximately $11,281 during the fiscal year ended October 31, 2015.

(5)	$30,808 of salary was accrued and unpaid at October 31, 2015.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

We have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of October 31, 2015. The Company does not currently have an equity incentive plan but intends to adopt one in the future.

Employment Agreements

Ethan NY

On August 7, 2015, our subsidiary, Ethan NY, entered into an employment agreement with Agnia Deskins pursuant to which Ms. Deskins has agreed to serve as the President of Ethan NY for a term of three years. If monthly gross sales of Ethan NY are $50,000 or more but less than $75,000 and net profit margin on the aggregate sales is at least 50%, her base salary will be $6,000 for the month. If monthly gross sales of Ethan NY are $75,000 or more but less than $100,000 and net profit margin on the aggregate sales is at least 50%, her base salary will be $10,000 for the month. If monthly gross sales of Ethan NY are $100,000 or more and net profit margin on the aggregate sales is at least 50%, her base salary will be $12,000 for the month. The employment agreement may be terminated by either party with or without cause. To date, Ethan NY has not achieved the minimum monthly gross sales as prescribed under the agreement.

In connection with the execution and delivery of the employment agreement, on September 2, 2015, the Company issued Ms. Deskins warrants exercisable from the date of issuance to the fifth anniversary of the date of issuance to purchase up to 100,000 shares of common stock for $0.50 per share and 100,000 shares for $1.00 per share. Ms. Deskins purchased 200,000 shares of common stock of the Company for an investment of $100,000.

BD Source

BD Source entered into a three-year employment agreement, dated September 3, 2015, effective August 1, 2015, with Brian May (the "May Employment Agreement") to serve as its President on a full-time basis. Pursuant to the May Employment Agreement, Mr. May was entitled to a monthly base salary based on net sales and to receive a performance bonus at the discretion of BD Source's board of directors and participation in BD Source's employee benefit plans.

BD Source entered into a three-year employment agreement, dated September 3, 2015, effective August 1, 2015, with Dana Johnson (the "Johnson Employment Agreement") to serve as its Vice President on a full-time basis. The terms and conditions of the Johnson Employment Agreement were the same as the terms and conditions of the May Employment Agreement.

On November 17, 2015, the Company and BD Source, Brian May and Dana Johnson executed a Termination Agreement and Mutual Release. The parties released each other from any claims or liabilities one to the other, and the employment agreements between BD Source and each of Mr. May and Ms. Johnson were terminated in their entirety. As a result of the execution and delivery of said agreement, Mr. May and Ms. Johnson ceased being officers of BD Source and have no further affiliation with the Company.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors' or executive officers' responsibilities following a change in control.

Director Compensation

No director received or accrued any compensation for his or her services as a director during the fiscal year ended October 31, 2015.

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of June 22, 2016, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding voting capital stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our capital stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Biotech Products Services and Research, Inc., 4045 Sheridan Avenue, Suite 239, Miami, FL 33140.

	Common Stock
Name and Address of Beneficial Owner	Amount	Percent of Class (1)

Officers & Directors:

Albert Mitrani - CEO, Pres., Sec, Treas. & Chairman	74,105,190	74.14%

All Directors and Officers as a group (1 person)	74,105,190	74.14%

___________________

(1)	Based on 99,952,488 shares of Common Stock outstanding as of June 22, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company. However, pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 10 million shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our Board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. No shares of our preferred stock are currently outstanding. Although we have no present intention to issue any shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Under Rule 404 of Regulation S-K, we are required to describe any transaction, since the beginning of October 31, 2014, or any currently proposed transaction, in which the Company was or is to be a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company's total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company's Common Stock, or an immediate family member of any of those persons.

•

The Company paid Mrs. Mari Mitrani, the wife of Mr. Albert Mitrani, our sole officer and director, an aggregate of $69,419 during the fiscal year ended October 31, 2015 for consulting services rendered.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be "independent" and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of "independent directors." Nevertheless, Albert Mitrani, our only director, does not qualify as independent under the applicable standards of the SEC and the NASDAQ stock market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

As previously reported in a Form 8-K filed on July 31, 2015, on July 27, 2015, we engaged GBH CPAs, PC ("GBH") as our principal independent accountants. On July 30, 2015, we dismissed KLJ & Associates, LLP ("KLJ") as our independent registered public accounting firm. The decision to terminate the services of KLJ and retain GBH as the principal independent accountants was approved by our board of directors.

Audit Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2015 and October 31, 2014 for professional services rendered by our principal accountants for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended October 31, 2015:	$15,602

Fiscal year ended October 31, 2014:	$10,741

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2015 and 2014 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended October 31, 2015:	$0

Fiscal year ended October 31, 2014:	$0

Tax Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2015 and 2014 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Fiscal Year Ended October 31, 2015:	$0

Fiscal year ended October 31, 2014:	$0

All Other Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2015 and 2014 for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended October 31, 2015:	$0

Fiscal year ended October 31, 2014:	$0

Pre-Approval Policies and Procedures

We have not used KLJ or GBH for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We engaged neither KLJ nor GBH to provide compliance outsourcing services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered. The board of directors has considered the nature and amount of fees billed by KLJ and GBH and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No:	Description:

3.1	Articles of Incorporation, as amended (Filed as an exhibit to Registration Statement on Form S-1 filed on September 4, 2012 (File No: 333-183710) and incorporated by reference herein)

3.1.1	Certificate of Amendment to the Articles of Incorporation (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)

3.2	Bylaws, as amended (Filed as an exhibit to Registration Statement on Form S-1 filed on September 4, 2012 (File No: 333-183710) and incorporated by reference herein)

10.1

Stock Purchase Agreement dated October 30, 2015 between Biotech Products Services and Research, Inc. and John Goodhew (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed herewith.

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

Date: June 22, 2016	By:	/s/ Albert Mitrani
Albert Mitrani
President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Albert Mitrani	President, Chief Executive Officer, Secretary,	June 22, 2016
Albert Mitrani	Treasurer and Chairman of the Board of Directors
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

