Form 10-Q
period 2016-01-31
Biotech Products Services & Research, Inc.
filed 2016-08-08
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number: 000-50394

Biotech Products Services and Research, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-4180540
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

515 North Shore Drive, Miami Beach FL	33141
(Address of Principal Executive Offices)	(Zip Code)

11077 Biscayne Blvd., Suite 100 Miami FL 33161

(Former name, former address and former fiscal year, if changed since last report)

Registrant's Telephone Number, Including Area Code: (888) 963-7881

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.) Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer" and "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Non-Accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 101,832,484 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of August 8, 2016.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

PART I - FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report of Biotech Products Services and Research Inc. (the "Company"), that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as "may," "could," "should," "expect," "plan," "project," "strategy," "forecast," "intend," "anticipate," "believe," "estimate," "predict," "potential," "pursue," "target," "continue," or similar expressions help identify forward-looking statements.

The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. The Company's actual results may differ materially from those anticipated, estimated, projected or expected by management. When considering forward-looking statements, please read "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended October 31, 2015, which is incorporated by reference.

AVAILABLE INFORMATION

The Company is a reporting company pursuant to Section 12(g) of the Exchange Act. As a result, it files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, and amendments to these reports, with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are also available on the SEC's website at www.SEC.gov. In addition, the Company will provide copies of these reports free of charge upon request addressed to Albert Mitrani, Biotech Products Services and Research Inc., 515 North Shore Drive, Miami Beach FL 33141.

The public may also read a copy of any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

All forward-looking statements speak only as of the date of this Quarterly Report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.

Biotech Products Services and Research, Inc.

(formerly Bespoke Tricycles Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31,	January 31,
	2015	2016
ASSETS
Current Assets
Cash	$99,295	$10,151
Accounts receivable	19,878	-
Inventories	1,608	12,000
Prepaid expenses	5,413	4,046
Total Current Assets	126,194	26,197

Property and equipment, net	7,818	1,552
Security deposits	18,585	-
TOTAL ASSETS	$152,597	$27,749

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$105,324	$208,593
Accounts payable - related party	9,354	9,354
Notes payable	-	65,000
Deferred rent	9,771	19,542
Deferred revenue	15,000	-
Note payable to CEO	-	6,000
Advances from Director	300	300
Total Liabilities	139,749	308,789

Commitments and contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 99,198,114 and 99,269,542 shares issued and outstanding as of October 31, 2015 and January 31, 2016, respectively	99,198	99,270
Additional paid-in capital	774,060	798,888
Accumulated deficit	(860,410)	(1,179,198)
Total Stockholders' Equity (Deficit)	12,848	(281,040)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$152,597	$27,749

The accompanying notes are an integral part of these consolidated financial statements.

Biotech Products Services and Research, Inc.

(formerly Bespoke Tricycles Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,
	2015	2016

Revenues	$-	$90,165

Cost of revenues	-	56,887

Gross profit	-	33,278

General and administrative expenses	14,822	346,603
Impairment of fixed assets	-	5,463
	14,822	352,066

Net loss from continuing operations	(14,822)	(318,788)
Net income from discontinued operations	808	-

Net loss	$(14,014)	$(318,788)

Net income (loss) per common share – basic and diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	0.00	-
Total	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding – Basic and Diluted	150,120,000	99,219,854

The accompanying notes are an integral part of these consolidated financial statements.

Biotech Products Services and Research, Inc.

(formerly Bespoke Tricycles Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended January 31,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,014)	$(318,788)
Net income from discontinued operations	808	-
Net loss from continuing operations	(14,822)	(318,788)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	803
Impairment of fixed assets	-	5,463
Changes in operating assets and liabilities:
Accounts receivable	-	19,878
Prepaid expenses	-	1,367
Inventories	-	(10,392)
Security deposits	-	18,585
Accounts payable and accrued expenses	6,736	103,169
Deferred rent	-	9,771
Deferred revenue	-	(15,000)
Net cash used in operating activities – continuing operations	(8,086)	(185,144)
Net cash provided by operating activities - discontinued operations	808	-
Net cash used in operating activities	(7,278)	(185,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	4,051	-
Proceeds from issuance of note payable to CEO		6,000
Proceeds from issuance of notes payable	-	65,000
Proceeds from sale of common stock and warrants	-	25,000
Net cash provided by financing activities – continuing operations	4,051	96,000
Net cash provided by financing activities – discontinued operations	3,469	-
Net cash provided by financing activities	7,520	96,000

Increase (decrease) in cash during the period	242	(89,144)
Cash at beginning of period	244	99,295
Cash at end of period	$486	$10,151

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	-

The accompanying notes are an integral part of these consolidated financial statements.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

(FORMERLY BESPOKE TRICYCLES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company operates through the following wholly owned subsidiaries: Beyond Cells Corp., a Florida corporation ("Beyond Cells") formed with a business purpose to provide anti-aging and cellular therapy patient marketing and product sales; General Surgical of Florida, Inc., a Florida corporation ("General Surgical") with a business purpose to sell cellular therapy products to doctors and hospitals; and Ethan New York, Inc., a New York Corporation ("Ethan NY") formed with a business purpose of selling clothing and accessories through a retail store.

On May 29, 2015, Albert Mitrani acquired controlling interest of BPSR through the purchase of 135,000,000 shares of common stock from John Goodhew and subsequently became a director and the sole officer of BPSR.

On October 30, 2015, the Company entered into a stock purchase agreement (the "Purchase Agreement") with John Goodhew, the Company's director, pursuant to which all of the shares of Bespoke Tricycles, Ltd., a corporation organized under the Laws of England and Wales, were transferred to Mr. Goodhew. As a result of such sale, the Company was no longer in the business of designing, manufacturing, and selling vending tricycles. The Purchase Agreement contained customary representations, warranties and covenants for a transaction of this nature. The purchase price for the shares sold to Mr. Goodhew was $10. The results of Bespoke are reflected as discontinued operations in the financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended October 31, 2015 filed with the Securities and Exchange Commission.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation ("FDIC") limits of $250,000 per institution. At January 31, 2016, we did not have any cash balances in financial institutions in excess of FDIC insurance coverage.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

(FORMERLY BESPOKE TRICYCLES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Basic Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At January 31, 2016, the Company has 1,079,542 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2016. The Company had no potentially anti-dilutive shares outstanding as of January 31, 2015.

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

Financial Instruments

The fair values of our financial instruments, which may include cash, accounts receivable, accounts payable and long-term debt, approximate their carrying amounts.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Subsequent Events

The Company has evaluated subsequent events that occurred after January 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

(FORMERLY BESPOKE TRICYCLES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred a net loss of $318,788 for the fiscal quarter ended January 31, 2016. In addition, the Company had an accumulated deficit of $1,179,198 at January 31, 2016. The Company has negative working capital. The Company's efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be completed and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized.

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

NOTE 3 – INVENTORIES

Inventories totaled $1,608 and $12,000 at October 31, 2015 and January 31, 2016, respectively, and was comprised of clothing products acquired for resale by Ethan NY. We value inventory at the lower of cost or market, with cost determined using the weighted-average cost method.

NOTE 4 – PROPERTY AND EQUIPMENT

	October 31, 2015	January 31, 2016

Computer Equipment	$1,724	$1,724
Furniture and Fixtures	1,430	-
Leasehold Improvements	4,750	-
	7,904	1,724
Less: accumulated depreciation	(86)	(172)
Total property and equipment, net	$7,818	$1,552

Depreciation expense of property, plant and equipment from operations totaled $0 and $803 for the three months ended January 31, 2015 and 2016, respectively. During the three months ended January 31, 2016, the Company recorded an impairment expense of $5,463 in general and administrative expenses on the consolidated income statement related to leasehold improvements and furniture and fixtures.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

(FORMERLY BESPOKE TRICYCLES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2016, the Company's CEO loaned the Company $6,000. The promissory note bears no interest and is due on demand. As of January 31, 2016, the entire balance was outstanding.

At October 31, 2015 and January 31, 2016, the Company owed a former director $300.

During the three months ended January 31, 2016, the Company expensed and paid $40,300 for consulting services provided to the Company by the wife of the CEO. At October 31, 2015 and January 31, 2016, the Company owes this related party $9,354.

NOTE 6 – NOTES PAYABLE

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

NOTE 7 – EQUITY

Common Stock

From November 2015 to January 2016, the Company sold an aggregate of 35,714 Units to 2 investors. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrant and One Class B Warrant. As a result of the above transactions, the Company issued a total of 71,428 shares, Class A warrants to purchase 35,714 common shares and Class B warrants to purchase 35,714 common shares. The Class A Warrant and Class B Warrant have exercise prices of $0.50 and $1.00, respectively, and have a four-year term. The grant date fair value of the warrants issued in connection with this offering was $27,158.

Warrants

During the quarter ended January 31, 2016, the Company issued 71,428 warrants in connection with common stock offerings discussed above and valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate from 1.56% to 1.57%, (2) term of 4 years, (3) expected stock volatility from 97% to 100%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued during the quarter ended January 31, 2016 was $27,158.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

(FORMERLY BESPOKE TRICYCLES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of warrant activity for the quarter ended January 31, 2016 is presented below. There were no warrants issued or outstanding at any time during the quarter ended January 31, 2015.

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at October 31, 2015	1,008,114	$0.75	3.78	$-
Granted	71,428	$0.75	4.00	$-
Exercised	-	$-
Expired/Forfeited	-	$-	-	-
Outstanding and exercisable at January 31, 2016	1,079,542	$0.75	3.93	$-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On June 22, 2015, the Company entered into an agreement with a consultant whereby the Company agreed to issue the consultant a warrant to purchase shares of common stock up to 4.9% of the Company. The terms of the warrant agreement were never determined or authorized by the Board of Directors of the Company, and accordingly, the warrant obligation has not been recorded by the Company.

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

On November 17, 2015, the Company executed a Termination Agreement and Mutual Release in connection with both of the above mentioned employment agreements. The parties released each other from any claims or liabilities one to the other, and the employment agreements between the Company and each of the employees were terminated in their entirety. The Company was not required to issue any of the shares of common stock provided for in the agreements or make any settlement payments in connection with the terminations.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

(FORMERLY BESPOKE TRICYCLES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Lease

On September 3, 2015, Ethan NY entered into a five-year lease agreement ("Ethan Lease") for a store located in New York City, New York ("Leased Premises"). The Ethan Lease commenced on October 1, 2015 (see Note 11). Under the terms of the Ethan Lease, Ethan NY provided a $18,585 security deposit and a former employee of Ethan NY provided a personal guaranty for a portion of the amounts due under the Ethan Lease.

Since the commencement of required monthly lease payments under the Ethan Lease, Ethan NY did not make any of the minimum lease payments due under the Ethan Lease totaling approximately $19,000 through January 31, 2016 (excluding late fees and interest provided for under the Ethan Lease). During the three months ended January 31, 2016, Ethan NY expensed the $18,585 security deposit made in connection with the execution of the Ethan Lease that is non-returnable to Ethan NY upon the occurrence of certain defined events prescribed under the Ethan Lease.

NOTE 9 – DISCONTINUED OPERATIONS

Bespoke Tricycles, Ltd

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

There were no carrying amounts associated with assets and liabilities of the discontinued operations of Bespoke Tricycles, Ltd. at October 31, 2015 and January 31, 2016 included in the financial statements.

The Company's revenues and expenses associated with net income of discontinued operations for Bespoke Tricycles Ltd. for the three months ended January 31, 2015 and 2016 are summarized below:

	Three Months Ended
	January 31, 2015	January 31, 2016

Revenues
Bespoke Tricycles Ltd.	$2,000	-
Expenses, Net
Bespoke Tricycles Ltd.	1,192	-
Net income From Discontinued Operations
Bespoke Tricycles Ltd.	808	-

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

(FORMERLY BESPOKE TRICYCLES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – SEGMENT INFORMATION

We had two operating segments (the providing of anti-aging and cellular therapy patient marketing and product sales ("Patient Referral and Product Sales") and the selling of clothing and accessories through a retail store ("Clothing Sales") during the three months ended January 31, 2016. Neither of these segments were operating during the three months ended January 31, 2015.

The following are amounts related to the Patient Referral and Product Sales and the Clothing Sales businesses included in the accompanying consolidated financial statements for the three months ended January 31, 2015 and 2016 and at October 31, 2015 and January 31, 2016:

	Three Months Ended January 31,
	2015	2016
Revenues:
Patient Referrals and Product Sales	$-	$61,595
Clothing Sales	-	28,570
Total Revenues	$-	$90,165

Gross Profit (Loss):
Patient Referrals and Product Sales	$-	$44,311
Clothing Sales	-	(11,033)
Total Gross Profit (Loss)	$-	$33,278

Net Loss:
Patient Referrals and Product Sales	$-	$(198,754)
Clothing Sales	-	(120,034)
Net Loss	$-	$(318,788)

	October 31, 2015	January 31, 2016
Total Assets:
Patient Referrals and Product Sales	$63,243	$10,195
Clothing Sales	89,354	17,554
Total	$152,597	$27,749

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

(FORMERLY BESPOKE TRICYCLES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – SUBSEQUENT EVENTS

Lease abandonment

During June 2016, the Company's wholly-owned subsidiary abandoned its lease. In connection with the lease abandonment, Ethan NY is currently negotiating with the landlord for settlement of past due amounts owing under the Ethan Lease through June 30, 2016 and the release of all other obligations potentially owing under the Ethan Lease. Ethan NY has not made any of the required monthly lease payments since inception of the Ethan Lease. The total amount of minimum lease payments that Ethan NY is obligated to pay pursuant to this 5-year lease (the "Initial Term") is $586,241 (excluding late fees and interest provided for under the Ethan Lease). All of Ethan NY's obligations are recourse only to the assets at Ethan NY, except however, certain obligations under the Ethan Lease that were guaranteed by an outside party. Under the terms of the Ethan Lease, the obligations of the Ethan Lease may be mitigated based on the amount of any future rents that are received for the rental of the Leased Premises to other tenants during the Initial Term. During the three months ended January 31, 2016, Ethan NY expensed the $18,585 security deposit made in connection with the execution of the Ethan Lease that is non-returnable to Ethan NY upon the occurrence of certain defined events prescribed under the Ethan Lease.

Common stock

From February 2016 to March 2016, the Company sold an aggregate of 328,971 Units. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrant and One Class B Warrant. As a result of the above transactions, the Company issued a total of 657,942 shares, Class A warrants to purchase 328,971 common shares and Class B warrants to purchase 328,971, common shares. The Class A Warrant and Class B Warrant have exercise prices of $0.50 and $1.00, respectively, and have a four year term.

On April 15, 2016, the Company sold 25,000 shares of common stock to an individual for cash proceeds of $5,000.

During July 2016, the Company sold 1,680,000 shares of common stock to an individual for cash proceeds of $84,000.

During July 2016, the Company sold 200,000 shares of common stock to investors for cash proceeds of $10,000.

Debt

On April 27, 2016, the Company entered into an unsecured loan agreement with a consultant of the Company pursuant to which the Company received proceeds of $35,000. The payoff amount of the loan is $42,000 and was due on May 31, 2016. This loan still remains outstanding.

Termination of contract

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere herein.Unless stated otherwise, the words "we," "us," "our," the "Company" or "BPSR" in this section collectively refer to Biotech Products Services and Research, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

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

Currently our RAAM related operations are conducted through our two following wholly-owned subsidiaries:

•

Beyond Cells Corp., a Florida corporation formed with a business purpose to provide consumers with access to anti-aging and cellular therapy through marketing campaigns featuring enrolled Providers ("Beyond Cells"); and

•	General Surgical Florida, Inc., a Florida corporation with a business purpose of selling and distributing cellular therapy products to doctors and hospitals ("General Surgical");

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

The following is a list of the business goals and milestones we intend to accomplish within the next twelve months:

a.	Increase revenues from our existing businesses and products by:

i.	Identifying strategic supply, distribution and joint venture partners for the purpose of obtaining additional liquidity and to provide the ability to increase product offerings and/or increasing our research and development capabilities

ii.	Expand our marketing capabilities to enhance our revenues through:

1.	Engaging well trained sales representatives and increasing the amount of representatives

2.	Increasing our physician referral network in the United States

3.	Increasing the types of products available to distribute to Providers

4.	Expand our online social media marketing

5.	Expand online (e-commerce) product offerings

b.	Secure additional working capital to:

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

Results of Operations from Discontinued Operations

On October 30, 2015, the Company, entered into a stock purchase agreement (the "Goodhew PurchaseAgreement") with John Goodhew, the Company's former officer and then current director, pursuant to which all of the shares of Bespoke UK were transferred to Mr. Goodhew in consideration for $10. As a result of such sale, the Company ceased its business line of designing, manufacturing, and selling vending tricycles ("Tricycle Business"). The Goodhew Purchase Agreement contained customary representations, warranties and covenants for a transaction of this nature. In connection with the Goodhew Purchase Agreement, Mr. Goodhew resigned from the Company's board of directors.

Effective June 30, 2016, the leased premises for Ethan NY's sole retail store location ("Leased Premises") was forfeited ("Lease Forfeiture") as a result of the ongoing non-payment of past due amounts due under the Ethan Lease and the owner of the Leased Premises ("Landlord") execution of a new lease agreement for the Leased Premises to another tenant effective July 2016. As a result of the Lease Forfeiture and our continued lack of sufficient working capital to operate that business, we abandoned our Ethan NY business effective June 30, 2016 ("Abandonment").

In connection with the Lease Forfeiture, Ethan NY is currently negotiating with the Landlord for settlement of past due amounts owing under the Ethan Lease through June 30, 2016 and the release of all other obligations potentially owing under the Ethan Lease. Ethan NY has not made any of the required monthly lease payments since inception of the Ethan Lease. The total amount of minimum lease payments that Ethan NY is obligated to pay pursuant to this 5-year lease (the "Initial Term") is $586,241 (excluding late fees and interest provided for under the Ethan Lease). All of Ethan NY's obligations are recourse only to the assets at Ethan NY, except however, certain obligations under the Ethan Lease that were guaranteed by an outside party. Under the terms of the Ethan Lease, the obligations of the Ethan Lease may be mitigated based on the amount of any future rents that are received for the rental of the Leased Premises to other tenants during the Initial Term. Ethan NY estimates that the exposure for potential obligations subsequent to the date of the Lease Forfeiture will be satisfactorily mitigated as a result of the Landlord's new lease arrangement for the Leased Premises.

Results of Operations

As a result of the discontinuation of the Tricycle Business on October 30, 2015 and the commencement of the operations of the Patient Referral and Product Sales segment on July 1, 2015 and the operations of Clothing Sales on November 1, 2015, the foregoing discussion of our results and operations do not include comparisons of the fiscal quarter ended January 31, 2016 to the results of operations to the fiscal quarter ended January 31, 2015.

For the Fiscal Quarter Ended January 31, 2016 and January 31, 2015

Revenues

Our revenues for the fiscal quarter ended January 31, 2016 was $90,165. These revenues were from Patient Referral and Product Sales of $61,595 and Clothing Sales of $28,570. As stated previously, we did not have any revenues for the fiscal quarter ended January 31, 2015. The Clothing Sales gross revenues were lower than projected principally due to the additional time needed to develop adequate customer awareness of the new store and the limited clothing inventory available to sell to potential customers.

Cost of Revenues

Our cost of revenues for the fiscal quarter ended January 31, 2016 was $56,887. The cost of revenues are associated with Patient Referral and Product Sales of $17,284 and Clothing Sales of $39,603. As stated previously, we did not have any cost of revenues for the fiscal quarter ended January 31, 2015.

Gross Profit

Gross profit for the fiscal quarter ended January 31, 2016 was $33,278, or approximately 37% of sales. Gross profit associated with Patient Referral and Product Sales was $42,808 during the three months ended January 31, 2016 while our Clothing Sales operations incurred gross losses of $(11,033) during the three months ended January 31, 2016. The Clothing Sales gross losses were principally attributable to inventory losses, the additional time needed to develop adequate customer awareness of the new store and the limited clothing inventory available to sell to potential customers.

General and Administrative Expenses

For the fiscal quarter ended January 31, 2016, total general and administrative expenses were $352,066, which was largely comprised of approximately $149,000 of professional fees, and approximately $62,000 of payroll and commissions expenses.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2015 and up through the date of the filing of this Form 10-Q for the fiscal quarter ended January 31, 2016, the Company has relied on the sale of equity securities, the issuance of debt or restructuring of debt obligations to meet the shortfall in cash to fund its operations.

•	On November 12, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $15,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

•	From November 2015 to March 2016, the Company sold an aggregate of 364,685 Units to nine "accredited investors". Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrants and One Class B Warrants. As a result of the above transactions, the Company issued a total of 729,370 shares, Class A warrants to purchase 364,685 common shares and Class B warrants to purchase 364,685 common shares. The Class A Warrant entitles the holder thereof to purchase one share of our common stock for $0.50 until the fourth anniversary of the date the warrant was originally issued. The Class B Warrant entitles the holder thereof to purchase one share of our common stock for $1.00 until the fourth anniversary of the date the warrant was originally issued.

•	On December 24, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $50,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

•	On April 15, 2016, the Company sold 25,000 shares of common stock to a consultant of the Company (an "accredited investor") at $0.20 per share for an aggregate purchase price of $5,000.

•	On April 27, 2016, the Company entered into an unsecured loan agreement with a consultant of the Company pursuant to which the Company received proceeds of $35,000. The payoff amount of the loan is $42,000 and was due on May 31, 2016. This loan still remains outstanding.

•	During July 2016, the Company sold 1,680,000 shares of common stock to an "accredited investor" at $0.05 per share for an aggregate purchase price of $84,000. The proceeds were used for working capital.

•	During July 2016, the Company sold 200,000 shares of common stock to 2 "accredited investors" at $0.05 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available under Section 4(a)(2) promulgated thereunder due to the fact that they were isolated sales to a limited number of people and did not involve a public offering of securities. Also, see "Item 5. Subsequent Events."

Going Concern Consideration

The Company has had limited revenues since its inception. The Company incurred a net loss of $738,354 and $318,788 for the fiscal year ended October 31, 2015 and the fiscal quarter ended January 31, 2016, respectively. In addition, the Company had an accumulated deficit of $1,179,198 at January 31, 2016. The Company has negative working capital. The Company's efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be completed and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized.

Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. The Company does not have any significant assets to pledge for the purpose of borrowing capital. The Company's current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds. Ethan NY has yet to finalize the settlement of the obligations owing under the Lease Agreement in connection with the Abandonment. The Company's current key executives are not being paid. The Company anticipates that future sources of funding, if any, will therefore be costly and dilutive if available at all.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) the Company will be able to quickly identify a stabilized source of revenues, (2) obligations to the Company's creditors are not accelerated, (3) the Company's operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations, (4) the Company satisfactorily negotiates the settlement of the Lease Agreement, and (5) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recently Issued Financial Accounting Standards

The Accounting Standards Codification is the single source of authoritative generally accepted accounting principles ("GAAP") recognized by the Financial Accounting Standards Board to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC, under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants. The Codification became effective for interim and annual periods ending after September 15, 2009 and superseded all previously existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. All of the Company's references to GAAP now use the specific Codification Topic or Section rather than prior accounting and reporting standards. The Codification did not change existing GAAP and therefore, did not affect the Company's consolidated financial position or results of operations.

Critical Accounting Policies

Our unaudited consolidated financial statements reflect the selection and application of accounting policies which require us to make significant estimates and judgments. See note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, "Summary of Significant Accounting Policies".

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported in accordance with the rules of the United States Securities and Exchange Commission (the "SEC"). Disclosure controls are also designed with the objective of ensuring that such information is accumulated appropriately and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our Chief Executive Officer, who serves as our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of January 31, 2016, the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Going forward, we intend to evaluate our processes and procedures and, where practicable, implement changes in order to have more effective controls over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or of which any of their property is subject, nor are there any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

•	From August 2015 to October 2015, the Company sold 192,857 Units to four "accredited investors." Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrant and One Class B Warrant. The Company issued 385,714 shares, Class A warrants to purchase 192,857 common shares and Class B warrants to purchase 192,857 common shares. The Class A Warrant and Class B warrant have exercise prices of $0.50 and $1.00, respectively, and have a four year term. The grant date fair value of the warrants issued in connection with this offering was $83,060.

•	During September 2015, the Company issued 4,590,000 shares of common stock to a consultant of the Company. The Company recorded $268,000 of stock-based compensation expense based on the grant date fair value of these shares.

•	On November 12, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $15,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

•	From November 2015 to March 2016, the Company sold an aggregate of 364,685 Units to nine "accredited investors". Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrants and One Class B Warrants. As a result of the above transactions, the Company issued a total of 729,370 shares, Class A warrants to purchase 364,685 common shares and Class B warrants to purchase 364,685 common shares. The Class A Warrant entitles the holder thereof to purchase one share of our common stock for $0.50 until the fourth anniversary of the date the warrant was originally issued. The Class B Warrant entitles the holder thereof to purchase one share of our common stock for $1.00 until the fourth anniversary of the date the warrant was originally issued.

•	On December 24, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $50,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available under Section 4(a)(2) promulgated thereunder due to the fact that they were isolated sales to a limited number of people and did not involve a public offering of securities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent Events

•	From February 2015 to March 2016, the Company sold an aggregate of 328,971 Units to seven "accredited investors". Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrant and One Class B Warrant. As a result of the above transactions, the Company issued a total of 657,942 shares, Class A warrants to purchase 328,971 common shares and Class B warrants to purchase 328,971, common shares. The Class A Warrant and Class B Warrant have exercise prices of $0.50 and $1.00, respectively, and have a four year term.

•	On April 15, 2016, the Company sold 25,000 shares of common stock to a consultant of the Company (an "accredited investor") at $0.20 per share for an aggregate purchase price of $5,000.

•	During July 2016, the Company sold 1,680,000 shares of common stock to an "accredited investor" at $0.05 per share for an aggregate purchase price of $84,000. The proceeds were used for working capital.

•	During July 2016, the Company sold an aggregate of 200,000 shares of common stock to 2 "accredited investors" at $0.05 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available under Section 4(a)(2) promulgated thereunder due to the fact that they were isolated sales to a limited number of people and did not involve a public offering of securities.

Item 6. Exhibits

The following Exhibits are incorporated by reference to previously filed reports, as noted:

Exhibit No:	Description:

10.3	Employment Agreement dated August 7, 2015 between Ethan New York Inc. and Agnia Deskins (Filed as an exhibit to Form 8-K filed on October 13, 2015 and incorporated by reference herein)

10.4	Lease dated September 3, 2015 between Ethan New York Inc. and M&E Mott LLC (Filed as an exhibit to Form 8-K filed on October 13, 2015 and incorporated by reference herein)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*

Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

All of the Exhibits are available from the SEC's website at www.sec.gov. In addition, the Company will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of the request) together with a request addressed to Albert Mitrani, Biotech Products Services and Research Inc., 515 North Shore Drive, Miami Beach, FL 33141.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

Date: August 8, 2016	By:	/s/ ALBERT MITRANI
Albert Mitrani
President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

