Form 10-Q
period 2016-04-30
Biotech Products Services & Research, Inc.
filed 2016-08-22
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

There were 102,214,984 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of August 22, 2016.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

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

AVAILABLE INFORMATION

The Company is a reporting company pursuant to Section 12(g) of the Exchange Act. As a result, it files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, and amendments to these reports, with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are also available on the SEC's website at www.SEC.gov. In addition, the Company will provide copies of these reports free of charge upon request addressed to Albert Mitrani, President and Chief Executive Officer, Biotech Products Services and Research Inc., 515 North Shore Drive, Miami Beach FL 33141.

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

PART I – FINANCIAL INFORMATION

Item 1.

Biotech Products Services and Research, Inc.

(formerly Bespoke Tricycles Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31,	April 30,
	2015	2016

ASSETS

Current Assets
Cash	$99,295	$38,502
Accounts receivable	19,878	82
Inventories	1,608	8,307
Prepaid expenses	5,413	4,046
Total Current Assets	126,194	50,937

Property and equipment, net	7,818	1,465
Security deposits	18,585	-
TOTAL ASSETS	$152,597	$52,402

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$105,324	$258,687
Accounts payable - related party	9,354	9,354
Notes payable	-	100,000
Deferred rent	9,771	20,355
Deferred revenue	15,000	-
Note payable to CEO	-	5,000
Advances from CEO	300	300
Total Liabilities	139,749	393,696

Commitments and contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 99,198,114 and 99,952,484 shares issued and outstanding as of October 31, 2015 and April 30, 2016, respectively	99,198	99,952
Additional paid-in capital	774,060	1,033,485
Accumulated deficit	(860,410)	(1,474,731)
Total Stockholders' Equity (Deficit)	12,848	(341,294)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$152,597	$52,402

The accompanying notes are an integral part of these consolidated financial statements.

Biotech Products Services and Research, Inc.

(formerly Bespoke Tricycles Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2016	2015	2016

Revenues	$-	$105,359	$-	$195,524

Cost of revenues	-	28,859	-	85,746

Gross profit	-	76,500	-	109,778

General and administrative expenses	23,124	372,033	38,119	718,636
Impairment of fixed assets	-	-	-	5,463

Net loss from continuing operations	(23,124)	(295,533)	(38,119)	(614,321)

Net income from discontinued operations	10,170	-	12,619	-

Net loss	$(12,954)	$(295,533)	$(25,500)	$(614,321)

Net income (loss) per common share - basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	0.00	-	0.00	-
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - basic and diluted	151,151,400	99,730,805	150,627,240	99,472,521

The accompanying notes are an integral part of these consolidated financial statements.

Biotech Products Services and Research, Inc.

(formerly Bespoke Tricycles Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended April 30,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,500)	$(614,321)
Net income from discontinued operations	12,619	-
Net loss from continuing operations	(38,119)	(614,321)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	890
Impairment of fixed assets	-	5,463
Write-off of security deposits	-	18,585
Changes in operating assets and liabilities:
Accounts receivable	-	19,796
Prepaid expenses	-	1,367
Inventories	-	(6,699)
Accounts payable and accrued expenses	12,126	153,263
Deferred rent	-	10,584
Deferred revenue	-	(15,000)
Net cash used in operating activities – continuing operations	(25,993)	(426,072)
Net cash provided by operating activities - discontinued operations	12,619	-
Net cash used in operating activities	(13,374)	(426,072)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	(4,904)	-
Proceeds from note payable to CEO	-	6,000
Payments on note payable to CEO	-	(1,000)
Proceeds from issuance of notes payable	-	100,000
Proceeds from sale of common stock and warrants	25,000	260,279
Net cash provided by financing activities – continuing operations	20,096	365,279
Net cash provided by financing activities – discontinued operations	1,858	-
Net cash provided by financing activities	21,954	365,279

Increase (decrease) in cash	8,580	(60,793)
Cash at beginning of period	244	99,295
Cash at end of period	$8,824	$38,502

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	-

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

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation ("FDIC") limits of $250,000 per institution. At April 30, 2016, we did not have any cash balances in financial institutions in excess of FDIC insurance coverage.

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

Basic Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At April 30, 2016, the Company has 1,737,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months and six months ended April 30, 2016. The Company had no potentially anti-dilutive shares outstanding as of April 30, 2015.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after April 30, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred a net loss of $614,321 for the six months ended April 30, 2016. In addition, the Company had an accumulated deficit of $1,474,731 at April 30, 2016. The Company has negative working capital. The Company's efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be completed and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized.

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

NOTE 3 – INVENTORIES

Inventories totaled $1,608 and $8,307 at October 31, 2015 and April 30, 2016, respectively, and were comprised of clothing products acquired for resale by Ethan NY. We value inventory at the lower of cost or market, with cost determined using the weighted-average cost method.

NOTE 4 – PROPERTY AND EQUIPMENT

	October 31, 2015	April 30, 2016

Computer Equipment	$1,724	$1,724
Furniture and Fixtures	1,430	-
Leasehold Improvements	4,750	-
	7,904	1,724
Less: accumulated depreciation	(86)	(259)
Total property and equipment, net	$7,818	$1,465

Depreciation expense of property, plant and equipment from operations totaled $0 and $890 for the six months ended April 30, 2015 and 2016, respectively. During the six months ended April 30, 2016, the Company recorded an impairment expense of $5,463 in general and administrative expenses on the consolidated income statement related to leasehold improvements and furniture and fixtures.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2016, the Company's CEO loaned the Company $6,000, of which the Company paid back $1,000 during the six months ended April 30, 2016. The promissory note bears no interest and is due on demand. As of April 30, 2016, the balance outstanding was $5,000.

At October 31, 2015 and April 30, 2016, the Company owed the CEO $300 for advances made to the Company.

During the three months and six months ended April 30, 2016, the Company expensed and paid $22,000 and $62,300, respectively, for consulting services and related expenses provided to the Company by the wife of the CEO. At October 31, 2015 and April 30, 2016, the Company owes this related party $9,354.

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

On April 27, 2016, the Company entered into an unsecured loan agreement with a consultant of the Company pursuant to which the Company received proceeds of $35,000. The payoff amount of the loan is $42,000 and was due on May 31, 2016 (an annualized interest rate of approximately 221%). This loan is past due and still remains outstanding.

NOTE 7 – EQUITY

Common Stock

From November 2015 to January 2016, the Company sold an aggregate of 35,714 Units to 2 investors. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a total of 71,428 shares, Class A warrants to purchase 35,714 common shares and Class B warrants to purchase 35,714 common shares for total proceeds of $25,000. The Class A Warrant and Class B Warrant have exercise prices of $0.50 and $1.00, respectively, and have a four-year term. The grant date fair value of the warrants issued in connection with this offering was $27,158.

From February 2016 to March 2016, the Company sold an aggregate of 328,971 Units. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a total of 657,942 shares, Class A warrants to purchase 328,971 common shares and Class B warrants to purchase 328,971, common shares for total proceeds of $230,279. The Class A Warrant and Class B Warrant have exercise prices of $0.50 and $1.00, respectively, and have a four year term. The grant date fair value of the warrants issued in connection with this offering was $352,735.

On April 15, 2016, the Company sold 25,000 shares of common stock to an individual for cash proceeds of $5,000.

Warrants

During the six months ended April 30, 2016, the Company issued 729,370 warrants in connection with common stock offerings discussed above and valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate from 1.22% to 1.57%, (2) term of 4 years, (3) expected stock volatility from 97% to 100%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued during the six months ended April 30, 2016 was $379,893.

A summary of warrant activity for the six months ended April 30, 2016 is presented below.

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at October 31, 2015	1,008,114	$0.75	3.78	$-
Granted	729,370	$0.75	4.00	$-
Exercised	-	$-
Expired/Forfeited	-	$-
Outstanding and exercisable at April 30, 2016	1,737,484	$0.75	3.82	$-

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

Lease

On September 3, 2015, Ethan NY entered into a five-year lease agreement ("Ethan Lease") for a store located in New York City, New York ("Leased Premises"). The Ethan Lease commenced on October 1, 2015 (see Note 11). Under the terms of the Ethan Lease, Ethan NY provided an $18,585 security deposit and a former employee of Ethan NY provided a personal guaranty for a portion of the amounts due under the Ethan Lease.

Since the commencement of required monthly lease payments under the Ethan Lease, Ethan NY did not make any of the minimum lease payments due under the Ethan Lease totaling approximately $47,500 through April 30, 2016 (excluding late fees and interest provided for under the Ethan Lease). During the six months ended April 30, 2016, Ethan NY expensed the $18,585 security deposit made in connection with the execution of the Ethan Lease that is non-returnable to Ethan NY upon the occurrence of certain defined events prescribed under the Ethan Lease.

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

(FORMERLY BESPOKE TRICYCLES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

There were no carrying amounts associated with assets and liabilities of the discontinued operations of Bespoke Tricycles, Ltd. at October 31, 2015 and April 30, 2016 included in the financial statements.

The Company's revenues and expenses associated with net income of discontinued operations for Bespoke Tricycles Ltd. for the three months and six months ended April 30, 2015 and 2016, respectively, are summarized below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2016	2015	2016

Revenues:	$19,599	$-	$24,459	$-

Expenses, Net	9,429	-	11,840	-

Net Income From Discontinued Operations	10,170	-	12,619	-

NOTE 10 – SEGMENT INFORMATION

We had two operating segments (the providing of anti-aging and cellular therapy patient marketing and product sales ("Patient Referral and Product Sales") and the selling of clothing and accessories through a retail store ("Clothing Sales") during the three months and six months ended April 30, 2016. Neither of these segments were operating during the three and six months ended April 30, 2015.

The following are amounts related to the Patient Referral and Product Sales and the Clothing Sales businesses included in the accompanying consolidated financial statements for the three and six months ended April 30, 2015 and 2016, respectively, and at October 31, 2015 and April 30, 2016:

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2016	2015	2016

Revenues:
Patient Referrals and Product Sales	$-	$66,701	$-	$128,296
Clothing Sales	-	38,658	-	67,228
Total Revenues	$-	$105,359	$-	$195,524

Gross Profit:
Patient Referrals and Product Sales	$-	$61,054	$-	$105,365
Clothing Sales	-	15,446	-	4,413
Gross Profit	$-	$76,500	$-	$109,778

Net Loss:
Patient Referrals and Product Sales	$-	$(256,265)	$-	$(455,019)
Clothing Sales	-	(39,268)	-	(159,302)
Net Loss	$-	$(295,533)	$-	$(614,321)

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

(FORMERLY BESPOKE TRICYCLES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	October 31, 2015	April 30, 2016
Total Assets:
Patient Referrals and Product Sales	$63,243	$44,122
Clothing Sales	89,354	8,280
Total	$152,597	$52,402

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

During August 2016, the Company sold 382,500 shares of common stock to investors for cash proceeds of $21,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Currently our RAAM related operations are conducted through our two following wholly-owned subsidiaries:

■	Beyond Cells Corp., a Florida corporation formed with a business purpose to provide consumers with access to anti-aging and cellular therapy through marketing campaigns featuring enrolled Providers ("Beyond Cells"); and

■	General Surgical Florida, Inc., a Florida corporation with a business purpose of selling and distributing cellular therapy products to doctors and hospitals ("General Surgical");

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

Results of Operations

As a result of the discontinuation of the Tricycle Business on October 30, 2015 and the commencement of the operations of the Patient Referral and Product Sales segment on July 1, 2015 and the operations of Clothing Sales on November 1, 2015, the foregoing discussion of our results and operations do not include comparisons of the three months ended April 30, 2016 to the results of operations to the three months ended April 30, 2015 or the six months ended January 31, 2016 to the results of operations to the six months ended January 31, 2015.

For the Three Months Ended April 30, 2016 and April 30, 2015

Revenues

Our revenues for the three months ended April 30, 2016 were $105,359. These revenues were from Patient Referral and Product Sales of $66,701 and Clothing Sales of $38,658. As stated previously, we did not have any revenues for the three months ended April 30, 2015. The Clothing Sales gross revenues were lower than projected principally due to the additional time needed to develop adequate customer awareness of the new store and the limited clothing inventory available to sell to potential customers.

Cost of Revenues

Our cost of revenues for the three months ended April 30, 2016 was $28,858. The cost of revenues were associated with Patient Referral and Product Sales of $5,647 and Clothing Sales of $23,211. As stated previously, we did not have any cost of revenues for the three months ended April 30, 2015.

Gross Profit

Gross profit for the three months ended April 30, 2016 was $76,500, or approximately 73% of sales. Gross profit associated with Patient Referral and Product Sales was $61,054 during the three months ended April 30, 2016 while our Clothing Sales operations had a gross profit of $15,446 during the three months ended April 30, 2016. The Clothing Sales gross profits were principally attributable to increased sales although volumes were still lower than expected as a result of the additional time needed to develop adequate customer awareness of the new store and the limited clothing inventory available to sell to potential customers.

General and Administrative Expenses

For the three months ended April 30, 2016, total general and administrative expenses were $372,033, which was largely comprised of approximately $124,000 of professional fees, and approximately $33,000 of payroll and commissions expenses.

For the Six Months Ended April 30, 2016 and April 30, 2015

Revenues

Our revenues for the six months ended April 30, 2016 were $195,524. These revenues were from Patient Referral and Product Sales of $128,296 and Clothing Sales of $67,228. As stated previously, we did not have any revenues for the six months ended April 30, 2015. The Clothing Sales gross revenues were lower than projected principally due to the additional time needed to develop adequate customer awareness of the new store and the limited clothing inventory available to sell to potential customers.

Cost of Revenues

Our cost of revenues for the six months ended April 30, 2016 was $85,746. The cost of revenues were associated with Patient Referral and Product Sales of $22,931 and Clothing Sales of $62,815. As stated previously, we did not have any cost of revenues for the six months ended April 30, 2015.

Gross Profit

Gross profit for the six months ended April 30, 2016 was $109,778, or approximately 56% of sales. Gross profit associated with Patient Referral and Product Sales was $105,365 during the six months ended April 30, 2016 while our Clothing Sales operations had a gross profit of $4,413 during the six months ended April 30, 2016. The Clothing Sales gross profits were principally attributable to increased sales although volumes were still lower than expected as a result of the additional time needed to develop adequate customer awareness of the new store and the limited clothing inventory available to sell to potential customers.

General and Administrative Expenses

For the six months ended April 30, 2016, total general and administrative expenses were $718,636, which was largely comprised of approximately $273,000 of professional fees, and approximately $95,000 of payroll and commissions expenses.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2015 and up through the date of the filing of this Form 10-Q for the fiscal quarter ended April 30, 2016, the Company has relied on the sale of equity securities, the issuance of debt or restructuring of debt obligations to meet the shortfall in cash to fund its operations.

•	On November 12, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $15,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

•	From November 2015 to March 2016, the Company sold an aggregate of 364,685 Units to nine "accredited investors". Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrants and One Class B Warrants. As a result of the above transactions, the Company issued a total of 729,370 shares, Class A warrants to purchase 364,685 common shares and Class B warrants to purchase 364,685 common shares for total proceeds of $255,279. The Class A Warrant entitles the holder thereof to purchase one share of our common stock for $0.50 until the fourth anniversary of the date the warrant was originally issued. The Class B Warrant entitles the holder thereof to purchase one share of our common stock for $1.00 until the fourth anniversary of the date the warrant was originally issued.

•	On December 24, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $50,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

•	On April 15, 2016, the Company sold 25,000 shares of common stock to a consultant of the Company (an "accredited investor") at $0.20 per share for an aggregate purchase price of $5,000.

•	On April 27, 2016, the Company entered into an unsecured loan agreement with a consultant of the Company pursuant to which the Company received proceeds of $35,000. The payoff amount of the loan is $42,000 and was due on May 31, 2016. This loan still remains outstanding.

•	During July 2016, the Company sold 1,680,000 shares of common stock to an "accredited investor" at $0.05 per share for an aggregate purchase price of $84,000. The proceeds were used for working capital.

•	During July 2016, the Company sold 200,000 shares of common stock to 2 "accredited investors" at $0.05 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.

•	During August 2016, the Company sold 382,500 shares of common stock to 2 "accredited investors" at $0.08 per share for an aggregate purchase price of $21,000. The proceeds were used for working capital.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available under Section 4(a)(2) promulgated thereunder due to the fact that they were isolated sales to a limited number of people and did not involve a public offering of securities. Also, see "Item 5. Subsequent Events."

Going Concern Consideration

The Company has had limited revenues since its inception. The Company incurred a net loss of $738,354 and $614,321 for the fiscal year ended October 31, 2015 and the six months ended April 30, 2016, respectively. In addition, the Company had an accumulated deficit of $1,474,731 at April 30, 2016. The Company has negative working capital. The Company's efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be completed and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized.

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

Our Chief Executive Officer, who serves as our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 30, 2016, the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Subsequent Events

•	During July 2016, the Company sold 1,680,000 shares of common stock to an "accredited investor" at $0.05 per share for an aggregate purchase price of $84,000. The proceeds were used for working capital.

•	During July 2016, the Company sold an aggregate of 200,000 shares of common stock to 2 "accredited investors" at $0.05 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.

•	During August 2016, the Company sold 382,500 shares of common stock to 2 "accredited investors" at $0.08 per share for an aggregate purchase price of $21,000. The proceeds were used for working capital.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available under Section 4(a)(2) promulgated thereunder due to the fact that they were isolated sales to a limited number of people and did not involve a public offering of securities.

Item 6. Exhibits.

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

_________________

*

Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

All of the Exhibits are available from the SEC's website at www.sec.gov. In addition, the Company will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of the request) together with a request addressed to Albert Mitrani, Biotech Products Services and Research Inc., 515 North Shore Drive, Miami Beach, FL 33141

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

Date: August 22, 2016	By:	/s/ Albert Mitrani
Albert Mitrani
President, Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer) (Principal Financial and Accounting Officer)

