Form 10-Q
period 2016-07-31
Biotech Products Services & Research, Inc.
filed 2016-10-26
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 000-50394

Biotech Products Services and Research, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-4180540
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4045 Sheridan Ave. Suite 239, Miami Beach FL	33140
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (888) 963-7881

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.) Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

There were 104,214,982 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of October 24, 2016.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report of Biotech Products Services and Research Inc. (the “Company”), that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements.

The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. The Company’s actual results may differ materially from those anticipated, estimated, projected or expected by management. When considering forward-looking statements, please read “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2015, which is incorporated by reference.

AVAILABLE INFORMATION

The Company is a reporting company pursuant to Section 12(g) of the Exchange Act. As a result, it files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, and amendments to these reports, with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are also available on the SEC’s website at www.SEC.gov. In addition, the Company will provide copies of these reports free of charge upon request addressed to Albert Mitrani, President and Chief Executive Officer, Biotech Products Services and Research Inc., 4045 Sheridan Ave. Suite 239, Miami Beach FL 33140.

The public may also read a copy of any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

All forward-looking statements speak only as of the date of this Quarterly Report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Part I – FINANCIAL INFORMATION

Item 1.

Biotech Products Services and Research, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31,	July 31,
	2015	2016
ASSETS

Current Assets
Cash	$99,295	$7,509
Accounts receivable	19,878	83
Inventories	1,608	438
Prepaid expenses	5,413	4,046
Total Current Assets	126,194	12,076

Property and equipment, net	7,818	1,379
Security deposits	18,585	-
TOTAL ASSETS	$152,597	$13,455

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$105,324	$352,315
Accounts payable - related party	9,354	9,354
Deferred rent	9,771	21,168
Deferred revenue	15,000	-
Notes payable	-	100,000
Note payable to CEO	-	5,000
Advances from CEO	300	300
Total Liabilities	139,749	488,137

Commitments and contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 99,198,114 and 102,152,482 shares issued and outstanding as of October 31, 2015 and July 31, 2016, respectively	99,198	102,152
Additional paid-in capital	774,060	1,123,385
Accumulated deficit	(860,410)	(1,700,219)
Total Stockholders' Equity (Deficit)	12,848	(474,682)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$152,597	$13,455

The accompanying notes are an integral part of these consolidated financial statements.

Biotech Products Services and Research, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2016	2015	2016

Revenues	$32,000	$26,133	$32,000	$221,657

Cost of revenues	15,000	33,186	15,000	118,932

Gross profit (loss)	17,000	(7,053)	17,000	102,725

Operating Expenses:
General and administrative expenses	398,975	210,126	437,094	926,117
Impairment of fixed assets	-	-	-	5,463

Total Operating Expenses	398,975	210,126	437,094	931,580

Loss from operations	(381,975)	(217,179)	(420,094)	(828,855)

Other income (expense) - interest	-	(8,309)	-	(10,954)

Loss from continuing operations	(381,975)	(225,488)	(420,094)	(839,809)

Income from discontinued operations	19,049	-	31,668	-

Net loss	$(362,926)	$(225,488)	$(388,426)	$(839,809)

Net loss per common share - basic and diluted:

Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Discontinued operations	0.00	-	0.00	-
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	151,151,400	100,427,482	150,627,240	99,793,165

The accompanying notes are an integral part of these consolidated financial statements.

Biotech Products Services and Research, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended July 31,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(388,426)	$(839,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	976
Impairment of fixed assets	-	5,463
Write-off of security deposits	-	18,585
Stock-based compensation	268,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	19,795
Prepaid expenses	(5,000)	1,367
Inventories	-	1,170
Accounts payable and accrued expenses	(11,951)	246,991
Deferred rent	-	11,397
Deferred revenue	-	(15,000)
Net cash used in operating activities – continuing operations	(137,377)	(549,065)
Net cash provided by operating activities - discontinued operations	31,668	-
Net cash used in operating activities	(105,709)	(549,065)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(1,724)	-
Net cash used in investing activities – continuing operations	(1,724)	-
Net cash used in investing activities – discontinued operations	-	-
Net cash used in investing activities	(1,724)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of advances from director, net	(4,604)	-
Proceeds from note payable to CEO	-	6,000
Payments on note payable to CEO	-	(1,000)
Proceeds from issuance of notes payable	-	100,000
Proceeds from sale of common stock and warrants	237,200	352,279
Net cash provided by financing activities – continuing operations	232,596	457,279
Net cash provided by financing activities – discontinued operations	1,858	-
Net cash provided by financing activities	234,454	457,279

Increase (decrease) in cash	127,021	(91,786)
Cash at beginning of period	244	99,295
Cash at end of period	$127,265	$7,509

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Cancellation of common shares	$60,120	$-
Forgiveness of advances from director	$41,908	$-

The accompanying notes are an integral part of these consolidated financial statements.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Biotech Products Services and Research, Inc. (formerly Bespoke Tricycles Inc.) ("BPSR" or the "Company") was incorporated on August 9, 2011 in the State of Nevada. Until October 30, 2015, the Company’s business included the designing, manufacturing, and selling vending tricycles for commercial customers. In July 2015, the Company’s principal business was the referral of cellular therapies for treating neurodegenerative, inflammatory and autoimmune conditions for patients all over the world.

The Company operates through the following wholly owned subsidiaries: Beyond Cells Corp., a Florida corporation (“Beyond Cells”) formed with a business purpose to provide anti-aging and cellular therapy patient marketing and product sales; General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) with a business purpose to sell cellular therapy products to doctors and hospitals; and Ethan New York, Inc., a New York corporation (“Ethan NY”) formed with a business purpose of selling clothing and accessories through a retail store. During August 2016, the Company formed Anu Life Sciences, Inc. (“ANU”), a Florida corporation and a wholly owned subsidiary of the Company with a business purpose of the development, production and manufacturing of anti-aging and cellular therapy products.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At July 31, 2016, we did not have any cash balances in financial institutions in excess of FDIC insurance coverage.

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

Basic Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At July 31, 2016, the Company has 1,737,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months and nine months ended July 31, 2016. At July 31, 2015, the Company has 374,400 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months and nine months ended July 31, 2015.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after July 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred a net loss of $(839,809) for the nine months ended July 31, 2016. In addition, the Company had an accumulated deficit of $(1,700,219) at July 31, 2016. The Company has negative working capital. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be completed and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. The Company does not have any significant assets to pledge for the purpose of borrowing capital. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds. The Company’s current key executives are not being paid. The Company anticipates that future sources of funding, if any, will therefore be costly and dilutive if available at all.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) the Company will be able to quickly identify a stabilized source of revenues, (2) obligations to the Company’s creditors are not accelerated, (3) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations, (4) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

There is no assurance that the Company will be able to complete its revenue growth strategy or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. If revenues do not increase and stabilize or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

NOTE 3 – INVENTORIES

Inventories totaled $1,608 and $438 at October 31, 2015 and July 31, 2016, respectively, and were comprised of clothing products acquired for resale by Ethan NY. We value inventory at the lower of cost or market, with cost determined using the weighted-average cost method.

NOTE 4 – PROPERTY AND EQUIPMENT

	October 31, 2015	July 31, 2016

Computer equipment	$1,724	$1,724
Furniture and fixtures	1,430	-
Leasehold improvements	4,750	-
	7,904	1,724
Less: accumulated depreciation	(86)	(345)
Total property and equipment, net	$7,818	$1,379

Depreciation expense of property and equipment from operations totaled $0 and $976 for the nine months ended July 31, 2015 and 2016, respectively. During the nine months ended July 31, 2016, the Company recorded an impairment expense of $5,463 in general and administrative expenses on the consolidated income statement related to leasehold improvements and furniture and fixtures.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2016, the Company’s CEO loaned the Company $6,000, of which the Company paid back $1,000 during the nine months ended July 31, 2016. The promissory note bears no interest and is due on demand. As of July 31, 2016, the balance outstanding was $5,000.

At October 31, 2015 and July 31, 2016, the Company owed the CEO $300 for advances made to the Company.

During the three months and nine months ended July 31, 2016, the Company expensed and paid $31,900 and $94,100, respectively, for consulting services and related expenses provided to the Company by the wife of the CEO. At October 31, 2015 and July 31, 2016, the Company owes this related party $9,354.

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

During April 2016, the Company sold 25,000 shares of common stock to an individual for cash proceeds of $5,000.

During July 2016, the Company sold 2,200,000 shares of common stock to investors for cash proceeds of $92,000 (net of $18,000 in offering costs).

Warrants

During the nine months ended July 31, 2016, the Company issued 729,370 warrants in connection with common stock offerings discussed above and valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate from 1.22% to 1.57%, (2) term of 4 years, (3) expected stock volatility from 97% to 100%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued during the nine months ended July 31, 2016 was $379,893.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of warrant activity for the nine months ended July 31, 2016 is presented below.

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2015	1,008,114	$0.75	3.78	$-
Granted	729,370	$0.75	4.00	$-
Exercised	-	$-
Expired/Forfeited	-	$-
Outstanding and exercisable at July 31, 2016	1,737,484	$0.75	3.57	$-

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

Lease

On September 3, 2015, Ethan NY entered into a five-year lease agreement (“Ethan Lease”) for a store located in New York City, New York (“Leased Premises”). The Ethan Lease commenced on October 1, 2015 (see Note 11). Under the terms of the Ethan Lease, Ethan NY provided an $18,585 security deposit and a former employee of Ethan NY provided a personal guaranty for a portion of the amounts due under the Ethan Lease.

Since the commencement of required monthly lease payments under the Ethan Lease, Ethan NY did not make any of the minimum lease payments due under the Ethan Lease totaling approximately $47,500 through July 31, 2016 (excluding late fees and interest provided for under the Ethan Lease). During the nine months ended July 31, 2016, Ethan NY expensed the $18,585 security deposit made in connection with the execution of the Ethan Lease that is non-returnable to Ethan NY upon the occurrence of certain defined events prescribed under the Ethan Lease.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During June 2016, the Company’s wholly-owned subsidiary exited from its Leased Premises. In connection with the lease exit, Ethan NY is negotiating with the landlord for settlement of past due amounts owing under the Ethan Lease and the release of all other obligations potentially owing under the Ethan Lease. Ethan NY has not made any of the required monthly lease payments since inception of the Ethan Lease. The total amount of minimum lease payments that Ethan NY is obligated to pay pursuant to this 5-year lease (the “Initial Term”) is $586,241 (excluding late fees and interest provided for under the Ethan Lease). All of Ethan NY’s obligations are recourse only to the assets at Ethan NY, except however, certain obligations under the Ethan Lease that were guaranteed by an outside party. Under the terms of the Ethan Lease, the obligations of the Ethan Lease may be mitigated based on the amount of any future rents that are received for the rental of the Leased Premises to other tenants during the Initial Term.

Termination of contract

On February 23, 2016, the Distribution Agreement, dated August 11, 2015, between Amnio Technology, LLC ("Amnio Technology") and the Company’s wholly-owned subsidiary, BD Source, was terminated by Amnio Technology. Pursuant to the Distribution Agreement, Amnio Technology had engaged BD Source pursuant to the Distribution Agreement in connection with the marketing, sales and distribution of certain of Amnio Technology's products. Amnio Technology is engaged in the business of human tissue procurement, processing and distribution to customers and third party distributors. Amnio Technology terminated the Distribution Agreement due to BD Source's non-payment of the outstanding balance of $4,815 under the Distribution Agreement. BD Source has since paid such balance and believes that all obligations owed to Amnio Technology have been satisfied.

NOTE 9 – DISCONTINUED OPERATIONS

Bespoke Tricycles, Ltd

On October 30, 2015, the Company entered into a stock purchase agreement with John Goodhew, Company director, pursuant to which all of the shares of Bespoke Tricycles, Ltd., a corporation organized under the Laws of England and Wales, were transferred to Mr. Goodhew. As a result of such sale, the Company is no longer in the business of designing, manufacturing, and selling vending tricycles. The purchase price for the shares sold to Mr. Goodhew was $10. Mr. Goodhew resigned as a member of the Board of Directors in connection with the execution and delivery of the stock purchase agreement on October 30, 2015.

There were no carrying amounts associated with assets and liabilities of the discontinued operations of Bespoke Tricycles, Ltd. at October 31, 2015 and July 31, 2016 included in the financial statements.

The Company’s revenues and expenses associated with net income of discontinued operations for Bespoke Tricycles Ltd. for the three months and nine months ended July 31, 2015 and 2016, respectively, are summarized below:

	Three Months Ended July 31,		Nine months Ended July 31,
	2015	2016	2015	2016

Revenues:	$29,550	$-	$54,009	$-

Expenses, Net	10,501	-	22,341	-

Net Income From Discontinued Operations	19,049	-	31,668	-

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – SEGMENT INFORMATION

We had two operating segments (the providing of anti-aging and cellular therapy patient marketing and product sales (“Patient Referral and Product Sales”) and the selling of clothing and accessories through a retail store (“Clothing Sales”) during the three months and nine months ended July 31, 2016. The Patient Referral and Product Sales began operations on July 1, 2015 and the Clothing Sales operations had not yet commenced during the three and nine months ended July 31, 2015.

The following are amounts related to the Patient Referral and Product Sales and the Clothing Sales businesses included in the accompanying consolidated financial statements for the three and nine months ended July 31, 2015 and 2016, respectively, and at October 31, 2015 and July 31, 2016:

	Three Months Ended July 31,		Nine months Ended July 31,
	2015	2016	2015	2016

Revenues:
Patient Referrals and Product Sales	$32,000	$24,710	$32,000	$153,006
Clothing Sales	-	1,423	-	68,651
Total Revenues	$32,000	$26,133	$32,000	$221,657

Gross Profit (loss):
Patient Referrals and Product Sales	$17,000	$(1,743)	$17,000	$103,622
Clothing Sales	-	(5,310)	-	(897)
Gross Profit (loss)	$17,000	$(7,053)	$17,000	$102,725

Net Loss:
Patient Referrals and Product Sales	$(381,975)	$(174,074)	$(420,094)	$(629,093)
Clothing Sales	-	(51,414)	-	(210,716)
Net Loss	$(381,975)	$(225,488)	$(420,094)	$(839,809)

	October 31, 2015	July 31, 2016

Total Assets:
Patient Referrals and Product Sales	$63,243	$13,396
Clothing Sales	89,354	59
Total	$152,597	$13,455

NOTE 11 – SUBSEQUENT EVENTS

Common stock

During August 2016, the Company sold 62,500 shares of common stock to investors for cash proceeds of $5,000.

During September 2016, the Company sold 2,000,000 shares of common stock to an investor for cash proceeds of $100,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere herein.Unless stated otherwise, the words “we,” “us,” “our,” the “Company” or “BPSR” in this section collectively refer to Biotech Products Services and Research, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

Overview

Since July 2015, we have been engaged in the health care industry, principally focusing on supplying products and services related to the growing field of regenerative anti-aging medicine (“RAAM”). Our goal is to develop state-of-the-art RAAM-related products developed by third parties under exclusive supply arrangements with outside manufacturers and/or from products developed from internally based research and development (“RAAM Products”) and to distribute the RAAM Products and market RAAM services through a referral network of doctors and clinics (collectively, the “Providers”) and from the development of a network of branded destination clinics that are capable of providing comprehensive and/or longer term RAAM-based therapies and treatments.

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

Currently our RAAM related operations are conducted through the following wholly-owned subsidiaries:

•	Beyond Cells Corp., a Florida corporation formed with a business purpose to provide consumers with access to anti-aging and cellular therapy through marketing campaigns featuring enrolled Providers (“Beyond Cells”); and

•	General Surgical Florida, Inc., a Florida corporation with a business purpose of selling and distributing cellular therapy products to doctors and hospitals (“General Surgical”); and

•	Anu Life Sciences, Inc., a Florida corporation with a business purpose of development, production and manufacturing of anti-aging and cellular therapy products (“ANU”).

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

Results of Operations from Discontinued Operations

On October 30, 2015, the Company, entered into a stock purchase agreement (the "Goodhew PurchaseAgreement") with John Goodhew, the Company's former officer and then current director, pursuant to which all of the shares of Bespoke UK were transferred to Mr. Goodhew in consideration for $10. As a result of such sale, the Company ceased its business line of designing, manufacturing, and selling vending tricycles (“Tricycle Business”). The Goodhew Purchase Agreement contained customary representations, warranties and covenants for a transaction of this nature. In connection with the Goodhew Purchase Agreement, Mr. Goodhew resigned from the Company’s board of directors.

On June 30, 2016, the leased premises for Ethan NY’s sole retail store location (“Leased Premises”) was forfeited (“Lease Forfeiture”) as a result of the ongoing non-payment of past due amounts due under the Ethan Lease and the owner of the Leased Premises (“Landlord”) execution of a new lease agreement for the Leased Premises to another tenant effective July 2016.

In connection with the Lease Forfeiture, Ethan NY is negotiating with the Landlord for settlement of past due amounts owing under the Ethan Lease and the release of all other obligations potentially owing under the Ethan Lease. Ethan NY has not made any of the required monthly lease payments since inception of the Ethan Lease. The total amount of minimum lease payments that Ethan NY is obligated to pay pursuant to this 5-year lease (the “Initial Term”) is $586,241 (excluding late fees and interest provided for under the Ethan Lease). All of Ethan NY’s obligations are recourse only to the assets at Ethan NY, except however, certain obligations under the Ethan Lease that were guaranteed by an outside party. Ethan NY believes that the Leased Premises were leased to a new tenant beginning in July 2016. Under the terms of the Ethan Lease, the obligations of the Ethan Lease may be mitigated based on the amount of any future rents that are received for the rental of the Leased Premises to other tenants during the Initial Term. Ethan NY estimates that the exposure for potential obligations subsequent to the date of the Lease Forfeiture will be satisfactorily mitigated as a result of the Landlord’s new lease arrangement for the Leased Premises.

Results of Operations

As a result of the discontinuation of the Tricycle Business on October 30, 2015 and the commencement of the operations of the Patient Referral and Product Sales segment on July 1, 2015 (for which there is only one month of results during the three months and nine months ended July 31, 2016) and the operations of Clothing Sales on November 1, 2015 (for which no results of operations during the three months and nine months ended July 31, 2015), the foregoing discussion of our results and operations do not include comparisons of the three months ended July 31, 2016 to the results of operations to the three months ended July 31, 2015 or the nine months ended July 31, 2016 to the results of operations to the nine months ended July 31, 2015.

For the Three Months Ended July 31, 2016 and July 31, 2015

Revenues

Our revenues for the three months ended July 31, 2016 were $26,133. These revenues were from Patient Referral and Product Sales of $24,710 and Clothing Sales of $1,423. As stated previously, we began operations of the Patient Referral and Product Sales business in July 2015 and we did not have any Clothing Sales revenues for the three months ended July 31, 2015.

Cost of Revenues

Our cost of revenues for the three months ended July 31, 2016 was $33,186. The cost of revenues were associated with Patient Referral and Product Sales of $26,453 and Clothing Sales of $6,733.

Gross Profit (Loss)

Gross profit (loss) for the three months ended July 31, 2016 was $(7,053). Gross losses associated with Patient Referral and Product Sales was $(1,743) during the three months ended July 31, 2016 while our Clothing Sales operations had a gross loss of $(5,310) during the three months ended July 31, 2016. The Clothing Sales gross losses were principally attributable to the significant reduction of sales prices in order to liquidate inventory.

General and Administrative Expenses

For the three months ended July 31, 2016, total general and administrative expenses were $210,126, which was largely comprised of professional fees and payroll and commissions expenses.

For the Nine Months Ended July 31, 2016 and July 31, 2015

Revenues

Our revenues for the nine months ended July 31, 2016 were $221,657. These revenues were from Patient Referral and Product Sales of $153,006 and Clothing Sales of $68,651. As stated previously, we began operations of the Patient Referral and Product Sales business in July 2015 and we did not have any Clothing Sales revenues for the nine months ended July 31, 2015.

Cost of Revenues

Our cost of revenues for the nine months ended July 31, 2016 was $118,932. The cost of revenues were associated with Patient Referral and Product Sales of $49,384 and Clothing Sales of $69,548.

Gross Profit

Gross profit for the nine months ended July 31, 2016 was $102,725. Gross profit associated with Patient Referral and Product Sales was $103,622 during the nine months ended July 31, 2016 while our Clothing Sales operations had a gross loss of $(897) during the nine months ended July 31, 2016.

General and Administrative Expenses

For the nine months ended July 31, 2016, total general and administrative expenses were $926,117, which was largely comprised of professional fees, payroll and commissions expenses.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2015 and up through the date of the filing of this Form 10-Q for the fiscal quarter ended July 31, 2016, the Company has relied on the sale of equity securities, the issuance of debt or restructuring of debt obligations to meet the shortfall in cash to fund its operations.

•	On November 12, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $15,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

•	From November 2015 to March 2016, the Company sold an aggregate of 364,685 Units to nine “accredited investors”. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrants and One Class B Warrants. As a result of the above transactions, the Company issued a total of 729,370 shares, Class A warrants to purchase 364,685 common shares and Class B warrants to purchase 364,685 common shares for total proceeds of $255,279. The Class A Warrant entitles the holder thereof to purchase one share of our common stock for $0.50 until the fourth anniversary of the date the warrant was originally issued. The Class B Warrant entitles the holder thereof to purchase one share of our common stock for $1.00 until the fourth anniversary of the date the warrant was originally issued.

•	On December 24, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $50,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

•	On April 15, 2016, the Company sold 25,000 shares of common stock to a consultant of the Company (an “accredited investor”) at $0.20 per share for an aggregate purchase price of $5,000.

•	On April 27, 2016, the Company entered into an unsecured loan agreement with a consultant of the Company pursuant to which the Company received proceeds of $35,000. The payoff amount of the loan is $42,000 and was due on May 31, 2016. This loan still remains outstanding.

•	During July 2016, the Company sold 1,680,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $84,000. The proceeds were used for working capital.

•	During July 2016, the Company sold 520,000 shares of common stock to 3 “accredited investors” at $0.05 per share for an aggregate purchase price of $26,000. The proceeds were used for working capital.

•	During August 2016, the Company sold 62,500 shares of common stock to an “accredited investor” at $0.08 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.

•	During September 2016, the Company sold 2,000,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available under Section 4(a)(2) promulgated thereunder due to the fact that they were isolated sales to a limited number of people and did not involve a public offering of securities. Also, see “Item 5. Subsequent Events.”

Going Concern Consideration

The Company has had limited revenues since its inception. The Company incurred a net loss of $(738,354) and $(839,809) for the fiscal year ended October 31, 2015 and the nine months ended July 31, 2016, respectively. In addition, the Company had an accumulated deficit of $(1,700,219) at July 31, 2016. The Company has negative working capital. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be completed and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized.

Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. The Company does not have any significant assets to pledge for the purpose of borrowing capital. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds. Ethan NY has yet to finalize the settlement of the obligations owing under the Lease Agreement. The Company’s current key executives are not being paid. The Company anticipates that future sources of funding, if any, will therefore be costly and dilutive if available at all.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) the Company will be able to quickly identify a stabilized source of revenues, (2) obligations to the Company’s creditors are not accelerated, (3) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations, (4) the Company satisfactorily negotiates the settlement of the Lease Agreement, and (5) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

There is no assurance that the Company will be able to complete its revenue growth strategy or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. If revenues do not increase and stabilize or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recently Issued Financial Accounting Standards

None.

Critical Accounting Policies

Our unaudited consolidated financial statements reflect the selection and application of accounting policies which require us to make significant estimates and judgments. See note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, “Summary of Significant Accounting Policies”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported in accordance with the rules of the United States Securities and Exchange Commission (the “SEC”). Disclosure controls are also designed with the objective of ensuring that such information is accumulated appropriately and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our Chief Executive Officer, who serves as our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 31, 2016, the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

•	From August 2015 to October 2015, the Company sold 192,857 Units to four “accredited investors.” Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrant and One Class B Warrant. The Company issued 385,714 shares, Class A warrants to purchase 192,857 common shares and Class B warrants to purchase 192,857 common shares. The Class A Warrant and Class B warrant have exercise prices of $0.50 and $1.00, respectively, and have a four year term. The grant date fair value of the warrants issued in connection with this offering was $83,060.

•	During September 2015, the Company issued 4,590,000 shares of common stock to a consultant of the Company. The Company recorded $268,000 of stock-based compensation expense based on the grant date fair value of these shares.

•	On November 12, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $15,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

•	From November 2015 to March 2016, the Company sold an aggregate of 364,685 Units to nine “accredited investors”. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrants and One Class B Warrants. As a result of the above transactions, the Company issued a total of 729,370 shares, Class A warrants to purchase 364,685 common shares and Class B warrants to purchase 364,685 common shares. The Class A Warrant entitles the holder thereof to purchase one share of our common stock for $0.50 until the fourth anniversary of the date the warrant was originally issued. The Class B Warrant entitles the holder thereof to purchase one share of our common stock for $1.00 until the fourth anniversary of the date the warrant was originally issued.

•	On December 24, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $50,000. The loan bears interest at 8% per annum compounded annually and is due one year after the date of issuance.

•	On April 15, 2016, the Company sold 25,000 shares of common stock to a consultant of the Company (an “accredited investor”) at $0.20 per share for an aggregate purchase price of $5,000.

•	On April 27, 2016, the Company entered into an unsecured loan agreement with a consultant of the Company pursuant to which the Company received proceeds of $35,000. The payoff amount of the loan is $42,000 and was due on May 31, 2016. This loan still remains outstanding.

•	During July 2016, the Company sold 1,680,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $84,000. The proceeds were used for working capital.

•	During July 2016, the Company sold an aggregate of 520,000 shares of common stock to 3 “accredited investors” at $0.05 per share for an aggregate purchase price of $26,000. The proceeds were used for working capital.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available under Section 4(a)(2) promulgated thereunder due to the fact that they were isolated sales to a limited number of people and did not involve a public offering of securities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent Events

•	During August 2016, the Company sold 62,500 shares of common stock to an “accredited investor” at $0.08 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.

•	During September 2016, the Company sold 2,000,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.

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

________________

*

Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

All of the Exhibits are available from the SEC’s website at www.sec.gov. In addition, the Company will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of the request) together with a request addressed to Albert Mitrani, Biotech Products Services and Research Inc., 4045 Sheridan Ave. Suite 239, Miami Beach, FL 33140.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

Date: October 26, 2016	By:	/s/ ALBERT MITRANI
Albert Mitrani
President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

