Form 10-K
period 2016-10-31
Biotech Products Services & Research, Inc.
filed 2017-07-07
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________________

Commission file number: 000-55008

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-4180540
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4045 Sheridan Ave, Suite 239

Miami, FL 33140

(Address of principal executive offices)

(888) 963-7881

(Issuer’s telephone number)

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

Yes [  ] No [X]

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

[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $723,724 based on the closing price of $0.028 per share of Common Stock and 25,847,294 shares of Common Stock of the Registrant held by non-affiliates on April 29, 2016, the last business day of the Registrant’s mostly recently completed second fiscal quarter.

As of July 7, 2017, there were 111,464,982 shares of Common Stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of our products by the market, and management’s plans and objectives. In addition, certain statements included in this and our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “expectation,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.

Forward-looking statements include, but are not limited to, the following:

●	Our products’ advantages;
●	Expectations regarding our future growth;
●	Expectations regarding available cash resources to fund current operations and future growth;
●	Our ability to receive regulatory approvals;
●	Market opportunities for our services and products;
●	Our ability to compete effectively;
●	Our ability to respond to market forces; and
●	Our ability to protect our intellectual property.

Actual results and outcomes may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors,” below. Except as expressly required by the federal securities laws, we undertake no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.

Unless otherwise noted, as used herein, the terms “Biotech Products Services and Research”, “BPSR”, the “Company”, “we”, “our” and “us” refer to Biotech Products Services and Research, Inc., a Nevada corporation, and its subsidiaries consolidated as a combined entity.

ITEM 1. BUSINESS.

Overview

Since the change in control of our Company in June 2015 and change in the Company’s operations in July 2015, we have been engaged in the health care industry, principally focusing on supplying products and services related to the growing field of regenerative anti-aging medicine (“RAAM”). Our goal is to supply newly designed advanced biologically processed cellular and tissue-based products developed from internally-based research and development activities and/or from other state-of-the-art RAAM-related products developed by third parties under exclusive supply arrangements and to provide other related services used in the growing health care field of regenerative medicine (“RAAM Products”). We intend to distribute the RAAM Products and market RAAM-related services to the health care industry and a referral network of doctors and clinics (collectively, the “Providers”). In connection with the recent introduction of our newly developed product, Regen Anu Rheo, in February 2017, and our future products anticipated to be developed, we have implemented an in-house sales force and have commenced arrangements with newly identified independent distributors.

From July 2015 to October 2016, the Company’s main revenue stream was generated from patient referral fees and sales of products that were solely obtained through supply arrangements with third party manufacturers. Revenues from these activities during the fiscal year ended October 31, 2016 did not increase as projected primarily due to the Company’s ongoing cash restraints which limited the ability of the Company to attract and retain sales related personnel and the level of advertising and social media marketing efforts that could be deployed towards increasing revenues. In addition, costs charged from the suppliers of the Company’s products were higher than projected due to the Company’s inability to provide certain minimum guaranteed purchase commitments, which further impacted the Company’s ability to attract distributors to supply and market its products, primarily due to the lower commissions that could be offered to the potential distributors as a result of the higher products costs and the Company’s need to achieve minimum gross margins, and the inability for the Company to negotiate terms with these suppliers to provide the Company with private labeling and/or granting of exclusive sales territories, factors important to many distributors. As a result of the above, the Company determined during November 2016 that it would immediately focus on implementing its strategy to develop products internally in order to effectively position itself and compete in the RAAM market, provide the Company with improved margins obtained on the sale of its products, and to increase revenues resulting from the ability to differentiate its products as superior to its competitors combined with leveraging existing marketing programs and strategies aimed to attract distributors and Providers.

In connection with this strategy, during November 2016, the Company announced the additions to its executive management team, including Chief Operating Officer, Dr. Bruce Werber; Chief Financial Officer, Mr. Ian T. Bothwell; and Chief Science Officer, Dr. Maria Ines Mitrani, who joined Chief Executive Officer, Mr. Albert Mitrani. On March 8, 2017, the Company appointed Mr. Terrell Suddarth as the Chief Technology Officer. Messrs. Mitrani, Werber, Bothwell, and Suddarth and Ms. Mitrani are collectively referred to as the “Management Team.” The Company believes that the Management Team provides itself with significant industry, technical and financial related experience as the Company begins the launch and expansion of the supply of newly developed innovative amnion placental tissue products. Each member of the Management Team also serve as members of the Board of Directors of the Company and each has executed employment agreements with the Company.

During January 2017, Anu Life Sciences Inc., a Florida corporation and wholly-owned subsidiary of the Company (“Anu”), announced that it successfully completed several trial production runs of its first amnion placental tissue product (“New Amnio Product”). During February 2017, the Company received satisfactory validation for its first production batch of the New Amnio Product and commenced shipping the New Amnio Product to customers. The New Amnio Product is being sold through Anu’s designated distributor and affiliate, General Surgical Florida Inc., a Florida corporation and wholly-owned subsidiary of the Company (“General Surgical”), under the name “Regen Anu Rheo.” The Company expects to increase production of the New Amnio Product in quantities to ensure there is satisfactory inventory to meet anticipated demand.

The New Amnio Product represents the first of several amnion placental tissue derived products that the Company intends to develop, manufacture and supply to Providers in the health care industry in connection with the Company’s strategy to become a leading supplier of newly designed advanced biologically processed cellular and tissue based products and services used in the growing health care field of regenerative medicine.

In connection with the new regulations recently enacted as of November 8, 2016 by the Florida state legislature (“Amendment No. 2”) that permits Florida residents to apply to open Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities, the Company entered into a Participation Agreement, effective February 14, 2017 (the “Agreement”), with Mr. Peter Taddeo (“Taddeo”) and Mr. Wayne Rohrbaugh (“Rohrbaugh”), two then non-affiliated accredited investors (collectively, the “Investors”) for the purpose of obtaining a Florida license and operating a business to dispense medical cannabis. Pursuant to the terms of the Participation Agreement, the Company formed and capitalized Mint Organics, Inc., a Florida corporation and a 55% owned subsidiary of the Company (“Mint Organics”), and Mint Organics Florida, Inc., a Florida corporation and a subsidiary of Mint Organics (“Mint Organics Florida”), to explore, develop and to provide products and services in connection with the MMTC activities that they are licensed to operate.

On November 8, 2016, Amendment No. 2 was approved by 71% of the Florida voters. The goal of Amendment No. 2 is to alleviate those suffering from medical conditions, such as cancer, epilepsy, glaucoma, positive status for human immunodeficiency virus (“HIV”), acquired immune deficiency syndrome (“AIDS”), post-traumatic stress disorder (“PTSD”), amyotrophic lateral sclerosis (“ALS”), Crohn’s disease, Parkinson’s disease, multiple sclerosis, or other debilitating medical conditions of the same kind or class as or comparable to those enumerated. Amendment No. 2 protects qualifying patients, caregivers, physicians, and medical marijuana dispensaries and their staff from criminal prosecutions or civil sanctions under Florida law (but not under federal law). Under Amendment No. 2, the medical marijuana will not be given to the patient if the physician believes that the medical use of marijuana would likely outweigh the potential health risks for a patient.

The Company believes that expanding into the MMTC industry, and being one of the first group of companies to be granted a license to operate within Florida, will provide significant opportunities for increasing overall revenues and growth for the Company. In addition, the growing science and research regarding the regenerative health benefits associated with the use of marijuana integrates with the Company’s current operations and strategy to become a leading supplier of newly designed advanced biologically processed cellular and tissue based products and services used in the growing health care field of regenerative medicine.

Pursuant to Participation Agreement, Messrs. Taddeo and Rohrbaugh each invested $150,000 in the Company in exchange for the issuance to each of Taddeo and Rohrbaugh (a) 150 shares of Series A non-voting preferred stock of Mint Organics, convertible into a 22.5% equity interest in the common stock of Mint Organics or into common stock of the Company at a future date based on the value of the Company’s common stock at the time of conversion, and (b) a warrant to acquire up to 150,000 shares of common stock of the Company, exercisable for three years at an exercise price of $0.15 per share. In connection with the Agreement, $150,000 of the proceeds received from the Investors was obligated to be used to fund the operations of Mint Organics, Inc. and/or Mint Organics Florida, Inc. and the remainder was to be used for working capital of the Company.

In connection with the Participation Agreement, on February 28, 2017, Mr. Taddeo was appointed as the Chief Executive Officer and as a director of Mint Organics and Mint Organics Florida and Mr. Rohrbaugh was appointed as the Chief Operating Officer and as a director of Mint Organics and Mint Organics Florida. Also, on March 8, 2017, Mr. Taddeo was appointed as a member to the Board of Directors of the Company. On May 17, 2017, Mint Organics executed an employment agreement with Mr. Taddeo.

Currently, our RAAM-related operations are conducted through the following wholly-owned subsidiaries:

●	Anu Life Sciences, Inc., a Florida corporation formed with a business purpose to manufacture newly designed advanced biologically processed cellular and tissue based products developed from internally based research and development activities (“Anu”);
●	Beyond Cells Corp., a Florida corporation formed with a business purpose to provide consumers with education regarding the field of regenerative and anti-aging and medicine and providing access to a specialized physician network (“Beyond Cells”);
●	General Surgical Florida, Inc., a Florida corporation with a business purpose of selling and distributing regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals (“General Surgical”).

Currently, our MMTC activities are being conducted through the following subsidiaries*:

●	Mint Organics, Inc., a Florida corporation with a business purpose of operating Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities (“Mint Organics”); and

●	Mint Organics Florida, Inc., a Florida corporation and subsidiary of Mint Organics with a business purpose of operating Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities within Florida (“Mint Organics Florida”).

* Mint Organics and Mint Organics Florida have issued minority non-voting equity interests.

We also have two wholly-owned subsidiaries that are inactive:

●	Ethan New York, Inc., a New York corporation formed with a business purpose of selling clothing and accessories through a retail store in New York City (“Ethan NY”) and for which operations ended in June 2016; and
●	BD Source and Distribution, Corp., a Florida corporation (“BD Source”) formed with a business purpose of selling cellular therapy products to doctors and hospitals and for which operations ended in October 2015.

On September 3, 2015, Ethan NY entered into a five-year lease agreement (“Ethan Lease”) for a store located in New York City, New York (“Leased Premises”). During June 2016, Ethan NY exited from its Leased Premises. In connection with the lease exit, Ethan NY is negotiating with the landlord for settlement of past due amounts owing under the Ethan Lease and the release of all other obligations potentially owing under the Ethan Lease. Ethan NY has not made any of the required monthly lease payments since inception of the Ethan Lease. The total amount of minimum lease payments that Ethan NY is obligated to pay pursuant to this 5-year lease (the “Initial Term”) is $586,241 (excluding late fees and interest provided for under the Ethan Lease). All of Ethan NY’s obligations are recourse only to the assets at Ethan NY, except however, certain obligations under the Ethan Lease that were guaranteed by an outside party. Under the terms of the Ethan Lease, the obligations of the Ethan Lease may be mitigated based on the amount of any future rents that are received for the rental of the Leased Premises to other tenants during the Initial Term.

As previously disclosed in a Form 8-K filed on March 21, 2016, on February 23, 2016, our distribution agreement, dated August 11, 2015, between Amnio Technology, LLC (“Amnio Technology”) and our wholly-owned subsidiary, BD Source (“Distribution Agreement”), was terminated by Amnio Technology. Pursuant to the Distribution Agreement, Amnio Technology had engaged BD Source pursuant to the Distribution Agreement in connection with the marketing, sales and distribution of certain of Amnio Technology’s products. Amnio Technology is engaged in the business of human tissue procurement, processing and distribution to customers and third party distributors. Amnio Technology terminated the Distribution Agreement due to BD Source’s non-payment of the outstanding balance of $4,815 under the Distribution Agreement. BD Source has since paid such balance. Since the termination of the Distribution Agreement, BD Source has remained inactive.

Industry Overview

Health Care Industry Overview:

The traditional health care industry in the United States is predominantly controlled by the rules of the Centers for Medicare & Medicaid Services (“CMS”) (wwws.cms.gov) and commercial health insurance companies. This control limits patients access to alternative medical therapies, that recent medical literature demonstrates highly beneficial outcomes in the field of anti-aging and regenerative medicine. Traditional allopathic medicine of health care provided to patients in the United States relies on government and commercial health insurance for payment of the costs associated with their day-to-day health care. Because of this close relationship, physicians must follow government and commercial insurers guidelines in order to stay in the plans and receive reimbursement. Physicians are restricted in their ability to expand the nature of the treatments provided beyond industry practices because of legal ramifications and/or lack of knowledge concerning protocol of cutting edge anti-aging and regenerative medical treatments.

Despite the above, anecdotal and medical literature has shown an increased demand by patients for access to alternative medical therapies and treatments. Patients are seeking these alternatives to traditional allopathic medicine, due to the adverse events associated with traditional pharmaceuticals, risks associated with surgeries, and that traditional medicine and insurers are not addressing wellness or preventive medicine sufficiently. To address a wide variety of aging issues, safe alternatives to pathologies, including access to other treatments and pharmaceuticals and to achieve beneficial “elective” health treatments, we intend utilize the latest regenerative technologies. These alternative pathways to date have had significant restrictions because of regulations imposed by the FDA, other regulatory bodies and insurers due to lack of randomized controlled studies, yet many published case series demonstrate safety and efficacy. Patients and consumers are looking to safe alternatives compared more traditional medicine, including the following:

●	Cellular/ Tissue based therapies

●	Adipose-derived stromal vascular fraction
●	Bone marrow-derived stem cell therapies
●	Peripheral blood derived therapies (i.e., platelet rich plasma);
●	Placental-based therapies

●	Technology documented since 1910 for safety and efficacy, tissue processed from human amniotic membrane and fluid, donated by consenting mothers delivering a full-term healthy baby by scheduled Caesarean section, avoiding any ethical or moral concerns, proven safety record, case series documented success in a multitude of systemic and local pathologies

●	Growth factor, cytokine therapies

●	Anti-Aging

●	Supplements

●	Vitamin
●	Mineral
●	Medical foods

●	Weight control
●	Topical lotions and creams for the largest organ the skin

●	Nontraditional medical alternatives

●	Acupuncture
●	Naturopathic
●	Chiropractic

●	Self-directed

●	Meditation
●	Yoga
●	Tai Chi

Currently, patients who desire alternative treatments rely on the following options:

●	Medical Tourism

●	In United States
●	Off-shore United States

●	Central and South America
●	Caribbean
●	Europe

●	Consulting directly with physicians knowledgeable in providing regenerative medical services
●	Unlicensed life coaches

Marijuana Industry Overview:

The legal marijuana industry is the fastest growing industry in America, as total national sales soared to $5.4 billion in 2015, up 17.4% from $4.6 billion in 2014, according to data released by the ArcView Group. The legal market grew another 24% to $6.7 billion in sales in 2016. Combined adult use and medical annual sales are predicted to reach nearly $23 billion nationally by 2020.

Figure 1: Marijuana industry sales and projects through 2020, via ArcView Market Data.

After Pennsylvania and Ohio’s legislature passed comprehensive medical marijuana legislation midway through 2016, and the overwhelming success of another seven marijuana legalization voter initiatives in November 2016, 95% of the U.S. population now lives in states with legal access to some form of medical marijuana.

Medical marijuana use is legal in 21 states and Washington, D.C., for approximately 135 million people. Adult recreational use is legal in another eight states, including Washington, D.C., for an additional 69 million people. Another 15 states have legalized limited, cannabidiol (“CBD”) only medical use, covering a population of 102 million people. CBD is one of the 400+ ingredients found in marijuana and is not psychoactive. A staggering percentage of members of Congress (93%) now represent constituents in markets where some form of marijuana use is legal. Of those, 334 members (276 representatives and 58 senators) or 62%, now represent states that have passed full medical or adult use laws.

Figure 2: A map of the United States showing state by state marijuana laws. Data by New Frontier. Graphic by Canna Advisors

Florida’s Medical Marijuana Industry Overview:

Florida Gov. Rick Scott signed a limited medical marijuana bill into law on June 16, 2014. SB 1030, also known as The Compassionate Medical Cannabis Act of 2014, allows for the limited use of a special strain of cannabidiol (“CBD”) to treat people suffering from epilepsy, cancer and amyotrophic lateral sclerosis (ALS), known as Lou Gehrig’s disease.

The Compassionate Medical Cannabis Act of 2014 charged the Florida Department of Health with overseeing the regulatory infrastructure for medical cannabis in the state. After the Act was signed into law by Governor Scott, the department established the Office of Compassionate Use (“OCU”) to write and implement the department’s rules for medical cannabis, oversee the statewide Compassionate Use Registry, and license Florida businesses to cultivate, process, and dispense medical cannabis to qualified patients. The law originally authorized five organizations to grow and dispense the low-THC marijuana (defined as cannabis which contains 0.8% or less of tetrahydrocannabinol (“THC”) by weight and more than 10% of CBD), one each in northwest Florida, northeast Florida, central Florida, southeast Florida, and southwest Florida. The Office of Compassionate Use accepted applications for dispensary organizations from June 17, 2015 to July 8, 2015. In November 2015, five dispensing organizations were approved. In April 2016, a sixth dispensing organization was approved. In December 2016, a seventh dispensing organization was approved.

Each dispensing organization is required to receive cultivation, processing, and dispensing authorizations before dispensing to patients. Six companies have received cultivation authorization, and are growing cannabis in their facilities around the state. Multiple dispensing organizations have either secured dispensing authorization or are in the final stages of authorization.

On November 8, 2016, Amendment No. 2 was approved by 71% of the Florida voters. The goal of Amendment No. 2 is to alleviate those suffering from medical conditions, such as cancer, epilepsy, glaucoma, positive status for HIV, AIDS, PTSD, ALS, Crohn’s disease, Parkinson’s disease, multiple sclerosis, or other debilitating medical conditions of the same kind or class as or comparable to those enumerated. Amendment No. 2 protects qualifying patients, caregivers, physicians, and medical marijuana dispensaries and their staff from criminal prosecutions or civil sanctions under Florida law (but not under federal law). Under Amendment No. 2, the medical marijuana will not be given to the patient if the physician believes that the medical use of marijuana would likely outweigh the potential health risks for a patient.

Currently, there are seven licensed dispensaries in the Florida and only two of them have been able to open their doors. These dispensaries are only allowed to distribute high-CBD cannabis to people who suffer from cancer and muscle spasms and high-THC cannabis to terminally ill patients (defined as those who are expected to die within one year of diagnosis without “life-sustaining procedures”). The program’s first dispensaries opened and began serving patients in July 2016. Smoking medical cannabis, which does not include use of a vaporizer, is prohibited for both groups of patients.

During a special session of the Florida State Legislature on June 9, 2017, the legislature approved a bill establishing a framework for Amendment No 2.

Highlights of Florida’s expanded medical marijuana bill include the following:

1.	Conditions Covered: Epilepsy, chronic muscle spasms, cancer and terminal conditions were allowed under bills passed in 2014 and 2016. The amendment now includes HIV and AIDS, glaucoma, post-traumatic stress disorder, ALS, Crohn’s disease, Parkinson’s disease, multiple sclerosis and similar conditions.

2.	Patients & Caregivers: Patients and caregivers must be 21 and over. If a patient is a minor, a caregiver must be certified. Both must also receive an identification card. Advocates still would like to see caregivers not subject to penalties if they have to administer marijuana in the case of an emergency.

3.	No Smoking: Smoking medical marijuana remains prohibited despite public demand.

4.	Products: Besides vaping, medical marijuana products can be sold as edibles (as long as it is a food product and does not market or appeal to children), oils, sprays or tinctures. Vaping cartridges, especially whole-flower products, must be in a tamper-proof container.

5.	Patient Supplies: Patients may receive an order for three 70-day supplies before having to visit a doctor again to get re-examined. A physician must recertify a patient at least once every 30 weeks.

6.	No Waiting Period: The requirement that a patient be in the care of a certified doctor for 90 days has been removed. Also, the certification course for doctors has been reduced from eight hours to two.

7.	Snowbirds Welcome: Seasonal residents –those who reside in Florida at least 31 straight days each year, maintain temporary residence and are registered to vote or pay income tax in another state– will be eligible to receive medical marijuana.

8.	More Treatment Centers: There will be 10 additional medical marijuana treatment centers by October 2017. Five will be awarded by August 1, 2017 to nurseries that were narrowly defeated when the original distributors were selected in December 2015. Of the other five that will be awarded by October 2017, one will go to a group of black farmers with citrus growers given preference to two others. By the end of the year there could be as many as 19 treatment centers. There would be a cap of 25 dispensaries per medical marijuana treatment center. As medical marijuana patient registrations increase, new dispensaries will be added: four dispensaries per 100,000 patients.

9.	New License Requirements Relaxed: Instead of a nursery needing to be in business for 30 years, any Florida business that has been operating five or more years and has a medical director on staff can file an application.

10.	Growing Market: There is a cap of 25 retail facilities per medical marijuana treatment center but it allows for four more shops per 100,000 patients with that cap subject to expire in 2020. Four more centers will be licensed per 100,000 patients. The state forecasts 472,000 patients in five years.

11.	No Sales Tax: There will not be a sales tax on medical marijuana products. (Florida does not tax other medications.)

Amendment No. 2 has not been put into effect as of the filing date of this Annual Report. Amendment No. 2 states that laws must be in place by July 3, 2017 and enacted three months later.

Halfway through 2016, only 96 of Florida’s 51,071 total physicians — 0.001% — had completed the education requirement. As of December 2016, the state registry currently had 340 physicians and 1,495 registered patients but state officials anticipate a significant increase once the amendment is implemented. As of March 2017, more than 600 Florida physicians have already completed the eight-hour course.

Current and Future Operations:

Our current strategy is to achieve the following goals and milestones:

●	Research and Development and Product Development:

●	Increase the number of RAAM product offerings for various modalities using proprietary processing, formulas and administration techniques;
●	Engage researchers that bring additional expertise and capacity to develop ongoing research and development and growth opportunities for additional RAAM-related products;
●	Increase the capacity our existing research and manufacturing lab facilities to accommodate additional expansion and product development;
●	Perform clinical based studies associated with our products and ongoing research and seek accelerated approval for each product application in accordance with the 21st Century Cures Act (“Cures Act”) and/or through the granting of an FDA-approved biologics application (“BLA”) to allow products to be lawfully marketed in the United States; and
●	Identify sources of exclusive and superior suppliers of raw materials
●	Acquisition of existing IP consistent with our product expansion strategy

●	Develop and expand the distribution of our internally developed RAAM related products, including the New Amnio Product by:

●	Extending the referral network of Providers;
●	Engaging additional in-house sales personnel;
●	Selectively engaging independent distributors;
●	Marketing Private Label to distributors; and
●	Developing and providing educational programs for Providers regarding our products

●	Develop the MMTC business segment

●	Engage consultants to lobby on behalf of the Company in our efforts to obtain a license to operate MMTC dispensaries;
●	Identify and establish key relationships with growers and processors of cannabis for the purpose of securing reliable and superior supply of products;
●	Develop sources of financing to fund the expected capital needed to comply with the financial requirements of license applicants and to be prepared to timely construct and operate dispensaries once a license is received; and
●	Identify potential partners that might facilitate and/or enhance opportunities to obtain licenses and/or enhance the operation of planned dispensaries.

In connection with the change in control of our Company in June 2015, there was a change in the Company’s management, board of directors and line of business.

The Company incurred a net loss of $(1,253,201) for the fiscal year ended October 31, 2016. In addition, the Company had an accumulated deficit of $(2,113,611) at October 31, 2016. To date, our capital needs have been mostly funded from the private sale of debt and equity to “accredited investors” under Section 4(a)(2) of the Securities Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Services and Products

Since the change in control of our Company in June 2015 and change in the Company’s operations in July 2015, we have been engaged in the health care industry, principally focusing on supplying products and services related to the growing field of regenerative anti-aging medicine (“RAAM”). Our goal is to supply newly designed advanced biologically processed cellular and tissue based products developed from internally based research and development activities and/or from other state-of-the-art RAAM-related products developed by third parties under exclusive supply arrangements and to provide other related services used in the growing health care field of regenerative medicine (“RAAM Products”). We intend to distribute the RAAM Products and market RAAM-related services to Providers, through our newly established in-house sales force and/or through arrangements with independent distributors.

For the period July 2015 through the fiscal year ended October 31, 2016, our main revenue stream was generated from patient referral and product sales through our BD Source and Distribution Corp., General Surgical Florida Inc. (fiscal year ended October 31, 2015 only) and Beyond Cells Corp. subsidiaries. We also generated revenue from our Ethan NY subsidiary beginning December 2015 until June 2016, when the lease for Ethan NY’s sole store location was terminated.

As of February 2017, we had begun manufacturing our first product of several future expected lines of RAAM-related products that are used to treat a variety of musculoskeletal conditions. Prior to February 2017 and for the fiscal year ended October 31, 2016, we obtained supplies of all the RAAM products we sold from third party tissue banks and resold them directly to Providers within our network.

The Company has historically generated revenues from our Bespoke Tricycles, Ltd. subsidiary until October 30, 2015, the date that those operations were discontinued.

Until the generation of adequate revenues from our current RAAM related products, we intend to identify suitable partners and/or additional funding resources to expand our research and development activities to develop topical medications, skin and hair products, injectable and intravenous amnion placental tissue based products, intramuscular approved products that are novel and are FDA cleared technologies and to also develop an accredited tissue bank for a multitude of tissue-based products.

In connection with the new regulations recently enacted as of November 8, 2016 by the Florida state legislature that permits Florida residents to apply to open Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities, the Company formed and capitalized a new 55%-owned subsidiary, Mint Organics, Inc., a Florida corporation, (“Mint Organics”) to explore, develop and to provide products and services in connection with the MMTC activities that we may be licensed to operate.

On February 14, 2017, the Company entered into a participation agreement (“Agreement”) with Mr. Peter Taddeo (“Taddeo”) and Mr. Wayne Rohrbaugh (“Rohrbaugh”), two accredited investors (collectively, the “Investors”) in connection with the Company’s endeavor to obtain a license to dispense medical cannabis in Florida. Pursuant to the Agreement, Taddeo and Rohrbaugh each invested $150,000 in the Company in exchange for the issuance of equity in a newly formed subsidiary, Mint Organics Inc. and other consideration as more fully described below. In connection with the Agreement, $150,000 of the proceeds received from the Investors was obligated to be used to fund the operations of Mint Organics, Inc. and/or Mint Organics Inc.’s newly formed subsidiary Mint Organics Florida, Inc. and the remainder was to be used for working capital of the Company. Mint Organics Inc. will be responsible for exploring and evaluating the various MMTC opportunities within Florida and intends to obtain a license to participate in the necessary and desired MMTC Licensed Activities in the future.

The Company has no estimate on the total costs and time frame that it may actually take to submit and obtain the necessary licenses, or if it will be successful at all. The steps in granting of the licenses and/or potential requirements for prospective MMTC license applicants is not yet determined and the Company is not certain if it will qualify to apply and/or receive a license, including the expectation that prospective applicants will be required to demonstrate that they can meet certain financial and other requirements.

The Company believes that expanding into the MMTC industry and to leverage the growing science and research regarding the regenerative health benefits associated with the use of cannabis, integrates and is complimentary with the Company’s existing operations and strategy to become a leading supplier of newly designed advanced biologically processed cellular and tissue based products and services used in the growing health care field of regenerative medicine.

Market Overview

RAAM Business

The population of the United States and the developed world is getting older and living longer. According to a United States Consensus Bureau’s report, “An Aging World: 2015,” America’s 65-and-over population is projected to nearly double over the next three decades, ballooning from 48 million to 88 million by 2050 and that worldwide, the 65-and-over population will more than double to 1.6 billion by 2050. According to the report, in 2015, 14.9% of the U.S. population was 65 or over and the United States was the 48th oldest country out of 228 countries and areas in the world in 2015. Baby boomers began reaching age 65 in 2011 and by 2050 the older share of the U.S. population will increase to 22.1%.

The world average age of death has increased by 35 years since 1970, with declines in death rates in all age groups, including those aged 60 and older (Source: Institute for Health Metrics and Evaluation, 2013; Mathers et al., 2015). The leading causes of death are shifting, in part because of increasing longevity. Between 1990 and 2013, the number of deaths from non-communicable diseases (NCDs) has increased by 42%; and the largest increases in the proportion of global deaths took place among the population aged 80 and over. An estimated 42.8% of deaths worldwide occur in the population aged 70 and over, with 22.9% in the population aged 80 and over.

Also, according to the Center for Disease Control (“CDC”), “Medical Tourism” (a term commonly used to describe people traveling outside their home country for medical treatment) is a worldwide, multibillion-dollar phenomenon that is expected to grow substantially in the next 5–10 years. Studies have estimated that hundreds of thousands of medical tourists travel from the United States annually and that patients pursue medical care abroad for a variety of reasons, including a desire to receive a procedure or therapy not available in their country of residence. Common categories of procedures that US travelers pursue during medical tourism trips include orthopedic surgery, cosmetic surgery, cardiology (cardiac surgery), oncologic care, and dentistry. Common destinations include Thailand, Mexico, Singapore, India, Malaysia, Cuba, Brazil, Argentina, and Costa Rica.

If we are able to implement our intended business plan, we believe that we will be well situated to address this increased consumer demand for alternative medical treatments.

Medical Marijuana Industry

After Pennsylvania and Ohio’s legislature passed comprehensive medical marijuana legislation midway through 2016, and the overwhelmingly success of another seven marijuana legalization voter initiatives in November 2016, 95% of the U.S. population now lives in states (and the District of Columbia) with legal access to some form of medical marijuana.

Medical use is legal in 21 states and Washington, D.C., for approximately 135 million people. Adult use is legal in another eight states, including Washington, D.C., for an additional 69 million people. Another 15 states have legalized limited, CBD-only medical use, covering a population of 102 million people. A staggering percentage of members of Congress (93%) now represent constituents in markets where some form of marijuana is legal. Of those, 334 members (276 representatives and 58 senators) or 62%, now represent states that have passed full medical or adult use laws.

By 2020, the legal cannabis market in the U.S. is estimated to total $23 billion, according to data released by the ArcView Group and New Frontier.

According to the Florida Department of Health, the state registry now has 16,614 medical marijuana patients. A recent state revenue impact study projects that by 2022, there will be 472,000 medical cannabis patients and $542 million in sales in Florida.

By 2020, the state of Florida could have $1.6 billion in medical marijuana sales — and have a 7.5% share of the overall U.S. legal cannabis market and a 14% share of the U.S. medical marijuana market, according to New Frontier Data and The ArcView Group, firms that specialize in conducting market research of the burgeoning cannabis industry.

If Florida lawmakers and health officials adopt regulations that allow for efficient entry of physicians and patients, flexibility in licenses and permits to serve a growing patient population, and a variety of product forms, then the state could see medical marijuana sales of $10.7 million in 2017, $277.7 million in 2018, $1.1 billion in 2019 and $1.6 billion in 2020, according to the New Frontier and ArcView report.

At $1.6 billion in 2020, Florida would be about half the size of projected market leader California with its estimated $3.3 billion in medical sales, according to the report.

Florida’s projection is dependent on several variables, including moratoriums put in place at the local level and the development of advanced delivery services that would better serve the state’s large elderly population.

Florida is the third most populous state in the United States with a population of 20.3 million. It is the second-fastest growing state behind Texas. With an annual growth rate of 1.64%, the population is expected to reach 26 million by 2030, according to the Bureau of Economic and Business Research at the University of Florida. Florida has the largest percent of people 65 years of age and older among U.S. states. Although the large proportion of elderly population in Florida is a unique element of the state’s medical marijuana market, the sheer size of the state’s population will be a significant driver of the sector’s growth.

Marketing and Sales

Currently, we market our RAAM products and services to a network of Providers through in-house and/or contracted sales personnel and from independent distributors. As of October 31, 2016, we had three sales people who marketed our RAAM products and services by using social media and through our professional relationships. Since October 31, 2016, and in connection with the development of our Regen Anu Rheo product, we have increased our sales force to include a sales manager and have developed relationships with several independent distributors that intend to market our products. We intend in the future to expand our in-house sales force and independent distributors as our available products expand and volumes increase. We also intend to utilize social media outlets attend medical conferences and seminars. We also intend to develop and offer training seminars to provide the best possible information on the latest advances on anti-aging, and regenerative medicine to Providers.

The MMTC business has yet to commence operations. Mint Organics currently has engaged various consultants to assist Mint management in its efforts to obtain a license to operate MMTC centers from the state of Florida. Mint Organics expects that upon receiving a license to operate a MMTC, sales will be generated from point of sale transactions, social media and advertising and from referrals from Providers.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Currently, we purchase raw materials and supplies for our RAAM research and development and the manufacturing of our RAAM placental-related products from unaffiliated third-party laboratories pursuant to purchase orders or distribution agreements (“Supply Arrangements”). The Supply Arrangements are non-exclusive, do not obligate us to purchase minimum volumes and contain customary product pricing and payment terms. We are not dependent on any one supplier. In the event any one or more of our current suppliers are unwilling or unable to sell us required products, we believe that we will be able to purchase similar products from other suppliers with minimal, if any, interruption to our business operations.

The MMTC business has yet to commence operations. Mint Organics intends to acquire the products it will sell upon receiving a license to operate a MMTC from third party growers and processors.

Dependence on One or a Few Major Customers

Our RAAM business is not dependent on any one or more customers. We expect that our customer and consumers will be broad based and throughout the United States and worldwide.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The table below sets forth a summary of our intellectual property rights.

Patents:	None

Patent Applications:	None

Trademarks:	Word Mark: Organicell Use: Non-medicated anti-aging serum; non-medicated skin serums Serial Number: 87311045 Filing Date: January 23, 2017 Owner: Anu Life Sciences, Inc. Status: Live

Trademark Applications:	Word: Regen Anu Rheo Use: Human allograft tissue, human allograft tissue Serial Number: 87438212 Owner: Anu Life Sciences, Inc. Application Date: May 5, 2017 Status: Pending

Word: AnuGenX

Use: Cryopreservation services; cryopreservation of human tissue; providing information regarding cryopreservation and related processes for handling donor tissue

Serial Number: 8743833

Owner: Anu Life Sciences, Inc.

Application Date: May 5, 2017

Status: Pending

Registered Copyrights:	None

Domain Names:	www.bpsrhealth.com www.mint-organics.com

IP Licenses:	None

Pursuant to our employment agreements with our executives, including but not limited to, our Chief Operating Officer, Dr. Bruce Werber, and Chief Technology Officer, Terrell Suddarth, all work product that is created, prepared, produced, authored, edited, amended, conceived or reduced to practice by each executive individually or jointly with others during the period of their employment by the Company and relating in any way to the business or contemplated business, research or development of the Company (regardless of when or where the Work Product is prepared or whose equipment or other resources is used in preparing the same), as well as any and all rights in and to copyrights, trade secrets, trademarks (and related goodwill), patents and other intellectual property rights therein arising in any jurisdiction throughout the world and all related rights of priority under international conventions with respect thereto, including all pending and future applications and registrations therefor, and continuations, divisions, continuations-in-part, reissues, extensions and renewals thereof (collectively, “Intellectual Property Rights”), the sole and exclusive property of the Company. All of the Work Product consisting of copyrightable subject matter shall be deemed “work made for hire” as defined in 17 U.S.C. § 101 and such copyrights are therefore owned by the Company or if not applicable, deemed to be irrevocably assigned to the Company, for no additional consideration. The Intellectual Property Rights in any “Pre-existing Materials” included contained in the Work Product shall be retained by the executive but the executive shall be deemed to have granted to the Company an irrevocable, worldwide, unlimited, royalty-free license to use, publish, reproduce, display, distribute copies of, and prepare derivative works based upon, such Pre-Existing Materials and derivative works thereof. The Company may not assign, transfer and sublicense such rights to others without executive’s consent, other than to a wholly-owned subsidiary of the Company. The executive shall provide written notice to the Company’s Chief Executive Officer therein notifying the Company new intellectual property including the Pre-Existing Materials.

Under the respective employment agreement between the Company and each of Dr. Werber and Mr. Suddarth, in the event the agreement is terminated by the executive for “Good Reason” (as defined in the agreement) or by the Company without “Cause” (as defined in the agreement) or due to the Company not renewing the employment agreement, the Company shall assign all Intellectual Property Rights to the Work Product to the executive; provided, however, the Company shall be entitled to have an exclusive, perpetual, irrevocable, worldwide, unlimited, royalty-based license to use, publish, reproduce, display, distribute copies of, and prepare derivative works based upon, such Work Product materials and derivative works thereof. The royalty payable by the Company for the foregoing license shall be reasonably determined by the executive and Company in good faith and if the parties shall not agree on the royalty fee, such fee shall be established by mediation / arbitration pursuant to the employment agreement.

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

The primary competitive products in this space include other amniotic membrane allografts, tissue-engineered living skin equivalents, and porcine- or bovine-derived collagen matrix products, cadaveric engineered bone grafts, tendon and fascial grafts among others. Our competitors include MiMedix Group, Inc., Organogenesis Inc., TissueTech (“Amniox”), Osiris, and BioD (“dermaSciences”). Additionally, there are a variety of accredited bone and soft tissue banks most notably MFT that we will be competing against, but the demand is very high and expected to grow with the growing baby boomer generation getting older.

Competition in the cannabis industry is growing and becoming intense. Currently there are seven licensed dispensary organizations in Florida. We anticipate that upon the state allowing more licensees, competition will be intensified. We expect that many of our competitors will have more capital and human resources than we do.

Government Regulation

In connection with the Company’s intention to pursue research and development of RAAM-products, the Company will be subject to FDA regulations. We anticipate these regulations will be changed by the FDA in the future, and we intend to develop products expected to satisfy more restrictive regulations. A summary of the current FDA regulations is set forth below:

FDA Premarket Clearance and Approval Requirements

Tissue Products

The products that will be manufactured and processed by the Company are derived from human tissue. As discussed below, some tissue-based products are regulated solely under Section 361 of the Public Health Service Act as human cells, tissues and cellular and tissue-based products, or HCT/Ps, which do not require premarket clearance or approval by the FDA. Other tissue products are regulated as biologics and, in order to be lawfully marketed in the United States, require an FDA-approved BLA.

Though for some of our products this will be changing as the FDA is formulating new guidelines for this industry. Draft guidelines have been published, but the public outcry has been expansive, and the FDA has rescheduled public comment to a larger venue in September 2016.

Products Regulated as HCT/Ps

The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. HCT/Ps that meet the criteria for regulation solely under Section 361 of the Public Health Service Act (so-called “361 HCT/Ps”) are not subject to approval requirements and they are subject to post-market regulatory requirements.

To be a 361 HCT/P, a product generally should meet following criteria:

●	Be minimally manipulated, no structural change, or be mixed with anything;

●	Be intended for homologous use, essentially used for the same purpose that it was used in the donor;

●	Its manufacture must not involve combination with another article, except for water, crystalloids or a sterilizing, preserving or storage agent; and

●	It must not be dependent upon the metabolic activity of living cells for its primary function.

Products Regulated as Biologics- The BLA Pathway

The typical steps for obtaining FDA approval of a BLA to market a biologic product in the U.S. include:

●	Completion of preclinical laboratory tests, animal studies and formulations studies under the FDA’s good laboratory practices regulations;

●	Submission to the FDA of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin and which must include independent Institutional Review Board (“IRB”) approval at each clinical site before the trials may be initiated;

●	Performance of adequate and well-controlled clinical trials in accordance with Good Clinical Practices to establish the safety and efficacy of the product for each indication;

●	Submission to the FDA of a Biologics License Application for marketing the product, which includes, among other things, reports of the outcomes and full data sets of the clinical trials, and proposed labeling and packaging for the product;

●	Satisfactory completion of an FDA Advisory Committee review;

●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with Current Good Manufacturing Practices (“cGMP”) regulations,

Generally, clinical trials are conducted in three phases:

●	Phase I trials typically involve a small number of healthy volunteers and are designed to provide information about the product safety.

●	Phase II trials are conducted in a larger but limited group of patients afflicted with a specific diagnosis in order to determine preliminary efficacy, and to identify possible adverse effects.

●	Dosage studies are designated as Phase IIA and efficacy studies are designated as Phase IIB.

●	Phase III clinical trials are generally large-scale, multi-center, comparative trials conducted with patients who have a specific condition in order to provide statistically valid proof of efficacy, as well as safety and potency.

●	In some cases, the FDA will require Phase IV, or post-marketing trials, to collect additional data after a product is on the market.

The process of obtaining an approved BLA requires the expenditure of substantial time, effort and financial resources and may take years to complete.

FDA Post-Market Regulation

Tissue processors are required to register as an establishment with the FDA. We intend on becoming a registered establishment, and be accredited by the American Association of Tissue Banks (“AATB”). Once we are registered we will be required to comply with regulations regarding labeling, record keeping, donor eligibility, and screening and testing, process the tissue in accordance with established Good Tissue Practices, and report any adverse reactions attributed to our tissue. Our facilities will be subject to periodic inspections to assess our compliance with the regulations.

Products covered by a BLA, 510(k) clearance, or a PMA are subject to numerous additional regulatory requirements, which include, among others, compliance with cGMP, which imposes certain procedural, substantive and record keeping requirements, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, and additional adverse event reporting.

Other Regulation Specific to Tissue Products

The AATB, has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become licensed, tissue bank.

21st Century Cures Act

During December 2016, President Obama signed the 21st Century Cures Act (the “Act”) into law. The Act includes many provisions that aim to speed up the process of bringing new drugs and devices to market. One of the Act’s most significant amendments to the Federal Food, Drug and Cosmetic Act will allow the FDA to grant accelerated approval to regenerative medicine products, while also providing the Agency with wide discretion on creating new approaches to regenerative medicine. This legislative development is the result of increased pressure from patients and other stakeholders to move regenerative medicine advancements more quickly from the lab into the clinic.

Specifically, the new accelerated approval pathway authorized by the Act allows certain regenerative medicine products to be designated as “regenerative advanced therapy” and become eligible for priority review by FDA. To qualify for this pathway, the product must be aimed at a serious disease and have the potential to deal with currently unmet medical needs. It must also meet the Act’s new definition of a regenerative advanced therapy, which is defined as “cell therapy, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, except for those regulated solely under section 361 of the Public Health Service Act.” This broad definition would seem to encompass the majority of regenerative medicine products known to be currently in the development stages.

As with the existing accelerated approval pathway for drugs and biologics, this new regulatory pathway would allow a regenerative medicine product to be approved for marketing based on surrogate or intermediate clinical trial endpoints rather than longer term clinical outcomes. The use of such endpoints can decrease the number, duration, and complexity of clinical trials that are needed to prove a longer-term outcome. Subsequently, a sponsor would have to conduct confirmatory clinical trials to ensure that the surrogate or intermediate endpoint was in fact predictive of patients’ clinical response to the product, otherwise the accelerated approval could be withdrawn.

The Act also requires FDA to work with the National Institute of Standards and Technology (“NIST”) and other stakeholders to develop standards and consensus definitions for regenerative medicine products. Such standards are expected to play a large role in advancing this nascent industry by allowing companies to rely on FDA-recognized standards, rather than creating and validating their own as is the case today.

The Act attempts to create a research network and a public-private partnership to assist developers in generating definitive evidence about whether their proposed therapies indeed provide clinical benefits that are hoped for. The Act also requires FDA to track and report the number and type of applications filed for regenerative medicine products, including the number of products approved through the new accelerated approval pathway. The law also includes provisions that require FDA to publish guidance on how it will design and implement an approval process for regenerative medicine devices.

Fraud, Abuse and False Claims

We are directly and indirectly subject to various federal and state laws governing relationships with healthcare providers and pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. (See 42 U.S.C. § 1320a-7b). Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) has issued a series of regulations, known as the “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute.

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

Manufacturing (Processing)

During November 2016, we opened our first placental tissue bank processing laboratory in Miami, Florida. On June 20, 2017, we relocated our placental tissue bank processing laboratory to a larger “good manufacturing practice” (“GMP”) laboratory in Sunrise, Florida. We intend to seek American Association Blood Banks (“AABB”) or AATB accreditation by end of 2017. We are registered with the FDA as a tissue establishment and are subject to the FDA’s quality system regulations, state regulations, and regulations promulgated by the European Union. Our facilities are expected to be subject to periodic unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies.

Placental Donation Program

Currently we purchase placental tissue that is used in our minimally manipulated 361 compliant process to produce allografts to be used in regenerative therapy specialties. Depending on the expected reliability of placental supplies to meet our future processing needs, we expect to develop a comprehensive network of hospitals that participate in our placenta donation program, including a dedicated staff that works at these hospitals, collecting donated placentas from mothers who undergo Cesarean section births and consent to donation. We expect to be able to procure an adequate supply of tissue to meet anticipated demand.

Medical Marijuana Industry

Establishing an operating dispensary or cultivation center requires governmental approval, usually at the local and state levels. Such approval is obtained through a complex licensing process that, in most cases, is newly adopted by the states or local municipalities. We monitor these new and changing regulations. The regulatory framework includes a rule-making procedure with a period for public comment. This is traditionally followed by draft rules posted by the department of health for the state or other consumer affairs department charged by the state to facilitate the impending dispensary program.

The Controlled Substances Act (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense marijuana. Many states impose and enforce similar prohibitions. In 2014, the then U.S. Department of Justice Deputy Attorney General James M. Cole issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning marijuana enforcement under the CSA. The Cole Memo guidance applies to all of DOJ’s federal enforcement activity, including civil enforcement and criminal investigations and prosecutions, concerning marijuana in all states.

The Cole Memo reiterated Congress’s determination that marijuana is a dangerous drug and that the illegal distribution and sale of marijuana is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo noted that DOJ is committed to enforcement of the CSA consistent with those determinations. It also notes that DOJ is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provided guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities (the “Cole Memo priorities”):

●	Preventing the distribution of marijuana to minors;

●	Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs, and cartels;

●	Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;

●	Preventing state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

●	Preventing violence and the use of firearms in the cultivation and distribution of marijuana;

●	Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;

●	Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and

●	Preventing marijuana possession or use on federal property.

Concurrently with this FinCEN guidance, Deputy Attorney General Cole issued supplemental guidance directing that prosecutors also consider these enforcement priorities with respect to federal money laundering, unlicensed money transmitter, and BSA offenses predicated on marijuana-related violations of the CSA.

Providing Financial Services to Marijuana-Related Businesses

On February 14, 2014, the U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) provided guidance to financial institutions to clarify how they can provide services to marijuana- related businesses consistent with their BSA obligations. In general, the decision to open, close, or refuse any particular account or relationship should be made by each financial institution based on a number of factors specific to that institution. These factors may include its particular business objectives, an evaluation of the risks associated with offering a particular product or service, and its capacity to manage those risks effectively. Thorough customer due diligence is a critical aspect of making this assessment.

As part of its customer due diligence, a financial institution should consider whether a marijuana-related business implicates one of the Cole Memo priorities or violates state law. This is a particularly important factor for a financial institution to consider when assessing the risk of providing financial services to a marijuana-related business. Considering this factor also enables the financial institution to provide information in BSA reports pertinent to law enforcement’s priorities. A financial institution that decides to provide financial services to a marijuana-related business would be required to file suspicious activity reports (“SARs”) as described below. The obligation to file a SAR is unaffected by any state law that legalizes marijuana-related activity. A financial institution is required to file a SAR if, consistent with FinCEN regulations, the financial institution knows, suspects, or has reason to suspect that a transaction conducted or attempted by, at, or through the financial institution: (i) involves funds derived from illegal activity or is an attempt to disguise funds derived from illegal activity; (ii) is designed to evade regulations promulgated under the BSA, or (iii) lacks a business or apparent lawful purpose. Because federal law prohibits the distribution and sale of marijuana, financial transactions involving a marijuana-related business would generally involve funds derived from illegal activity. Therefore, a financial institution is required to file a SAR on activity involving a marijuana-related business (including those duly licensed under state law), in accordance with this guidance and FinCEN’s suspicious activity reporting requirements and related thresholds.

Currency Transaction Reports and Form 8300’s

Financial institutions and other persons subject to FinCEN’s regulations must report currency transactions in connection with marijuana-related businesses the same as they would in any other context, consistent with existing regulations and with the same thresholds that apply. For example, banks and money services businesses would need to file CTRs on the receipt or withdrawal by any person of more than $10,000 in cash per day. Similarly, any person or entity engaged in a non-financial trade or business would need to report transactions in which they receive more than $10,000 in cash and other monetary instruments for the purchase of goods or services on FinCEN Form 8300 (Report of Cash Payments Over $10,000 Received in a Trade or Business).

Research and Development Activities

For the fiscal year ended October 31, 2015, we spent $0 in connection with research and development activities. For the fiscal year ended October 31, 2016, we spent $36,256 in connection with the establishment of our current lab facilities and purchase of supplies to be used in our research and development activities. Since October 2016, we have spent additional money to complete the installation of our lab facilities and for the purchase of supplies to be used in our research and development activities. In February 2017, we successfully completed development and validation of our first product that we intend to manufacture and commercially deploy. Our ability to continue research and development is dependent on the our ability to generate sufficient working capital. Our intention is to dedicate the necessary cash resources towards our funding of research and development activities in order to build out our laboratories, tissue bank, produce our products over the next 12-18 months and to perform clinical studies in connection with our products developed.

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

Employees

At October 31, 2016, we had one full-time employee, Mr. Albert Mitrani, our President and Chief Executive Officer. We also engaged Dr. Maria Ines Mitrani, Mr. Mitrani’s wife, and one other person as consultants, each assisting with administration services and sales. Prior to October 31, 2016, we also engaged an outside consultant for accounting and bookkeeping services. Subsequent to October 31, 2016, the Company has hired four additional executive officers and engaged the two aforementioned consultants as full-time employees. In addition, we hired an additional administrative person to provide bookkeeping services and a consultant to serve as our sales manager. There are no collective bargaining agreements.

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

Corporate History and Change in Control

The Company was incorporated in the state of Nevada on August 9, 2011 as Bespoke Tricycles Inc. for the purpose of designing, manufacturing, and selling vending tricycles for commercial customers. On August 10, 2011, the Company purchased all of the issued and outstanding shares of Bespoke Tricycles, Ltd., a company organized under the laws of England and Wales, from John Goodhew, the Company’s then sole officer and director, in exchange for shares of our common stock. Also on August 10, 2011, the Company purchased all of the assets from Mr. Goodhew related to its business, including notably a UK patent application for our foldable/collapsible tricycle. Through its then wholly-owned subsidiary, Bespoke Tricycles, Ltd., the Company manufactured vending tricycles.

On June 24, 2015, Albert Mitrani, our Chairman, Chief Executive Officer and President, purchased an aggregate of 135,000,000 shares of common stock of Bespoke Tricycles, Inc. from John Goodhew, representing approximately 87.8% of the then issued and outstanding shares of the Company on a fully-diluted basis and constituting a change in control of the Company. The transaction was in accordance with the terms and provisions of the stock purchase agreement, dated May 29, 2015 (“Mitrani Purchase Agreement”), by and among the Company, Mr. Mitrani and Mr. Goodhew. The purchase price of $40,000 for the shares was paid by Mr. Mitrani to Mr. Goodhew on June 24, 2016. In connection with the execution and delivery of the Mitrani Purchase Agreement, as of May 29, 2015, Mr. Goodhew resigned as the sole officer of the Company and appointed Albert Mitrani to the Board of Directors and as the sole officer of the Company. Mr. Goodhew remained on the Board of Directors of the Company.

On August 6, 2015, Mr. Mitrani returned 60,120,000 shares of common stock of the Company to the Company for cancellation. As a result, Mr. Mitrani’s ownership was 74,880,000 shares of common stock of the Company, representing approximately 80% of the 93,600,000 shares of common stock issued and outstanding on such date.

On September 1, 2015, the Company filed a Certificate of Amendment with the Secretary of State of Nevada therein changing its name to Biotech Products Services and Research, Inc. and increasing the amount of authorized common stock from 90 million (90,000,000) shares to 250 million (250,000,000) shares. The amount authorized “blank check” preferred stock remained 10 million (10,000,000) and the par value of the common stock and preferred stock remained $0.001 per share.

On September 17, 2015, the Company completed an eighteen-for-one (18:1) forward split of the Company’s issued and outstanding common stock. Unless otherwise noted, the disclosure in this Annual Report on Form 10-K, including the consolidated audited financial statements contained herein, reflect a retroactive adjustment for the forward stock split. The forward stock split had no effect on the authorized capital stock of the Company.

On June 6, 2017, pursuant to the Nevada Revised Statutes and the Bylaws of the Company, the Board of Directors of the Company and the stockholders holding the Company’s outstanding Series A Preferred Stock, having the voting equivalency of 80% of the outstanding capital stock, approved the filing of an amendment to the Articles of Incorporation of the Company to increase the authorized amount of Common Stock from 250,000,000 to 750,000,000, without changing the par value of the Common Stock or authorized number and par value of “blank check” Preferred Stock. On June 19, 2017, the Company filed a Definitive 14C with the SEC regarding the corporate action. On June 22, 2017, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effectuate the corporate action on July 10, 2017.

Discontinued Operations

On October 30, 2015, the Company, entered into a stock purchase agreement (the “Goodhew Purchase Agreement”) with John Goodhew, the Company’s former officer and then current director, pursuant to which all of the shares of Bespoke UK were transferred to Mr. Goodhew in consideration for $10. As a result of such sale, the Company ceased its business line of designing, manufacturing, and selling vending tricycles. The Goodhew Purchase Agreement contained customary representations, warranties and covenants for a transaction of this nature. In connection with the Goodhew Purchase Agreement, Mr. Goodhew resigned from the Company’s board of directors.

On September 3, 2015, Ethan NY entered into a five-year lease agreement (“Ethan Lease”) for a store located in New York City, New York (“Leased Premises”). The Ethan Lease commenced on October 1, 2015. During June 2016, Ethan NY exited from its Leased Premises. Ethan NY did not make any of the required minimum monthly lease payments as required. During August 2016, Ethan NY received confirmation that the Leased Premises had been leased to another tenant. As a result of the termination of the Ethan Lease, the Company ceased its business of selling clothing and accessories through a retail store in New York City.

Implications of Emerging Growth Company Status

As a company with less than $1 billion in revenue in our last fiscal year, we are defined as an “emerging growth company” under the Jumpstart Our Business Startups (the “JOBS Act”). We will retain “emerging growth company” status until the earliest of:

●	the last day of the fiscal year during which our annual revenues are equal to or exceed $1 billion;

●	the last day of the fiscal year following the fifth anniversary of our first sale of common stock pursuant to a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”);

●	the date on which we have issued more than $1 billion in nonconvertible debt in a previous three-year period; or

●	the date on which we qualify as a large accelerated filer under Rule 12b-2 adopted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (i.e., an issuer with a public float of $700 million that has been filing reports with the U.S. Securities and Exchange Commission (“SEC”) under the Exchange Act for at least 12 months).

As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to SEC reporting companies. For so long as we remain an emerging growth company we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Wall Street Reform and Consumer Protection Act of 2002;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder non-binding advisory votes;

●	submit for stockholder approval golden parachute payments not previously approved;

●	disclose certain executive compensation related items, as we will be subject to the scaled disclosure requirements of a smaller reporting company with respect to executive compensation disclosure; and

●	present more than two years of audited financial statements and two years of selected financial data in a registration statement for our initial public offering of our securities.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates. Section 107 of the JOBS Act provides that our decision to opt into the extended transition period for complying with new or revised accounting standards is irrevocable.

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

If any of the following or other risks materialize, the Company’s business, financial condition, and results of operations could be materially adversely affected which, in turn, could adversely impact the value of our securities. In such a case, investors in our securities could lose all or part of their investment.

Prospective investors should consider carefully whether an investment in the Company is suitable for them in light of the information contained in this Report and the financial resources available to them. The risks described below do not purport to be all the risks to which the Company could be exposed. This section is a summary of certain risks and is not set out in any particular order of priority. They are the risks that we presently believe are material to the operations of the Company. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair the Company’s business, financial condition or results of operations.

Risks Related to Our Business

We have limited cash on hand and there is substantial doubt as to our ability to continue as a going concern.

The Company incurred a net loss of $1,253,201 for the fiscal year ended October 31, 2016. In addition, the Company had an accumulated deficit of $2,113,611 at October 31, 2016. In their report for the fiscal year ended October 31, 2016, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

We have a limited operating history upon which investors can evaluate our future prospects.

In connection with the change in control of our Company in June 2015, there was a change in the Company’s management, board of directors and line of business. Therefore, we have limited operating history upon which an evaluation of our current business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results could be materially and adversely affected.

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

We depend upon our officers and key personnel, the loss of which could seriously harm our business.

Our operating performance is substantially dependent on the continued services of our executive officers and key employees, in particular, Albert Mitrani, our President and Chief Executive Officer; Dr. Bruce Werber, our Chief Operating Officer; Ian T. Bothwell, our Chief Financial Officer; and Terrell Suddarth, our Chief Technology Officer. The unexpected loss of the services of any of them could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

We may not be able to compete successfully with current and future competitors.

We have many potential competitors in the regenerative medicine industry and the cannabis industry. We will compete, in our current and proposed businesses, with other established companies, most of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our intended markets and be able to compete profitably, if at all. In addition to established competitors, there are moderate obstacles for competitors to enter this market, but they are not insurmountable if they have the financial resources and intellectual team. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including, but not limited to, larger staffs, greater name recognition, larger and established customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to industry dynamics, evolving standards and competitors’ innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could fatally damage our business and chances for success.

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

In the event of default under our 10% OID Convertible Note issued on March 29, 2017, the assets of the Company and Subsidiaries pledged as collateral under the Security Agreement could be foreclosed upon by the Purchasers.

On March 29, 2017, the Company entered into a Securities Purchase Agreement (the “SPA”), with an unaffiliated “accredited investor” (the “Agent”), Dr. Bruce Werber, the Company’s Chief Operating Officer and a member of the Board of Directors of the Company (“Werber”), and Ian T. Bothwell, the Company’s Chief Financial Officer and member of the Board of Directors (“Bothwell”) (each, including its successors and assigns, a “Purchaser” and collectively, the “Purchasers”). The transactions contemplated by the SPA were consummated on April 3, 2017. Pursuant to the SPA, the Purchasers purchased a 10% Original Issue Discount Convertible Secured Promissory Note and Guarantee in the principal amount of up to $1,666,667, corresponding to a subscription amount of up to $1,500,000 (the “Note”). The purchase of the Note is to occur in several tranches (each a “Tranche”) pursuant to the terms and conditions of the SPA. In connection with the Note, the Company and its subsidiaries pledged all of their assets as collateral. In the event of a default under the SPA, Note or other transaction documents, the Purchasers could foreclose on some or all of our assets. If the Purchasers forecloses on our assets, our business would be materially and most likely irreparably adversely affected. Also, because all our assets are pledged to the Purchasers under the Note by a first priority security lien, our ability to get additional investors or financing could be hindered due to their unwillingness or inability in invest in or loan money to, as the case may be, to an entity with encumbered assets. This could prevent us from raising capital to implement our business plan and could adversely affect the value of our securities, including the Common Stock.

Our success in the medical marijuana industry is dependent on Florida allowing more dispensaries.

Through our subsidiary, Mint Organics, Inc., we intend to explore, develop and to provide products and services in connection with the MMTC activities. Our development in the medical marijuana market is dependent upon continued legislative authorization of marijuana at the Florida state level for medical purposes and based on the specifics of the legislation passed in Florida and authorizing additional dispensaries. Any number of factors could slow or halt progress. Any one of these factors could slow or halt the progress and adoption of marijuana for medical purposes, which would limit the market for our medical marijuana endeavors and negatively impact our business model.

The medical marijuana industry faces strong opposition.

The medical marijuana industry could face a material threat from the pharmaceutical industry should marijuana displace other drugs or simply encroach upon the pharmaceutical industry’s market share for compounds such as marijuana and its component parts. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical industry makes in halting or rolling back the medical marijuana movement could have a detrimental impact on the market for our products and thus on our business, operations and financial condition.

We may have a difficult time obtaining the various insurances that are desired to operate our medical marijuana business, which may expose us to additional risk and financial liabilities.

Insurance that is otherwise readily available, such as workers’ compensation, general liability, and directors’ and officers’ insurance, is more difficult for us to find and more expensive, for companies operating in the regulated medical-use cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

FDA regulation of medical-use cannabis and the possible registration of facilities where medical-use cannabis is grown could negatively affect the medical-use cannabis industry, which would directly affect our financial condition.

Should the federal government legalize cannabis for medical-use, it is possible that the U.S. Food and Drug Administration, or the FDA, would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including certified good manufacturing practices, or cGMPs, related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical-use cannabis industry, including what costs, requirements and possible prohibitions may be enforced.

Assets leased to cannabis businesses may be forfeited to the federal government.

Any assets used in conjunction with the violation of federal law are potentially subject to federal forfeiture, even in states where cannabis is legal. If the federal government decides to initiate forfeiture proceedings against cannabis businesses such as the medical-use cannabis facilities that we intend to acquire, our investment in those properties may be lost.

Laws and regulations affecting the regulated cannabis industry are constantly changing, which could materially adversely affect our proposed operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

We may be required to borrow funds in the future.

If the Company incurs indebtedness, a portion of its cash flow will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair the Company’s operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of the Company’s stockholders. A judgment creditor would have the right to foreclose on any of the Company’s assets resulting in a material adverse effect on the Company’s business, operating results or financial condition.

Currently the Company has limited assets which could be used as collateral in obtaining future borrowings. Because of the Company’s inability to provide lenders with collateral and a limited history of successful operations, the Company may not be successful in its efforts to obtain additional funds though borrowings and as a result may not be able to fund required costs of operations.

Our growth depends on external sources of capital, which may not be available on favorable terms or at all.

Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions and the market’s perception of our current and potential future earnings. If general economic instability or downturn leads to an inability to borrow at attractive rates or at all, our ability to obtain capital to finance the purchase of real estate assets could be negatively impacted. In addition, banks and other financial institutions may be reluctant to enter into lending transactions with companies engaged in the medical-use cannabis industry. If this source of funding is unavailable to us, our levered return on the properties we purchase may be lower.

If we are unable to obtain capital on terms and conditions that we find acceptable, we likely will have to scale back our business operations. In addition, our ability to refinance all or any debt we may incur in the future, on acceptable terms or at all, is subject to all of the above factors, and will also be affected by our future financial position, results of operations and cash flows, which additional factors are also subject to significant uncertainties, and therefore we may be unable to refinance any debt we may incur in the future, as it matures, on acceptable terms or at all. All of these events would have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Management has prepared projections regarding the Company’s anticipated financial performance. The Company’s projections are hypothetical and based upon a presumed financial performance of the Company, the addition of a sophisticated and well-funded marketing plan, and other factors influencing the business of the Company. The projections are based on Management’s best estimate of the probable results of operations of the Company, based on present circumstances, and have not been reviewed by the Company’s independent accountants. These projections are based on several assumptions, set forth therein, which Management believes are reasonable. Some assumptions upon which the projections are based, however, invariably will not materialize due to the inevitable occurrence of unanticipated events and circumstances beyond Management’s control. Therefore, actual results of operations will vary from the projections, and such variances may be material. Assumptions regarding future changes in sales and revenues are necessarily speculative in nature. In addition, projections do not and cannot take into account such factors as general economic conditions, unforeseen regulatory changes, the entry into the Company’s market of additional competitors, the terms and conditions of future capitalization, and other risks inherent to the Company’s business. While Management believes that the projections accurately reflect possible future results of the Company’s operations, those results cannot be guaranteed.

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

We have no present plans for any specific acquisition. However, in the event that we make acquisitions in the future, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions, mergers and other similar transactions are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired products, services or operations;

●	the potential disruption of the ongoing businesses and distraction of our Management and the management of acquired companies;

●	the difficulty of incorporating acquired rights or products into our existing business;

●	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

●	the effect of any government regulations which relate to the business acquired; and

●	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

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

The Company’s business plans may change significantly. The Company’s potential business endeavors are capital intensive. Management believes that the Company’s chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of the Company’s principals and advisors. Management reserves the right to make significant modifications to the Company’s stated strategies depending on future events.

We may engage in transactions that present conflicts of interest.

The Company’s officers and directors may enter into agreements with the Company from time to time which may not be equivalent to similar transactions entered into with an independent third party. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While we believe that it will take prudent steps to ensure that all transactions between the Company and any officer or director is fair, reasonable, and no more than the amount it would otherwise pay to a third party in an “arms’-length” transaction, there can be no assurance that any transaction will meet these requirements in every instance.

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

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

●	The announcement or introduction of new products by our competitors;

●	Failure of Government and private health plans to adequately and timely reimburse the users of our products;

●	Removal of our products from the Federal Supply Schedule or change in the prices that Government accounts will pay for our products;

●	Our ability to upgrade and develop our systems and infrastructure to accommodate growth;

●	Our ability to attract and retain key personnel in a timely and cost effective manner;

●	The amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

●	Regulation by Federal, State or Local Governments; and

●	General economic conditions as well as economic conditions specific to the healthcare industry.

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

The utilization of human tissue creates the potential for transmission of communicable disease, including, but not limited to, HIV, viral hepatitis, syphilis and other viral, fungal or bacterial pathogens. We are required to comply with federal and state regulations intended to prevent communicable disease transmission.

Although we maintain strict quality controls over the procurement and processing of our tissue, there is no assurance that these quality controls will be adequate. In addition, negative publicity concerning disease transmission from other companies’ improperly processed donated tissue could have a negative impact on the demand for our products.

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

Our success depends on the extent to which reimbursement for the costs of our products and related treatments will be available from third party payers, such as public and private insurers and health systems. Government and other third-party payers attempt to contain healthcare costs by limiting both coverage and the level of reimbursement of new products. Therefore, significant uncertainty usually exists as to the reimbursement status of new healthcare products. A significant number of public and private insurers and health systems currently do not provide reimbursement for our products. If we are not successful in obtaining adequate reimbursement for our products from these third-party payers, the market’s acceptance of our products could be adversely affected. Inadequate reimbursement levels also likely would create downward price pressure on our products. Even if we do succeed in obtaining widespread reimbursement for our products, future changes in reimbursement policies could have a negative impact on our business, financial condition and results of operations.

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

We believe physicians will only adopt our products if they determine, based on experience, clinical data and published peer reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to conventional methods. Physicians may be slow to change their medical treatment practices for the following reasons, among others:

●	Their lack of experience with prior procedures in the field using our products;

●	Lack of evidence supporting additional patient benefits and our products over conventional methods;

●	Perceived liability risks generally associated with the use of new products and procedures;

●	Limited availability of reimbursement from third party payers; and

●	The time that must be dedicated to training.

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

Any infringement claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents in such claim were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling any product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or other intellectual property or are able to design around the patent or other intellectual property. We may be unable to obtain such a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, or selling products, and could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

We may be subject to damages resulting from claims that we, our employees, or our independent contractors have wrongfully used or disclosed alleged trade secrets of others.

Some of our employees were previously employed at other medical device or tissue companies. We may also hire additional employees who are currently employed at other medical device or tissue companies, including our competitors. Additionally, consultants or other independent agents with which we may contract may be or have been in a contractual arrangement with one or more of our competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or independent contractors have used or disclosed any party’s trade secrets or other proprietary information. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail to defend such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to market existing or new products, which could severely harm our business.

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

The products we manufacture and process are derived from human tissue. The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. HCT/Ps that meet the criteria for regulation solely under Section 361 of the Public Health Service Act (so-called “361 HCT/Ps”) are not subject to any premarket clearance or approval requirements and are subject to less stringent post-market regulatory requirements.

If a product is deemed not to be a 361 HCT/P, FDA regulations will require premarket clearance or approval requirements that will involve significant time and cost investments by the Company. Further, there can be no assurance that the FDA will not, at some future point, change its position on current or future products’ 361 HCT/P status, and any regulatory reclassification could have adverse consequences for us and make it more difficult or expensive for us to conduct our business by requiring premarket clearance or approval and compliance with additional post-market regulatory requirements with respect to those products. Moreover, increased regulatory scrutiny within the industry in which we operate could lead to increased regulation of HCT/Ps, including 361 HCT/Ps. We also cannot assure you that the FDA will not impose more stringent definitions with respect to products that qualify as 361 HCT/Ps.

See “Government Regulation” in Item 1 for a discussion of 361 HCT/Ps and the FDA’s position on our products. If the FDA does allow the Company to continue to market a micronized form of its sheet allografts without a biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions, such as labeling restrictions and compliance with cGMP. Although the Company is preparing for these requirements in connection with its pursuit of a BLA for certain of its micronized products, earlier compliance with these conditions would require significant additional time and cost investments by the Company. It is also possible that the FDA will not allow the Company to market any form of a micronized product without a biologics license even prior to finalization of the draft guidance documents and could even require the Company to recall its micronized products.

Obtaining and maintaining the necessary regulatory approvals for certain of our products will be expensive and time-consuming and may impede our ability to fully exploit our technologies.

The process of obtaining regulatory clearances or approvals to market a biologic or medical device from the FDA or similar regulatory authorities outside of the United States is costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, or at all. As discussed above, we intend to pursue approval of a BLA for certain of our micronized products. Additionally, the FDA may take the position that some of the other products that we currently market require a BLA as well. Some of the future products and enhancements to our current products that we expect to develop and market may require marketing clearance or approval from the FDA. There can be no assurance, however, that clearance or approval will be granted with respect to any of our products or enhancements or that FDA review will not involve delays that would adversely affect our ability to market such products or enhancements.

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

As discussed above, the FDA has specific regulations governing our tissue-based products, or HCT/Ps. The FDA has broad post-market and regulatory and enforcement powers. The FDA’s regulation of HCT/Ps includes requirements for registration and listing of products, donor screening and testing, processing and distribution (“Current Good Tissue Practices”), labeling, record keeping and adverse-reaction reporting, and inspection and enforcement.

Biologics and medical devices are subject to even more stringent regulation by the FDA. Even if pre-market clearance or approval is obtained, the approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, may require warnings to accompany the product or impose additional restrictions on the sale and/or use of the product. In addition, regulatory approval is subject to continuing compliance with regulatory standards, including the FDA’s quality system regulations.

If we fail to comply with the FDA regulations regarding our tissue products or medical devices, the FDA could take enforcement action, including, without limitation, any of the following sanctions and the manufacture of our products or processing of our tissue could be delayed or terminated:

●	Untitled letters, warning letters, fines, injunctions, and civil penalties;
●	Recall or seizure of our products;
●	Operating restrictions, partial suspension or total shutdown of production;
●	Refusing our requests for clearance or approval of new products;
●	Withdrawing or suspending current applications for approval or approvals already granted;
●	Refusal to grant export approval for our products; and
●	Criminal prosecution.

It is likely that the FDA’s regulation of HCT/Ps will continue to evolve in the future. Complying with any such new regulatory requirements may entail significant time delays and expense, which could have a material adverse effect on our business. The AATB has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become an accredited tissue bank. In addition, some states have their own tissue banking regulations.

In addition, procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (“NOTA”), which prohibits the transfer of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks, hospitals and physicians for their services associated with the recovery, storage and transportation of donated human tissue. Although we have independent third party appraisals that confirm that reasonableness of the service fees we pay, if we were to be found to have violated NOTA’s prohibition on the sale or transfer of human tissue for valuable consideration, we would potentially be subject to criminal enforcement sanctions, which could materially and adversely affect our results of operations.

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

Our relationships with physicians, hospitals and other healthcare providers are subject to scrutiny under various federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. Healthcare fraud and abuse laws are complex, and even minor, inadvertent violations can give rise to claims that the relevant law has been violated. Possible sanctions for violation of these fraud and abuse laws include monetary fines, civil and criminal penalties, exclusion from federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs, workers’ compensation programs and TRICARE (the healthcare system administered by or on behalf of the U.S. Department of Defense for uniformed services beneficiaries, including active duty and their dependents, retirees and their dependents), and forfeiture of amounts collected in violation of such prohibitions. Certain states have similar fraud and abuse laws, imposing substantial penalties for violations. Any Government investigation or a finding of a violation of these laws would likely result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations.

Anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid or other Government-sponsored healthcare programs. We will enter into consulting agreements, speaker agreements, research agreements and product development agreements with physicians, including some who may order our products or make decisions to use them. In addition, some of these physicians own our stock, which they purchased in arm’s length transactions on terms identical to those offered to non-physicians, or received stock awards from us as consideration for services performed by them. While these transactions were structured with the intention of complying with all applicable laws, including state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties. As discussed above, we have incorporated the AdvaMed code principles into our relationships with healthcare professionals under our consulting agreements, and our policies regarding payment of travel and lodging expenses, research and educational grant procedures and sponsorship of third-party conferences. In addition, we have conducted training sessions on these principles. However, there can be no assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws or that one or more of our employees or agents will not disregard the rules we have established. Because our strategy relies on the involvement of physicians who consult with us on the design of our products, perform clinical research on our behalf or educate the market about the efficacy and uses of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with physicians who refer or order our products to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws. This could harm our reputation and the reputations of the physicians we engage to provide services on our behalf. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally-funded healthcare programs, including Medicare and Medicaid, for non-compliance.

The Federal False Claims Act (“FCA”) imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the U.S. Government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The FCA also allows a private individual or entity with knowledge of past or present fraud against the Federal Government to sue on behalf of the Government to recover the civil penalties and treble damages. The U.S. Department of Justice (“DOJ”) on behalf of the Government has previously alleged that the marketing and promotional practices of pharmaceutical and medical device manufacturers, including the off-label promotion of products or the payment of prohibited kickbacks to doctors, violated the FCA, resulting in the submission of improper claims to federal and state healthcare entitlement programs such as Medicaid. In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

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

Marijuana remains illegal under federal law.

Marijuana remains illegal under federal law. It is a Schedule-I controlled substance. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana preempts state laws that legalize its use for medicinal purposes. Presently, despite federal law, many states are maintaining existing laws and passing new ones in this area. A change in the federal attitude towards enforcement could cripple the industry.

Adverse actions taken by the federal government may lead to delays on our business operations, disruptions to our revenue streams, losses of substantial assets, and substantial litigation expenses. Furthermore, the medical marijuana industry is our primary target market, and if this industry were unable to operate, we would lose the majority of our potential clients, which would have a negative impact on our business, operations and financial condition.

We and people and businesses that we do business with may have difficulty accessing the service of banks, which may make it difficult for them to purchase our products and services.

The use of marijuana is illegal under federal law. Therefore, there is a compelling argument that banks cannot accept for deposit funds from the drug trade and therefore cannot do business with clients that traffic in marijuana, and clinic operators often have trouble finding a bank willing to accept their business. On February 14, 2014, the U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) released guidance to banks “clarifying Bank Secrecy Act (“BSA”) expectations for financial institutions seeking to provide services to marijuana-related businesses.” While these are positive developments, there can be no assurance this legislation will be successful, or that, even with the FinCEN guidance, banks will decide to do business with medical marijuana retailers, or that, in the absence of actual legislation, state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law. The inability of potential clients in our target markets to open accounts and otherwise use the services of banks may make it difficult for such potential clients to purchase our products and services and could materially harm our business.

We may have difficulty accessing bankruptcy courts.

As discussed above, the use of marijuana is illegal under federal law. Therefore, there is a compelling argument that the federal bankruptcy courts cannot provide relief for parties who engage in the marijuana or marijuana-related businesses. Recent bankruptcy rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute marijuana assets as such action would violate the Controlled Substances Act. Therefore, we may not be able to seek the protection of the bankruptcy courts and this could materially affect our business or our ability to obtain credit.

Risks Relating to Ownership of Our Common Stock

We may, in the future, issue additional shares of our common stock and/or preferred stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation, as amended, authorizes the issuance of up to 250,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Articles of Incorporation authorize our Board to prescribe the series and the voting powers, designations, preferences, limitations, restrictions and relative rights of any undesignated shares of our preferred stock. On June 6, 2017, pursuant to the Nevada Revised Statutes and the Bylaws of the Company, the Board of Directors of the Company and the stockholders holding the Company’s outstanding Series A Preferred Stock, having the voting equivalency of 80% of the outstanding capital stock, approved the filing of an amendment to the Articles of Incorporation of the Company to increase the authorized amount of Common Stock from 250,000,000 to 750,000,000, without changing the par value of the Common Stock or authorized number and par value of “blank check” Preferred Stock. On June 19, 2017, the Company filed a Definitive 14C with the SEC regarding the corporate action. On June 22, 2017, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effectuate the corporate action on July 10, 2017. The future issuance of common stock and preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of their shares of our common stock, or shares of our common stock underlying any outstanding securities held by them, in the public market under Rule 144 or upon registration of such shares pursuant to an effective registration statement, or it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

There can be no assurances that an active trading market may develop for our Common Stock, or if developed, be maintained.

The average trading volume in our stock has been historically low, with little or no trading at all on some days. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our Common Stock. Accordingly, investors must assume they may have to bear the economic risk of an investment in our Common Stock for an indefinite period of time. There can be no assurance that a more active market for the Common Stock will develop, or if one should develop, there is no assurance that it will be maintained. This severely limits the liquidity of our Common Stock, and would likely have a material adverse effect on the market price of our Common Stock and on our ability to raise additional capital.

Our Common Stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

●	the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of common stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The price of our Common Stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting our Company’s industry;

●	additions or departures of key personnel;

●	sales of our Common Stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

We do not anticipate dividends to be paid on our Common Stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on the Common Stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

If securities analysts do not initiate coverage or continue to cover our Common Stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our Common Stock.

The trading market for the Common Stock will depend on the research and reports that securities analysts publish about our business and the Company. We do not have any control over these analysts. There is no guarantee that securities analysts will cover the Common Stock. If securities analysts do not cover the Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

The outstanding Series A Non-Convertible Preferred Stock has 80% voting control and is owned by an affiliate, thereby giving it significant ability to influence the election of our directors and the outcome of matters submitted to our stockholders.

Generally, the outstanding shares of Series A Non-Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series A Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series A Non-Convertible Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock. Currently, there are 400 shares of Series A Non-Convertible Preferred Stock outstanding, all of which are owned by four officers/directors, Albert Mitrani, Dr. Bruce Werber, Ian T. Bothwell and Dr. Maria Mitrani, and two of whom are spouses, Albert Mitrani and Dr. Maria Mitrani. As a result, these four officers/directors have the collective ability to significantly influence the outcome of issues submitted to our stockholders. Although our officers and directors have a fiduciary obligations to the Company stockholders, their interests may not always coincide with our interests or the interests of other stockholders. As a consequence, it may be difficult for the other stockholders to remove our management. The ownership of these officers/directors could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are subject to reporting and other obligations under the Exchange Act. Under the Jumpstart Our Business Startups Act (the JOBS Act) (112 P.L. 106, 126 Stat. 306), which was passed in April 2012, a company qualifies as an emerging growth company (EGC) if at the time of its initial public offering (IPO) total annual gross revenues were less than $1 billion during its most recently completed fiscal year. EGC status affords an issuer the ability to enjoy certain reduced disclosure requirements, including providing fewer years of historical audited financials and reduced compensation disclosure, and reduced corporate governance requirements, particularly around internal controls over financial reporting and say-on-pay advisory votes. A company will retain EGC status until the earliest of the: (i) the fifth anniversary of the company’s IPO; (ii) the last day of the first fiscal year in which its annual gross revenue exceeds $1 billion; (iii) the date it becomes a large accelerated filer, meaning the last day of the fiscal year in which it (1) has a public equity float held by non-affiliates of $700 million or more (measured as of the last business day of its second fiscal quarter of such year); and (2) has been a reporting company under the Exchange Act for at least 12 calendar months; and (iv) the date on which the company has issued more than $1 billion in non-convertible debt during the preceding three-year period.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” we may be less attractive to investors, and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We identified material weaknesses in our internal controls over financial reporting that existed at October 31, 2016. If we fail to properly identify or remediate any future weaknesses or deficiencies, or fail to achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. At October 31, 2016, our management determined that our internal controls over financial reports were ineffective. Although management intends to implement remedial actions to correct these inefficiencies, there can be no assurance that our remedial measures will be sufficient to address the material weaknesses or that our internal control over financial reporting will not be subject to additional material weaknesses in the future. If the remedial measures that we take are insufficient to address the material weaknesses or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. Additionally, we may encounter problems or delays in implementing any changes necessary for management to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

In addition, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

The Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our Common Stock and have an adverse effect on the market for shares of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Effective August 1, 2016, the Company’s corporate administrative offices were moved to office space located at 515 North Shore Drive, Miami Beach, Florida 33141. The office space is leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Maria Mitrani, the Chief Science Officer and director of the Company. The term of the lease is 24 months and the monthly rent is $2,500. The Company paid a security deposit of $5,000. We expect to consolidate our administrative offices and our lab facilities during the next twelve months, provided we can terminate the existing office lease without penalty and our future expansion plans materialize. as projected We also maintain a website located at www.bpsrhealth.com, the contents of which are not incorporated into this Report. Our telephone number is (888) 963-7881.

Since October 2016, we have rented laboratory and general office space located at 1951 NW 7th Ave., Suite 300, Miami, Florida 33136 pursuant to a Services Agreement, dated October 26, 2016, between Biotech Products Services and Research, Inc., as licensee, and CIC Miami, LLC, as licensor, for approximately $3,000 per month.

During May 2017, in connection with our desire to relocate our existing laboratory, we entered into a five year lease agreement between Anu Life Sciences Inc. and Sunwest Office Park, LLC for approximately 3,500 square feet of laboratory and general office space located at 15491 SW 12th Street, Sunrise, FL 33326. The lease agreement is effective July 1, 2017 and provided for the ability of Anu to begin moving into the premises beginning June 20, 2017. In accordance with the terms of the lease for our existing laboratory facility, the Company provided its notice of termination and as of June 20, 2017 completed the relocation of the laboratory and office facilities to the new location. The term of the lease commences on July 1, 2017, and provides for $66,395 of minimum rent in year 1 to $90,580 of minimum rent in year 5 and annual adjustments of Anu’s proportionate share of operating expenses, including real estate taxes. Anu has two (2) options to renew the lease of five (5) years each with rental rates in the option term to increase 3% per annum.

On September 3, 2015, our wholly-owned subsidiary, Ethan NY, entered into a five-year lease agreement (“Ethan Lease”) for an approximately 450 square feet retail store location in New York City, New York (“Leased Premises”). The Ethan Lease commenced on October 1, 2015. Under the terms of the Ethan Lease, Ethan NY provided an $18,585 security deposit and a former employee of Ethan NY provided a personal guaranty for a portion of the amounts due under the Ethan Lease. During June 2016, the Company’s exited from its Leased Premises. Under the terms of the Ethan Lease, minimum monthly lease payments of $9,500 per month were to commence in December 2015 through October 2020 (“Initial Term”). During August 2016, Ethan NY received confirmation that the Leased Premises had been leased to another tenant. In connection with the termination of the Ethan Lease, Ethan NY has made several unsuccessful attempts to contact the landlord for the purpose of obtaining a settlement and release for any amounts that the landlord may claim are owing under the Ethan Lease, if any. Ethan NY is not aware of any claim pending or threatened in connection with the Ethan Lease.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The symbol for our common stock is BPSR. Due to the late filing of this Form 10-K and other Exchange Reports, our common stock is currently quoted on the OTC Market’s Pink Sheets No Information.

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our Common Stock as reported by the OTC Markets’ for the past two fiscal years. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low

2015 Fiscal Year
1st Quarter ended January 31, 2015	$0.0861	$0.0006
2nd Quarter ended April 30, 2015	$0.0861	$0.0583
3rd Quarter ended July 31, 2015	$0.3889	$0.0583
4th Quarter ended October 31, 2015	$0.8250	$0.2222

2016 Fiscal Year
1st Quarter ended January 31, 2016	$0.8000	$0.4500
2nd Quarter ended April 30, 2016	$1.2500	$0.2600
3rd Quarter ended July 31, 2016	$0.3000	$0.0700
4th Quarter ended October 31, 2016	$0.1200	$0.0500

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

Our common stock is a penny stock. The penny stock disclosure requirements could have the effect of reducing the trading activity in the secondary market for our common stock. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Description of Securities

General

Pursuant to our Articles of Incorporation, as amended, we are authorized to issue up to 250,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

On June 6, 2017, pursuant to the Nevada Revised Statutes and the Bylaws of the Company, the Board of Directors of the Company and the stockholders holding the Company’s outstanding Series A Preferred Stock, having the voting equivalency of 80% of the outstanding capital stock, approved the filing of an amendment to the Articles of Incorporation of the Company to increase the authorized amount of Common Stock from 250,000,000 to 750,000,000, without changing the par value of the Common Stock or authorized number and par value of “blank check” Preferred Stock. On June 19, 2017, the Company filed a Definitive 14C with the SEC regarding the corporate action. On June 22, 2017, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effectuate the corporate action on July 10, 2017.

Common Stock

As of July 7, 2017, 111,464,982 shares of our Common Stock were outstanding.

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

Annual Meeting

(a)	The annual meeting of the stockholders of the Company, for the purpose of election of directors and for such other business as may lawfully come before it, shall be held on such date and at such time as may be designated from time to time by the Board of Directors.

(b)	At an annual meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting, business must be: (A) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (B) otherwise properly brought before the meeting by or at the direction of the Board of Directors, or (C) otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a stockholder’s notice must be delivered to or mailed and received at the principal executive offices of the Company not later than the close of business on the sixtieth (60th) day nor earlier than the close of business on the ninetieth (90th) day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the date contemplated at the time of the previous year’s proxy statement, notice by the stockholder to be timely must be so received no earlier than the close of business on the ninetieth (90th) day prior to such annual meeting and not later than the close of business on the later of the sixtieth (60th) day prior to such annual meeting or, in the event public announcement of the date of such annual meeting is first made by the Company fewer than seventy (70) days prior to the date of such annual meeting, the close of business on the tenth (10th) day following the day on which public announcement of the date of such meeting is first made by the Company. A stockholder’s notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting: (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on the Company’s books, of the stockholder proposing such business, (iii) the class and number of shares of the Company which are beneficially owned by the stockholder, (iv) any material interest of the stockholder in such business and (v) any other information that is required to be provided by the stockholder pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “1934 Act”), in his capacity as a proponent to a stockholder proposal. Notwithstanding the foregoing, in order to include information with respect to a stockholder proposal in the proxy statement and form of proxy for a stockholder’s meeting, stockholders must provide notice as required by the regulations promulgated under the 1934 Act. Notwithstanding anything in the bylaws to the contrary, no business shall be conducted at any annual meeting except in accordance with the procedures set forth in this paragraph (b). The chairman of the annual meeting shall, if the facts warrant, determine and declare at the meeting that business was not properly brought before the meeting and in accordance with the provisions of this paragraph (b), and, if he should so determine, he shall so declare at the meeting that any such business not properly brought before the meeting shall not be transacted.

(c)	Only persons who are confirmed in accordance with the procedures set forth in this paragraph (c) shall be eligible for election as directors. Nominations of persons for election to the Board of Directors of the Company may be made at a meeting of stockholders by or at the direction of the Board of Directors or by any stockholder of the Company entitled to vote in the election of directors at the meeting who complies with the notice procedures set forth in this paragraph (c). Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Company in accordance with the provisions of paragraph (b) of this Section. Such stockholder’s notice shall set forth (i) as to each person, if any, whom the stockholder proposes to nominate for election or re-election as a director: (A) the name, age, business address and residence address of such person, (B) the principal occupation or employment of such person, (c) the class and number of shares of the Company which are beneficially owned by such person, (D) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder, and (E) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the 1934 Act (including without limitation such person’s written consent to being named in the proxy statement, if any, as a nominee and to serving as a director if elected); and (ii) as to such stockholder giving notice, the information required to be provided pursuant to paragraph (b) of this Section. At the request of the Board of Directors, any person nominated by a stockholder for election as a director shall furnish to the Secretary of the Company that information required to be set forth in the stockholder’s notice of nomination which pertains to the nominee. No person shall be eligible for election as a director of the Company unless nominated in accordance with the procedures set forth in this paragraph (c). The chairman of the meeting shall, if the facts warrant, determine and declare at the meeting that a nomination was not made in accordance with the procedures prescribed by the bylaws, and if he should so determine, he shall so declare at the meeting, and the defective nomination shall be disregarded.

(d)	For purposes of this Section “public announcement” shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Company with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

Special Meetings

(a)	Special meetings of the stockholders of the Company may be called, for any purpose or purposes, by (i) the Chairman of the Board of Directors, (ii) the Chief Executive Officer, or (iii) the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors (whether or not there exist any vacancies in previously authorized directorships at the time any such resolution is presented to the Board of Directors for adoption), and shall be held at such place, on such date, and at such time, as the Board of Directors shall determine.

(b)	If a special meeting is called by any person or persons other than the Board of Directors, the request shall be in writing, specifying the general nature of the business proposed to be transacted, and shall be delivered personally or sent by registered mail or by tele-graphic or other facsimile transmission to the Chairman of the Board of Directors, the Chief Executive Officer, or the Secretary of the Company. No business may be transacted at such special meeting otherwise than specified in such notice. The Board of Directors shall determine the time and place of such special meeting, which shall be held not less than thirty-five (35) nor more than one hundred twenty (120) days after the date of the receipt of the request. Upon determination of the time and place of the meeting, the officer receiving the request shall cause notice to be given to the stockholders entitled to vote, in accordance with the provisions of the bylaws. If the notice is not given within sixty (60) days after the receipt of the request, the person or persons requesting the meeting may set the time and place of the meeting and give the notice. Nothing contained in this paragraph (b) shall be construed as limiting, fixing, or affecting the time when a meeting of stockholders called by action of the Board of Directors may be held.

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

Amended and Restated By-laws

On March 8, 2017, the Board amended and restated the by-laws of the Company (the “Amended and Restated By-laws”).

Pursuant to Section 4.08(c) of the Amended and Restated By-laws, the following actions may not be taken without the approval of a supermajority (as defined below) of the full Board of Directors:

●	a change of the Company’s name;

●	a change in the location of the Company’s headquarters from Miami, Florida to another city;

●	the entry or exit from a line of business of the Company;

●	the hiring or termination of any C-level executives of the Company or any subsidiary of the Company;

●	the entry, amendment or termination of any employment agreement with an executive officer of the Company;

●	the removal of any member of the Board of Directors;

●	the appointment of a person to fill a vacancy of the Board of Directors;

●	the increase or decrease in the size of the Board of Directors;

●	the designation of a class of Preferred Stock of the Company and/or the amendment of the rights, privileges and obligations of any designated Preferred Stock;

●	the declaration and issuance of any dividend;

●	the forward or reverse split of the securities of the Company or any reclassification or exchange thereof;

●	the sale, exchange or other disposition of the Company’s assets with an aggregate value of at least $100,000 or all, or substantially all, of the Company’s assets, whichever is less, occurring as part of a single transaction or plan, or in multiple transactions over a six (6) month period, except in the orderly liquidation and winding up of the business of the Company upon its duly authorized dissolution;

●	the acquisition of the stock or assets of another entity or the merger therewith, regardless of the nature or amount of consideration given therefor;

●	the issuance or re-issuance of any equity securities; or any debt securities convertible into equity securities; or any rights, options, or warrants to acquire any equity securities;

●	the registration of any class of securities of the Company with the Securities and Exchange Commission or the withdrawal of any registration of any class of securities of the Company;

●	investing in any other entity or the establishment of a joint venture with another party;

●	the entering into any financing transaction with a third party in excess of $100,000;

●	the making of any capital expenditure in excess of $100,000;

●	the creation, assumption, issuance, or incurring any indebtedness in excess of $50,000 per obligation;

●	the signing of checks in excess of $50,000 drawn upon the bank account or accounts of the Company in connection with a single transaction or series of related transactions;

●	any act which would make it impossible to carry on the ordinary business of the Company;

●	any transactions between the Company and any member of the Board of Directors or executive officers or any affiliates or family members of such persons;

●	the confession of a judgment against the Company; and

●	the amendment of the By-laws.

For purposes of Section 4(a)(8), a “supermajority” of the full Board of Directors shall consist of:

●	All of the members if three (3) members or less are entitled to vote on the matter(s) presented;

●	A minimum of three (3) members if four (4) members are entitled on the matter(s) presented;

●	A minimum of four (4) members if five (5) members are entitled on the matter(s) presented; and

●	A majority of the members if six (6) or more members are entitled on the matter(s) presented.

Preferred Stock

Our Articles of Incorporation authorizes our board of directors to issue up to 10,000,000 shares of “blank check” preferred stock in one or more designated series, each of which shall be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, without stockholders’ approval, within any limitations prescribed by law and our Articles of Incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including but not limited to the following:

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

Series A Non-Convertible Preferred Stock

On November 1, 2016, the Company filed a Certificate of Designation with the Secretary of State of Nevada therein designating out of the 10,000,000 authorized “blank check” shares of Preferred Stock, a class of Preferred Stock as “Series A Non-Convertible Preferred Stock” consisting of 100 shares (“Series A Certificate of Designation”), all of which were issued to Albert Mitrani, the Chief Executive Officer, President and Chairman of the Company.

On March 2, 2017, the Company filed an amendment to Series A Certificate of Designation, therein increasing the authorized class from 100 shares to 400 shares, and issued 100 shares to each of Dr. Bruce Werber, Mr. Ian T. Bothwell, and Dr. Maria I. Mitrani.

Set forth below is a summary of the Series A Certificate of Designation, as amended.

Voting

Generally, the outstanding shares of Series A Non-Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series A Non-Convertible Preferred Stock outstanding, and as long as at least one share of Series A Non-Convertible Preferred Stock is outstanding, such shares shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock.

Dividends

The holders of shares of Series A Non-Convertible Preferred Stock shall not be entitled to receive any dividends.

Ranking

The Series A Non-Convertible Preferred Stock shall, with respect to distribution rights on liquidation, winding up and dissolution, (i) rank senior to any of the shares of Common Stock of the Company, and any other class or series of stock of the Company which by its terms shall rank junior to the Series A Non-Convertible Preferred Stock, and (ii) rank junior to any other series or class of preferred stock of the Company and any other class or series of stock of the Company which by its term shall rank senior to the Series A Non-Convertible Preferred Stock.

So long as any shares of Series A Non-Convertible Preferred Stock are outstanding, the Company shall not alter or change any of the powers, preferences, privileges or rights of the Series A Non-Convertible Preferred Stock, without first obtaining the approval by vote or written consent, in the manner provided by law, of the holders of at least a majority of the outstanding shares of Series A Non-Convertible Preferred Stock, as to changes affecting the Series A Non-Convertible Preferred Stock.

Redemption

The shares of the Series A Non-Convertible Preferred Stock are not redeemable.

Protection Provisions

So long as any shares of Series A Non-Convertible Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent, as provided by the Nevada Business Corporation Act) of the Holders of at least a majority of the then outstanding shares of Series A Non-Convertible Preferred Stock:

(a)	alter or change the rights, preferences or privileges of the Series A Non-Convertible Preferred Stock;

(b)	alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series A Non-Convertible Preferred Stock;

(c)	create any new class or series of capital stock having a preference over the Series A Non-Convertible Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company (as previously defined, “Senior Securities”);

(d)	create any new class or series of capital stock ranking pari passu with the Series A Non-Convertible Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company (as previously defined, “Pari Passu Securities”);

(e)	increase the authorized number of shares of Series A Non-Convertible Preferred Stock;

(f)	issue any shares of Series A Non-Convertible Preferred Stock other than pursuant to the SPA with the original parties thereto;

(g)	issue any additional shares of Senior Securities; or

(h)	redeem, or declare or pay any cash dividend or distribution on, any Junior Securities.

Merger, Consolidation, Etc.

If at any time or from time to time there shall be (i) a merger, or consolidation of the Company with or into another corporation, (ii) the sale of all or substantially all of the Company’s capital stock or assets to any other person, (iii) any other form of business combination or reorganization in which the Company shall not be the continuing or surviving entity of such business combination or reorganization, or (iv) any transaction or series of transactions by the Company in which in excess of 50 percent of the Company’s voting power is transferred (each, a “Reorganization”), then as a part of such Reorganization, provision shall be made so that the holders of the Series A Non-Convertible Preferred Stock shall thereafter be entitled to receive the same kind and amount of stock or other securities or property (including cash) of the Company, or of the successor corporation resulting from such Reorganization.

Series B Convertible Preferred Stock

On November 1, 2016, the Company filed a Certificate of Designation with the Secretary of State of Nevada therein designating out of the 10,000,000 authorized “blank check” shares of Preferred Stock, a class of Preferred Stock as “Series B Convertible Preferred Stock” consisting of 1,000,000 shares (“Series B Certificate of Designation”). As previously disclosed by the Company on a Form 8-K on November 3, 2016, on November 1, 2016, the Company entered into a Share Exchange Agreement with Mr. Mitrani pursuant to which Mr. Mitrani exchanged 20,000,000 shares of his Common Stock of the Company for an aggregate of 1,000,000 shares Series B Convertible Preferred Stock on a 1-for-20 basis (the “Series B Exchange Agreement”). On March 8, 2017, the Board and Mr. Mitrani decided to unwind the Series B Exchange Agreement and deem it null and void ab initio.

Set forth below is a summary of the Series B Certificate of Designation.

Conversion

Each holder of Series B Preferred Stock (“Holder”) shall have the right, at such Holder’s option, at any time or from time to time from and after the day immediately following the date the Series B Preferred Stock is first issued, to convert each share (“Share”) of Series B Preferred Stock into 20 fully-paid and non-assessable shares of Common Stock.

Rank

Except as specifically provided below, the Series B Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank junior to the Series A Non-Convertible Preferred Stock of the Company and senior to (i) all classes of Common Stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the Holder(s) of Series B Preferred Stock).

Liquidation Preference

Except as otherwise provided by the Nevada Revised Statutes and subject to the provisions of the Certificate of Designation, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the Holders of shares of the Series B Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to the Stated Value.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the Holders of shares of the Series B Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to the Stated Value per share.

Dividends/Stock Splits

If the Company declares or pays a dividend or distribution on the Common Stock, whether such dividend or distribution is payable in cash, securities or other property, including the purchase or redemption by the Company of shares of Common Stock for cash, securities or property, but excluding any repurchases of Common Stock held by employees or consultants of the Company upon termination of their employment or services pursuant to agreements providing for such repurchase, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the Common Stock determined on an as-converted basis assuming all outstanding shares of Series B Preferred Stock had been converted as of immediately prior to the record date of the applicable dividend (or if no record date is fixed, the date as of which the record holders of Common Stock entitled to such dividends are to be determined).

The number of shares of Common Stock of the Company issuable pursuant to the conversion of outstanding shares of Series B Preferred Stock shall be adjusted for any forward stock splits, but not any reverse stock splits, by the Company of its outstanding shares of Common Stock.

Voting Rights

Each holder of outstanding Shares of Series B Preferred Stock shall be entitled to vote with holders of outstanding shares of Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration (whether at a meeting of stockholders of the Company, by written action of stockholders in lieu of a meeting or otherwise), except as provided by law. In any such vote, each Share of Series B Preferred Stock shall be entitled to a number of votes equal to the number of shares of Common Stock into which the Share is convertible as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent. Each holder of outstanding Shares of Series B Preferred Stock shall be entitled to notice of all stockholder meetings (or requests for written consent) in accordance with the Company’s bylaws.

To the extent that under the Nevada Revised Statutes the vote of the Holders of the Series B Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the Holders of at least a majority of the shares of the Series B Preferred Stock represented at a duly held meeting at which a quorum is present or by written consent of a majority of the shares of Series B Preferred Stock (except as otherwise may be required under the Nevada Revised Statutes) shall constitute the approval of such action by the class. To the extent that under the Nevada Revised Statutes, Holders of the Series B Preferred Stock are entitled to vote on a matter with Holders of Common Stock, voting together as one class, each share of Series B Preferred Stock shall be entitled to twenty (20) vote(s).

Protection Provisions

So long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent, as provided by the Nevada Revised Statutes) of the Holders of at least a majority of the then outstanding shares of Series B Preferred Stock:

(a)	alter or change the rights, preferences or privileges of the Series B Preferred Stock;

(b)	alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series B Preferred Stock;

(c)	create any new class or series of capital stock having a preference over the Series B Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company (as previously defined, “Senior Securities”);

(d)	create any new class or series of capital stock ranking pari passu with the Series B Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company (as previously defined, “Pari Passu Securities”);

(e)	increase the authorized number of shares of Series B Preferred Stock;

(f)	issue any additional shares of Senior Securities; or

(g)	redeem, or declare or pay any cash dividend or distribution on, any Junior Securities.

Merger, Consolidation, Etc.

If at any time or from time to time there shall be (i) a merger, or consolidation of the Company with or into another corporation, (ii) the sale of all or substantially all of the Company’s capital stock or assets to any other person, (iii) any other form of business combination or reorganization in which the Company shall not be the continuing or surviving entity of such business combination or reorganization, or (iv) any transaction or Series of transactions by the Company in which in excess of 50% of the Company’s voting power is transferred. As previously disclosed by the Company on a Form 8-K on November 3, 2016, on November 1, 2016, the Company entered into a Share Exchange Agreement with Mr. Mitrani. Pursuant to the Share Exchange Agreement, Mr. Mitrani exchanged 20,000,000 shares of his Common Stock of the Company for an aggregate of 1,000,000 shares Series B Convertible Preferred Stock on a 1-for-20 basis (the “Series B Exchange Agreement”). On March 8, 2017, the Board and Mr. Mitrani decided to unwind the Series B Exchange Agreement and deem it null and void ab initio.

Holders of Our Common Stock

As of July 7, 2017, we had 57 record holders of our Common Stock.

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

Warrants

During the fiscal year ended October 31, 2015, the Company issued an aggregate of 504,057 Class A Warrants and 504,057 Class B Warrants. Each Class A Warrant is exercisable to purchase one share of common stock for $0.50 per share from the date of issuance until the fourth anniversary date of the date of issuance. Each Class B Warrant is exercisable to purchase one share of common stock for $1.00 per share from the date of issuance until the fourth anniversary date of the date of issuance. The Class A Warrants and Class B Warrants were issued in connection with Units sold in private offerings. See “Recent Sales of Unregistered Securities” below.

From November 2015 through March 2016, the Company issued an aggregate of 364,685 Class A Warrants and 364,685 Class B Warrants. Each Class A Warrant is exercisable to purchase one share of common stock for $0.50 per share from the date of issuance until the fourth anniversary date of the date of issuance. Each Class B Warrant is exercisable to purchase one share of common stock for $1.00 per share from the date of issuance until the fourth anniversary date of the date of issuance. The Class A Warrants and Class B Warrants were issued in connection with Units sold in private offerings. See “Recent Sales of Unregistered Securities” below.

In connection with the Executive Employments Agreements, each dated November 4, 2016, between the Company and each of Ian T. Bothwell, Dr. Bruce Werber and Dr. Maria I. Mitrani, the Company granted the following warrants to each executive as described below:

Ian T. Bothwell:	a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the date of the grant, exercisable in accordance with the vesting schedule below until the tenth (10th) anniversary of the date of issuance:

(a) Immediately on the Effective Date, fifty percent (50%) of the Warrant shall vest and, thereafter, the remaining fifty percent (50%) shall vest in eighteen (18) equal monthly installments beginning on November 30, 2016 and continuing for seventeen (17) consecutive monthly periods thereafter or until Bothwell no longer remains employed by the Company, whichever is earlier.

Notwithstanding the foregoing vesting schedule, the unvested portion of the Warrant shall be accelerated upon the achievement of the milestones set forth below, to the satisfaction of the Board in its sole discretion and contingent upon Mr. Bothwell’s continued employment at the time of consummation:

1.       25% upon the consummation of an equity or debt financing subsequent to the Effective Date and resulting in gross proceeds of at least $300,000, including, but not limited to, the currently contemplated financing in connection with the SPA; and

2.       25% upon the consummation of a series of equity or debt financings subsequent to the Effective Date resulting in aggregate process gross proceeds in excess of $1,500,000.

Dr. Werber:	a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the date of the grant, fully vested at the time of the grant and exercisable until the tenth (10th) anniversary of the date of issuance.

Dr. M. Mitrani:	a warrant to purchase, on a cashless basis, up to 10,000,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the date of the grant, fully vested at the time of the grant and exercisable until the tenth (10th) anniversary of the date of issuance.

During January 2017 and February 2017, the Company issued an aggregate of 1,800,000 warrants in connection with common stock offerings. 900,000 of the warrants are exercisable to purchase shares of common stock for $0.075 per share from the date of issuance until the third anniversary date of the date of issuance and 900,000 of the warrants are exercisable to purchase shares of common stock for $0.15 per share from the date of issuance until the third anniversary date of the date of issuance. See “Recent Sales of Unregistered Securities” below.

In connection with the Participation Agreement, on March 8, 2017, the Company issued warrants to Mr. Peter Taddeo, a member of the Board and the Chief Executive Officer and a director of both Mint Organics and Mint Organics Florida, and Mr. Wayne Rohrbaugh, the Chief Operating Officer and a director of both Mint Organics and Mint Organics Florida, to each purchase 150,000 shares of common stock of the Company at an exercise price of $0.15 per share, exercisable from the date of issuance until the third anniversary date of the date of issuance. See “Recent Sales of Unregistered Securities” below.

On March 8, 2017, in connection with Mr. Suddarth’s employment agreement, the Company granted Mr. Suddarth a warrant to purchase, on a cashless basis, 23,850,000 shares of the Company’s common stock at an exercise price of $0.02 per share, the closing price of common stock of the Company on March 8, 2017, exercisable in accordance with the vesting schedule below until the tenth (10th) anniversary of the date of issuance:

●	Immediately on the Effective Date, fifty percent (50%) of the Warrants shall vest and, thereafter, the remaining fifty percent (50%) shall vest in 18 equal monthly installments beginning on March 31, 2017 and continuing for 17 consecutive monthly periods thereafter or until Suddarth no longer remains employed by the Company, whichever is earlier.

●	Notwithstanding the foregoing vesting schedule, the unvested portion of the Warrant shall be accelerated upon the achievement of the milestones set forth below, to the satisfaction of the Board in its sole discretion and contingent upon Mr. Suddarth’s continued employment at the time of consummation:

1.	25% for the commercial availability of a sheet type human amnion product
2.	15% for the third commercially available product; and
3.	10% for the fourth commercially available product

On March 8, 2017, the Board of the Company granted warrants to purchase shares of common stock of the Company on a cashless basis to the following executive officers and directors of the Company:

Executive Officer	Warrants:
Dr. Bruce Werber (Chief Operating Officer and Director)	21,500,000
Ian T. Bothwell (Chief Financial Officer and Director)	21,500,000
Dr. Maria Ines Mitrani (Chief Science Officer and Director)	13,850,000
TOTAL	56,850,000

The foregoing warrants are exercisable for $0.02 per share, the closing price of Common Stock of the Company on March 8, 2017, and are exercisable from the date of issuance until the 10th anniversary of the date of issuance.

Change in Control

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

Pursuant to our Amended and Restated Bylaws, the consent of a “supermajority” (as defined the Bylaws and dependent on how many directors there are at the time) of the Board is required for various actions which might be taken in connection with delaying or preventing a change in control of the Company desired by a majority of our Board of Directors, including, but not limited to, (i) the sale, exchange or other disposition of the Company’s assets with an aggregate value of at least $100,000 or all, or substantially all, of the Company’s assets, whichever is less, occurring as part of a single transaction or plan, or in multiple transactions over a six (6) month period, except in the orderly liquidation and winding up of the business of the Company upon its duly authorized dissolution, (ii) the acquisition of the stock or assets of another entity or the merger therewith, regardless of the nature or amount of consideration given therefor. Other than the foregoing, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control of our Company.

Also, our outstanding Series A Non-Convertible Preferred Stock has 80% voting control and is owned by an affiliate, thereby giving it significant ability to influence the election of our directors and the outcome of matters submitted to our stockholders. Currently, there are 400 shares of Series A Non-Convertible Preferred Stock outstanding, all of which are owned by four officers/directors, Albert Mitrani, Dr. Bruce Werber, Ian T. Bothwell and Dr. Maria Mitrani, and two of whom are spouses, Albert Mitrani and Dr. Maria Mitrani. As a result, these four officers/directors have the collective ability to significantly influence the outcome of issues submitted to our stockholders. As a consequence, it may be difficult for the other stockholders to remove our management. The ownership of these officers/directors could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the end of the fiscal year ended October 31, 2016.

Recent Sales of Unregistered Securities

●	On February 19, 2015, the Company sold 1,800,000 shares of common stock in a private placement for total cash proceeds of $25,000.
●	On May 28, 2015, the Company sold 1,800,000 shares of common stock for total cash proceeds of $25,000.
●	From June 11, 2015 through September 2, 2015, the Company sold an aggregate of 311,200 Units to various third parties. Each Unit cost $1.00 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued 622,400 shares of common stock, Class A warrants to purchase 311,200 common shares and Class B warrants to purchase 311,200 common shares. The Class A Warrant and Class B warrant have exercise prices of $0.50 and $1.00, respectively, and have a four-year term. The grant date fair value of the warrants issued in connection with this offering was $91,263.
●	From August 2015 to October 2015, the Company sold 192,857 Units to various investors. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrant and One Class B Warrant. The Company issued 385,714 shares, Class A warrants to purchase 192,857 common shares and Class B warrants to purchase 192,857 common shares. The Class A Warrant and Class B warrant have exercise prices of $0.50 and $1.00, respectively, and have a four-year term. The grant date fair value of the warrants issued in connection with this offering was $83,060.
●	During September 2015, the Company issued 4,590,000 shares of common stock to a consultant of the Company. The Company recorded $268,000 of stock-based compensation expense based on the grant date fair value of these shares.
●	From November 2015 to March 2016, the Company sold an aggregate of 364,685 Units to various investors. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrants and One Class B Warrants. As a result of the above transactions, the Company issued a total of 729,370 shares, Class A warrants to purchase 364,685 common shares and Class B warrants to purchase 364,685 common shares. The Class A Warrant entitles the holder thereof to purchase one share of our common stock for $0.50 until the fourth anniversary of the date the warrant was originally issued. The Class B Warrant entitles the holder thereof to purchase one share of our common stock for $1.00 until the fourth anniversary of the date the warrant was originally issued.
●	During April 2016, the Company sold 25,000 shares of common stock to an individual for cash proceeds of $5,000.
●	During July 2016, the Company sold 2,200,000 shares of common stock to investors for cash proceeds of $92,000 (net of $18,000 in offering costs). The proceeds were used for working capital.
●	During August 2016, the Company sold 62,500 shares of common stock to an “accredited investor” at $0.08 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.
●	During September 2016, the Company sold 2,000,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.
●	During January 2017, the Company sold 100,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.
●	From January 2017 to February 2017, the Company sold an aggregate of 900,000 Units. Each Unit cost $0.10 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a total of 1,800,000 shares, Class A warrants to purchase 900,000 common shares and Class B warrants to purchase 900,000, common shares for total proceeds of $90,000. The Class A Warrant and Class B Warrant have exercise prices of $0.075 and $0.15, respectively, and have a three-year term.
●	During February 2017, the Company sold 250,000 shares of common stock to a related party at $0.04 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.
●	On February 14, 2017, the Company entered into a participation agreement (“Agreement”) with Mr. Peter Taddeo (“Taddeo”) and Mr. Wayne Rohrbaugh (“Rohrbaugh”), two non-affiliated accredited investors (collectively, the “Investors”) in connection with the Company’s endeavor to obtain a license to dispense medical cannabis in Florida. Pursuant to Agreement, Taddeo and Rohrbaugh each invested $150,000 in the Company and the Company immediately established Mint Organics, Inc., a subsidiary of and controlled by the Company, and Mint Organics Florida, Inc., a subsidiary of and controlled by Mint Organics Inc., each dedicated to pursue the objectives of the Agreement. In connection with the Agreement, $150,000 of the proceeds received from the Investors was obligated to be used to fund the operations of Mint Organics, Inc. and/or Mint Organics Florida, Inc. and the remainder was to be used for working capital of the Company. In connection with the Agreement, Mint Organics issued to each of Taddeo and Rohrbaugh (i) 150 shares of Series A Preferred Stock and (ii) a warrant exercisable for up to 150,000 shares of BPSR’s common stock for $0.15 per share exercisable from the date of issuance until the third anniversary of the date of issuance.

●	On March 8, 2017, in consideration for consulting services rendered to the Company and Mint Organics, Inc., the Company granted 100,000 shares of unregistered Common Stock valued at $0.02 per share, the closing price of the Common Stock of the Company on the date hereof, to a consultant.
●	On March 17, 2017, Mint Organics Florida initiated an offering to raise up to $1,000,000 in exchange for up to 212.5 shares of Class B common stock (the “Offering”), representing approximately 10.0% of the outstanding equity of Mint Organics Florida as of the date of the Offering. The proceeds of the Offering are to be used for general working capital purposes. On April 6, 2017, Mint Organics received proceeds of $100,000 in connection with the sale of 21.25 units to an investor in connection with the Offering.
●	On March 29, 2017, the Company entered into a SPA, with an unaffiliated “accredited investor” (“Agent”), Dr. Bruce Werber, the Company’s Chief Operating Officer and a member of the Board of Directors of the Company (“Werber”), and Ian T. Bothwell, the Company’s Chief Financial Officer and member of the Board of Directors (“Bothwell”) (each, including its successors and assigns, a “Purchaser” and collectively, the “Purchasers”). The transactions contemplated by the SPA were consummated on April 3, 2017 (“Closing”). Pursuant to the SPA, the Purchasers shall be entitled to purchase a 10% Original Issue Discount Convertible Secured Promissory Note and Guarantee in the principal amount of up to $1,666,667, corresponding to a subscription amount of up to $1,500,000 (“Note”). The purchase of the Note is to occur in several tranches (each a “Tranche”) pursuant to the terms and conditions of the SPA. In connection with the terms of the SPA, the Purchasers agreed to subscribe to the initial Tranche through the second Tranche for an amount in the aggregate of up to $600,000 (subject to adjustment as described the SPA) corresponding to an aggregate of up to $666,667 in principal amount of the Note. The initial Tranche of $475,000 (which correlates to a principal amount of $527,778 of the Note) was consummated on the Closing of the SPA, of which an aggregate of $300,000 (which correlates to a principal amount of $333,333 of the Note) was funded through the rollover of unreimbursed advances and expenses made to the Company by Werber and Bothwell prior to the closing date of the SPA and the remaining $175,000 was funded at Closing by the Agent. The second Tranche will be for $125,000 ($138,889 in principal amount of the Note) and will be funded to the Company by the Agent on July 15, 2017, subject to certain conditions contained in the SPA.
●	On March 29, 2017, in connection with the terms of the SPA, the Company issued the Agent, Dr. Werber and Mr. Bothwell a total of 2,000,000, 1,000,000 and 1,000,000 common shares of the Company, respectively.

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) promulgated thereunder due to the fact that there was no solicitation or advertising and the did not involve a public offering of securities.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” and elsewhere in this report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;

●	contain projections of our future results of operations or of our financial condition; and

●	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this report.

Unless stated otherwise, the words “we,” “us,” “our,” the “Company” or “Biotech Products Services and Research,” “BPSR” in this section collectively refer to Biotech Products Services and Research, Inc., a Nevada corporation, and its subsidiaries.

Overview

Since the change in control of our Company in June 2015 and change in the Company’s operations in July 2015, we have been engaged in the health care industry, principally focusing on supplying products and services related to the growing field of regenerative anti-aging medicine (“RAAM”). Our goal is to supply newly designed advanced biologically processed cellular and tissue based products developed from internally based research and development activities and/or from other state-of-the-art RAAM-related products developed by third parties under exclusive supply arrangements and to provide other related services used in the growing health care field of regenerative medicine (“RAAM Products”). We intend to distribute the RAAM Products and market RAAM-related services to the health care industry and a referral network of doctors and clinics (collectively, the “Providers”), through our newly established in-house sales force and/or through arrangements with independent distributors.

Revenues from these above activities during the fiscal year ended October 31, 2016 did not increase as projected primarily due to the Company’s ongoing cash constraints which limited the ability of the Company to attract and retain sales personnel and the level of advertising and social media marketing efforts that could be deployed towards increasing revenues. In addition, costs charged from the suppliers of the Company’s products were higher than projected due to the Company’s inability to provide certain minimum guaranteed purchase commitments, which further impacted the Company’s ability to attract distributors to supply and market its products, primarily due to the lower commissions that could be offered to the potential distributors as a result of the higher product costs and the Company’s need to achieve minimum gross margins, and the inability for the Company to negotiate terms with these suppliers to provide the Company with private labeling and/or granting of exclusive sales territories, factors important to many distributors. As a result of the above, the Company determined during November 2016 that it would immediately focus on implementing its strategy to develop products internally in order to effectively position itself and compete in the RAAM market, provide the Company with improved margins obtained on the sale of its products, and to increase revenues resulting from the ability to differentiate its products as superior to its competitors combined with leveraging existing marketing programs and strategies aimed to attract distributors and Providers.

During January 2017, Anu Life Sciences Inc. (“Anu”), a wholly owned subsidiary of the Company, announced that it successfully completed several trial production runs of its first amnion placental tissue product (“New Amnio Product”). During February 2017, the Company received satisfactory validation for its first production batch of the New Amnio Product and commenced shipping the New Amnio Product to customers. The New Amnio Product is being sold through Anu’s designated distributor and affiliate, General Surgical Florida Inc. (“General Surgical”), under the name “Regen Anu Rheo.” The Company expects to increase production of the New Amnio Product in quantities to ensure there is satisfactory inventory to meet anticipated demand.

In connection with the new regulations recently enacted as of November 8, 2016 by the Florida state legislature that permits Florida residents to apply to open Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities, the Company entered into a Participation Agreement, effective February 14, 2017 (the “Agreement”), with two non-affiliated accredited investors (collectively, the “Investors”). Pursuant to the terms of the Agreement, the Company formed and capitalized a new 55%- owned subsidiary, Mint Organics, Inc., a Florida corporation, (“Mint Organics”). Mint Organics intends to explore, develop and to provide products and services in connection with the MMTC activities that it is licensed to operate.

Currently, our RAAM-related operations are conducted through the following wholly-owned subsidiaries*:

●	Anu Life Sciences, Inc., a Florida corporation formed with a business purpose to manufacture newly designed advanced biologically processed cellular and tissue based products developed from internally based research and development activities (“Anu”);
●	Beyond Cells Corp., a Florida corporation formed with a business purpose to provide consumers with education regarding the field of regenerative and anti-aging and medicine and providing access to a specialized physician network (“Beyond Cells”);
●	General Surgical Florida, Inc., a Florida corporation with a business purpose of selling and distributing regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals (“General Surgical”);

Currently, our MMTC activities are being conducted through the following subsidiaries*:

●	Mint Organics, Inc., a Florida corporation with a business purpose of operating Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities (“Mint Organics”); and
●	Mint Organics Florida, Inc., a Florida corporation and a subsidiary of Mint Organics with a business purpose of operating Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities within Florida (“Mint Organics Florida”).

* Mint Organics and Mint Organics Florida have issued minority non-voting equity interests.

Current and Future Operations:

Our current strategy is to achieve the following goals and milestones:

●	Research and Development and Product Development:

●	Increase the number of RAAM product offerings for various modalities using proprietary processing, formulas and administration techniques;
●	Engage researchers that bring additional expertise and capacity to develop ongoing research and development and growth opportunities for additional RAAM-related products;
●	Increase the capacity our existing research and manufacturing lab facilities to accommodate additional expansion and product development;
●	Perform clinical based studies associated with our products and ongoing research and seek accelerated approval for each product application in accordance with the 21st Century Cures Act (“Cures Act”) and/or through the granting of an FDA-approved biologics application (BLA) to allow products to be lawfully marketed in the United States;
●	Identify sources of exclusive and superior suppliers of raw materials; and
●	Acquisition of existing IP consistent with our product strategy.

●	Develop and expand the distribution of our internally developed RAAM related products, including the New Amnio Product by:

●	Extending the referral network of Providers;
●	Engaging additional in-house sales personnel;
●	Selectively engaging independent distributors;
●	Marketing Private Label to distributors; and
●	Developing and providing educational programs for Providers regarding our products.

●	Develop the MMTC business segment

●	Engage consultants to lobby on behalf of the Company in our efforts to obtain a license to operate MMTC dispensaries;
●	Identify and establish key relationships with growers and processors of cannabis for the purpose of securing reliable and superior supply of products;
●	Develop sources of financing to fund the expected capital needed to comply with the financial requirements of license applicants and to be prepared to timely construct and operate dispensaries once a license is received; and
●	Identify potential partners that might facilitate and/or enhance opportunities to obtain licenses and/or enhance the operation of planned dispensaries.

●	Secure additional working capital to

●	Fund ongoing expenses until revenues are stabilized and to fund desired facility expansion and research and development projects;
●	Develop and expand our sales and distribution capabilities in order to obtain revenues objectives;
●	Perform ongoing research and development for new product offerings;
●	Enter into strategic relationships that will allow us to acquire desired IP or other objectives; and
●	Begin clinical based studies

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

Results of Operations from Discontinued Operations

On October 30, 2015, the Company, entered into a stock purchase agreement (the “Goodhew Purchase Agreement”) with John Goodhew, the Company’s former officer and then current director, pursuant to which all of the shares of Bespoke UK were transferred to Mr. Goodhew in consideration for $10. As a result of such sale, the Company ceased its business line of designing, manufacturing, and selling vending tricycles (“Tricycle Business”). The Goodhew Purchase Agreement contained customary representations, warranties and covenants for a transaction of this nature. In connection with the Goodhew Purchase Agreement, Mr. Goodhew resigned from the Company’s board of directors.

On September 3, 2015, Ethan NY entered into a five-year lease agreement (“Ethan Lease”) for a store located in New York City, New York. The Ethan Lease commenced on October 1, 2015. Under the terms of the Ethan Lease, Ethan NY provided an $18,585 security deposit and a former employee of Ethan NY provided a personal guaranty for a portion of the amounts due under the Ethan Lease.

During June 2016, the Company’s wholly-owned subsidiary exited from its leased premises. Under the terms of the Ethan Lease, minimum monthly lease payments of $9,500 per month were to commence in December 2015 through October 2020 (“Initial Term”). Ethan NY did not make any of the required minimum monthly lease payments as required including approximately $66,500 and $104,785 for the seven months ended June 30, 2016 and the eleven months ended October 31, 2016, respectively. The total amount of minimum lease payments that Ethan NY is obligated to pay pursuant to this 5-year lease is $586,241 (excluding late fees and interest provided for under the Ethan Lease).

All of Ethan NY’s obligations under the Ethan Lease are recourse only to the assets at Ethan NY, except for certain obligations under the Ethan Lease that were guaranteed by a former employee. Under the terms of the Ethan Lease, the obligations of Ethan NY for future rents are to be mitigated based on the amount of any future rents that are received for the rental of the leased premises to other tenants during the Initial Term. During August 2016, Ethan NY received confirmation that the Leased Premises had been leased to another tenant. In connection with the termination of the Ethan Lease, Ethan NY has made several unsuccessful attempts to contact the landlord for the purpose of obtaining a settlement and release for any amounts that the landlord may claim are owing under the Ethan Lease, if any. Ethan NY is not aware of any claim pending or threatened in connection with the Ethan Lease. At October 31, 2016, Ethan NY has recorded in liabilities of discontinued operations the amount of rent obligations through June 30, 2016 and a reserve for estimated losses in connection with termination of the Ethan Lease of $76,000 and $25,905, respectively. In connection with the termination of the Ethan Lease, Ethan NY recorded in its loss from discontinued operations the loss of the $18,585 security deposit made in connection with the execution of the Ethan Lease that is non-returnable to Ethan NY upon the occurrence of certain defined events prescribed under the Ethan Lease and the impairment loss of $5,463 associated with the remaining net amounts of furniture and fixtures and leasehold improvements and are not recoverable in connection with the termination of the Ethan Lease and the closing of the store location.

Results of Operations

As a result of the discontinuation of the Tricycle Business on October 30, 2015 and the Ethan NY business in June 2016, our continuing operations only consist of the Patient Referral and Product Sales business which commenced on July 1, 2015 (for which there is only four months of results during the year ended October 31, 2015). As a result, there are not meaningful comparisons to provide of the foregoing discussion of our results and operations during the year ended October 31, 2016 to the results of operations during the year ended October 31, 2015.

For the Fiscal Year Ended October 31, 2016 and October 31, 2015

Revenues

Our revenues for the fiscal year ended October 31, 2016 were $184,881. Our revenues for the fiscal year ended October 31, 2015 were $147,629. These revenues principally are from the sale of Patient Referral and Product Sales. As stated previously, we began operations of the Patient Referral and Product Sales business in July 2015 and have been unable to achieve increases in our revenues as originally anticipated and as more fully described above. Beginning November 2016, we began to implement our strategy of developing and producing our own line of RAAM products. The first of our products developed and available for sale to Providers did not occur until February 2017.

Cost of Revenues

Our cost of revenues for the fiscal year ended October 31, 2016 was $94,402. Our cost of revenues for the fiscal year ended October 31, 2015 was $49,411. The cost of revenues is associated with the sale of Patient Referral and Product Sales. As described above, our cost of revenues were higher than originally anticipated and as more fully described above. Beginning in November 2016 we began to implement our strategy of developing and producing our own line of RAAM products. The first of our products developed and available for sale to Providers did not occur until February 2017.

Gross Profit

Gross profit for the fiscal year ended October 31, 2016 was $90,479 or approximately 48.9% of revenues. Gross profit for the fiscal year ended October 31, 2015 was $98,218, or approximately 66.5% of revenues. The level of gross profit was much lower than was originally anticipated as more fully described above. Beginning in November 2016, we began to implement our strategy of developing and producing our own line of RAAM products. The first of our products developed and available for sale to Providers did not occur until February 2017.

General and Administrative Expenses

For the fiscal year ended October 31, 2016, total general and administrative expenses were $1,133,796, which was largely comprised of professional fees, payroll and commissions expenses. For the fiscal year ended October 31, 2015, total general and administrative expenses were $842,527, which included $151,228 of professional fees and $691,299 of general and administrative expenses (of which $268,000 was comprised of stock-based compensation). Because of the lower than expected revenues realized from Patient Referral and Product Sales, we have relied on the issuance of debt and equity, extended credit from vendors and the deferral of salaries payable to our executive management in order to fund our general and administrative expenses.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2016 and through the date of the filing of this Form 10-K, the Company has relied on the sale of equity securities, the issuance of debt or restructuring of debt obligations to meet the shortfall in cash to fund its operations.

●	During September 2015, the Company issued 4,590,000 shares of common stock to a consultant of the Company. The Company recorded $268,000 of stock-based compensation expense based on the grant date fair value of these shares.

●	On July 9, 2015, the Company’s Chief Executive Officer and the Company cancelled 60,120,000 shares of common stock previously held by the Company’s Chief Executive Officer.

●	During the year ended October 31, 2015, a Director forgave $42,058 of advances to the Company. The Company recorded the forgiveness of $42,058 as a capital contribution to the Company.

●	From November 2015 to March 2016, the Company sold an aggregate of 364,685 Units to 9 “accredited investors”. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a total of 729,370 shares, Class A warrants to purchase 364,685 common shares and Class B warrants to purchase 364,685 common shares for total proceeds of $255,280. The Class A Warrant and Class B Warrant have exercise prices of $0.50 and $1.00, respectively, and have a four-year term. The grant date fair value of the warrants issued in connection with this offering was $379,893.

●	On November 12, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $15,000. The note bears interest at 8% per annum compounded annually and was due one year after the date of issuance. On April 3, 2017, in connection with the SPA, the note plus accrued interest was fully paid and the lender provided the Company with a full release.

●	On December 24, 2015, the Company entered into an unsecured loan agreement (“$50,000 Note Payable”) with an unaffiliated lender pursuant to which the Company received proceeds of $50,000. The $50,000 Note Payable bears interest at 8% per annum compounded annually and was due one year after the date of issuance. On April 3, 2017, in connection with the SPA, the $50,000 Note Payable plus accrued interest was fully paid and the lender provided the Company with a full release (see below).

●	On April 27, 2016, the Company entered into an unsecured loan agreement (“$35,000 Note Payable”) with a consultant of the Company pursuant to which the Company received proceeds of $35,000. The payoff amount of the $35,000 Note Payable was $42,000 and was due on May 31, 2016 (an annualized interest rate of approximately 221%). On April 3, 2017, in connection with the SPA, the $35,000 Note Payable plus accrued interest was fully paid and the lender provided the Company with a full release (see below).

●	During April 2016, the Company sold 25,000 shares of common stock to an individual for cash proceeds of $5,000.

●	During July 2016, the Company sold 2,200,000 shares of common stock to investors for cash proceeds of $92,000 (net of $18,000 in offering costs).

●	During August 2016, the Company sold 62,500 shares of common stock to an “accredited investor” at $0.08 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.

●	During September 2016, the Company sold 2,000,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.

●	During January 2017, the Company sold 100,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.

●	From January 2017 to February 2017, the Company sold an aggregate of 900,000 Units. Each Unit cost $0.05 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a total of 1,800,000 shares, Class A warrants to purchase 900,000 common shares and Class B warrants to purchase 900,000, common shares for total proceeds of $90,000. The Class A Warrant and Class B Warrant have exercise prices of $0.075 and $0.015, respectively, and have a three-year term.

●	During February 2017, the Company sold 250,000 shares of common stock to a related party at $0.04 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.

●	On March 8, 2017, in consideration for consulting services rendered to the Company and Mint Organics, Inc., the Board approved the issuance of 100,000 shares of unregistered Common Stock valued at $0.02 per share, the closing price of the Common Stock of the Company on the date hereof, to a consultant.

●	On March 29, 2017, the Company entered into a SPA, dated March 29, 2017, with an unaffiliated “accredited investor” (“Agent”), Dr. Bruce Werber, the Company’s Chief Operating Officer and a member of the Board of Directors of the Company (“Werber”), and Ian T. Bothwell, the Company’s Chief Financial Officer and member of the Board of Directors (“Bothwell”) (each, including its successors and assigns, a “Purchaser ” and collectively, the “Purchasers”). The transactions contemplated by the SPA were consummated on April 3, 2017 (“Closing”). Pursuant to the SPA, the Purchasers shall be entitled to purchase a 10% Original Issue Discount Convertible Secured Promissory Note and Guarantee in the principal amount of up to $1,666,667, corresponding to a subscription amount of up to $1,500,000 (“Note”). The purchase of the Note is to occur in several tranches (each a “Tranche”) pursuant to the terms and conditions of the SPA. In connection with the terms of the SPA, the Purchasers agreed to subscribe to the initial Tranche through the second Tranche for an amount in the aggregate of up to $600,000 (subject to adjustment as described the SPA) corresponding to an aggregate of up to $666,667 in principal amount of the Note. The initial Tranche of $475,000 (which correlates to a principal amount of $527,778 of the Note) was consummated on the Closing of the SPA, of which an aggregate of $300,000 (which correlates to a principal amount of $333,333 of the Note) was funded through the rollover of unreimbursed advances and expenses made to the Company by Werber and Bothwell prior to the closing date of the SPA and the remaining $175,000 was funded at Closing by the Agent. The second Tranche will be for $125,000 ($138,889 in principal amount of the Note) and will be funded to the Company by the Agent on July 15, 2017, subject to certain conditions contained in the SPA.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available under Section 4(a)(2) promulgated thereunder due to the fact that they were isolated sales to a limited number of people and did not involve a public offering of securities.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred a net loss of $1,253,201 for the year ended October 31, 2016. In addition, the Company had an accumulated deficit of $2,113,611 at October 31, 2016. The Company had a negative working capital position of $815,680 at October 31, 2016. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized.

Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. All of the Company’s assets are currently pledged in connection with the SPA and as a result does not have any assets to pledge for the purpose of borrowing additional capital. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds. The Company anticipates that future sources of funding, if any, will therefore be costly and dilutive. if available at all.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) the Company will be able to establish a stabilized source of revenues, (2) obligations to the Company’s creditors are not accelerated, (3) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations, (4) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

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

	For the Fiscal Year Ended October 31,
	2016	2015
Cash, beginning of period	$37,565	$244
Net cash used in operating activities	(542,008)	(451,275)
Net cash used in investing activities	(26,313)	(7,904)
Net cash provided by financing activities	556,979	496,500
Cash, end of period	$26,223	$37,565

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of October 31, 2016 and through the date of this report, we had no such arrangements.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014- 09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. Early adoption is permitted. The Company has adopted this standard for the year ending October 31, 2016, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of the financial statements.

In February 2016, a pronouncement was issued that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue sharebased payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted this guidance in the first quarter of 2017. The adoption of this update had no material effect on the Company’s financial position or results of operations.

Critical Accounting Policies

Our audited consolidated financial statements reflect the selection and application of accounting policies which require us to make significant estimates and judgments. See Note 2 to our audited consolidated financial statements included in this Annual Report on Form 10-K, “Summary of Significant Accounting Policies”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Biotech Products Services and Research, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of Biotech Products Services and Research, Inc. (the “Company”) as of October 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years ended October 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2016 and 2015 and its consolidated statements of operations and cash flows for the years ended October 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses and has a deficit in working capital that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

Houston, Texas

July 7, 2017

Biotech Products Services and Research, Inc.

CONSOLIDATED BALANCE SHEETS

As of October 31, 2016 and 2015

	October 31, 2016	October 31, 2015
ASSETS
Current Assets
Cash	$26,223	$37,565
Accounts receivable	1,125	19,878
Inventories	9,944	-
Prepaid expenses	-	4,163
Assets attributable to discontinued operations	-	89,353
Total Current Assets	37,292	150,959

Property and equipment, net	27,606	1,638
Security deposits	5,000	-
TOTAL ASSETS	$69,898	$152,597

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$248,847	$105,324
Accrued liabilities to management	378,274	-
Accounts payable related party	-	9,354
Deferred revenue	-	15,000
Notes payable	100,000	-
Advances from CEO	-	300
Liabilities attributable to discontinued operations	125,851	9,771
Total Liabilities	852,972	139,749

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 104,214,982 and 99,198,114 shares issued and outstanding, respectively	104,215	99,198
Additional paid-in capital	1,226,322	774,060
Accumulated deficit	(2,113,611)	(860,410)
Total Stockholders’ Equity (Deficit)	(783,074)	12,848

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$69,898	$152,597

The accompanying notes are an integral part of these consolidated financial statements.

Biotech Products Services and Research, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2016	2015

Revenues	$184,881	$147,629

Cost of revenues	94,402	49,411

Gross profit	90,479	98,218

General and administrative expenses	1,133,796	842,527

Loss from operations	(1,043,317)	(744,309)

Other income (expense) – interest expense	(12,729)	-

Loss from continuing operations	(1,056,046)	(744,309)

(Loss) income from discontinued operations	(197,155)	5,955

Net loss	$(1,253,201)	$(738,354)

Net loss per common share - basic and diluted:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	(0.00)	0.00
Total	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	100,377,159	134,047,251

The accompanying notes are an integral part of these consolidated financial statements.

Biotech Products Services And Research, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended October 31, 2016 and 2015

	2016	2015

Net Loss	$(1,253,201)	$(738,354)

Change in currency translation adjustments	-	(2,795)

Total Comprehensive Loss	$(1,253,201)	$(741,149)

The accompanying notes are an integral part of these consolidated financial statements.

Biotech Products Services and Research, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended October 31, 2015 and 2016

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Par Value	Capital	Income (Loss)	Deficit	(Deficit)

Balance October 31, 2014	150,120,000	$150,120	$(83,120)	$2,795	$(122,056)	$(52,261)

Forgiveness of related party loan	-	-	42,058	-	-	42,058

Cancellation of common stock	(60,120,000)	(60,120)	60,120	-	-	-

Stock compensation	4,590,000	4,590	263,410	-	-	268,000

Sale of common stock	4,608,114	4,608	491,592		-	496,200

Currency translation adjustments	-	-	-	(2,795)	-	(2,795)

Net loss	-	-	-	-	(738,354)	(738,354)

Balance October 31, 2015	99,198,114	99,198	774,060	-	(860,410)	12,848

Sale of common stock	5,016,868	5,017	452,262		-	457,279

Net loss	-	-	-	-	(1,253,201)	(1,253,201)

Balance October 31, 2016	104,214,982	$104,215	$1,226,332	$-	$(2,113,611)	$(783,074)

The accompanying notes are an integral part of these consolidated financial statements.

Biotech Products Services and Research, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended October 31, 2016 and 2015

	October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,253,201)	$(738,354)
Net income (loss) from discontinued operations	(197,155)	5,955
Net loss from continuing operations	(1,056,046)	(744,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	345	86
Bad debt expense	500	-
Stock-based compensation	-	268,000
Changes in operating assets and liabilities:
Accounts receivable	18,253	(19,878)
Prepaid expenses	4,163	(4,163)
Inventories	(9,944)	-
Security deposits	(5,000)	-
Accounts payable and accrued expenses	143,523	105,324
Accrued liabilities to management	378,274	-
Accounts payable – related party	(9,354)	9,354
Deferred revenue	(15,000)	15,000
Net cash used in operating activities – continuing operations	(550,286)	(370,586)
Net cash provided by (used in) operating activities - discontinued operations	2,098	(75,935)
Net cash used in operating activities	(548,188)	(446,521)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(26,313)	(1,724)
Net cash used in investing activities – continuing operations	(26,313)	(1,724)
Net cash provided by (used in) investing activities – discontinued operations	6,180	(6,180)
Net cash used in investing activities	(20,133)	(7,904)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from CEO	-	300
Repayments on advances from CEO	(300)	-
Proceeds from issuance of notes payable	100,000	-
Proceeds from sale of common stock and warrants	457,279	496,200
Net cash provided by financing activities – continuing operations	556,979	496,500
Net cash used in financing activities – discontinued operations	-	(4,754)
Net cash provided by financing activities	556,979	491,746

Increase (decrease) in cash	(11,342)	37,321
Cash at beginning of year	37,565	244
Cash at end of year	$26,223	$37,565

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Cancellation of common shares	$-	$60,120
Forgiveness of advances from director	$-	$42,508

The accompanying notes are an integral part of these consolidated financial statements.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Biotech Products Services and Research, Inc. (formerly Bespoke Tricycles Inc.) (“BPSR” or the “Company”) was incorporated on August 9, 2011 in the State of Nevada. On May 29, 2015, Albert Mitrani acquired controlling interest of BPSR through the purchase of 135,000,000 shares of common stock from John Goodhew and subsequently became a director and the sole officer of BPSR. Until October 30, 2015, the Company’s business included the designing, manufacturing, and selling vending tricycles for commercial customers.

On October 30, 2015, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with John Goodhew, the Company’s director, pursuant to which all of the shares of Bespoke Tricycles, Ltd. (“Bespoke”), a corporation organized under the Laws of England and Wales, were transferred to Mr. Goodhew. As a result of such sale, the Company was no longer in the business of designing, manufacturing, and selling vending tricycles. The purchase price for the shares sold to Mr. Goodhew was $10. The results of Bespoke are reflected as discontinued operations in the financial statements.

Since the change in control of our Company in June 2015 and change in the Company’s operations in July 2015, the Company has been engaged in the health care industry, principally focusing on supplying products and services related to the growing field of regenerative anti-aging medicine.

For the fiscal year ended October 31, 2016, the Company operated through the following wholly owned subsidiaries: Beyond Cells Corp., a Florida corporation (“Beyond Cells”) formed with a business purpose to provide anti-aging and cellular therapy patient marketing and product sales; General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) with a business purpose to sell cellular therapy products to doctors and hospitals; and Ethan New York, Inc., a New York corporation (“Ethan NY”) formed with a business purpose of selling clothing and accessories through a retail store. Ethan NY operations were closed during June 2016 and the results of Ethan NY are reflected as discontinued operations in the financial statements.

During August 2016, the Company formed Anu Life Sciences, Inc. (“ANU”), a Florida corporation and a wholly owned subsidiary of the Company with a business purpose of the development, production and manufacturing of anti-aging and cellular therapy products. ANU began operations during November 2016 and commenced sales of its first product offering during February 2017.

During February 2017, the Company established Mint Organics, Inc. (“Mint Organics”) a Florida corporation and a 55%-owned subsidiary of the Company with a business purpose of operating Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities. During February 2017, the Company established Mint Organics Florida, Inc., (“Mint Organics Florida”), a Florida corporations and a wholly owned subsidiary of Mint Organics with a business purpose of operating Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities within Florida. Subsequent to the formation of Mint Organics and Mint Organics Florida, both entities have issued minority non-voting equity interests.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current financial statement presentation including adjusted footnotes to reflect the presentation of discontinued operations as further discussed in Note 13.

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At October 31, 2016, we did not have any cash balances in financial institutions in excess of FDIC insurance coverage.

During the fiscal year ended October 31, 2016, one customer accounted for approximately $27,000 or 14.5% of revenues.

During the fiscal year ended October 31, 2016, we purchased products from one supplier totaling approximately $53,000 or 56.0% of our cost of revenues.

The Company’s sales and supply agreements are non-exclusive and the Company does not believe it has any exposure based on the customers of its products and/or the availability of products from other suppliers. Since February 2017, the Company commenced the manufacturing and distribution of proprietary products that will further reduce exposure by increasing its ability to sell to customers and eliminate reliance on third party suppliers.

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

Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the year ended October 31, 2016 and 2015, the Company recorded bad debt expense of $500 and $0.

Inventory

Inventory is stated at the lower of cost or market using the average cost method. The Company regularly reviews inventory quantities on hand to identify slow-moving merchandise and markdowns necessary to clear slow-moving merchandise. Estimates of markdown requirements may differ from actual results due to changes in quantity, quality and mix of products in inventory, as well as changes in consumer preferences, market and economic conditions.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC Topic. 605 “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Net Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At October 31, 2016, the Company had 1,737,479 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2016. At October 31, 2015, the Company had 1,008,114 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2015.

Stock-Based Compensation

All stock-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.

Foreign Currency Translation

The functional currency of Bespoke was British pounds and was translated to U.S. dollars using the exchange rate effective for the date reported for assets and liabilities and the average exchange rate for the period reported for revenues and expenses.

Fair Value of Financial Instruments

The Company follows FASB ASC 820, Fair Value Measurement, which clarifies fair value as an exit price, establishes a hierarchal disclosure framework for measuring fair value, and requires extended disclosures about fair value measurements. The provisions of ASC 820 apply to all financial assets and liabilities measured at fair value.

As defined in ASC 820, fair value, clarified as an exit price, represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a result, fair value is a market-based approach that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

As a basis for considering these assumptions, ASC 820 defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Subsequent Events

The Company has evaluated subsequent events that occurred after October 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014- 09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. Early adoption is permitted. The Company has adopted this standard for the year ending October 31, 2016, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of the financial statements.

In February 2016, a pronouncement was issued that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue sharebased payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted this guidance in the first quarter of 2017. The adoption of this update had no material effect on the Company’s financial position or results of operations.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred a net loss of $1,253,201 for the year ended October 31, 2016. In addition, the Company had an accumulated deficit of $2,113,611 at October 31, 2016. The Company had a negative working capital position of $851,680 at October 31, 2016. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. All of the Company’s assets are currently pledged in connection with the SPA and as a result does not have any assets to pledge for the purpose of borrowing additional capital. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds. The Company anticipates that future sources of funding, if any, will therefore be costly and dilutive. if available at all.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) the Company will be able to establish a stabilized source of revenues, (2) obligations to the Company’s creditors are not accelerated, (3) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations, (4) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

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

NOTE 4 – INVENTORIES

Inventories totaled $9,944 and $0 at October 31, 2016 and October 31, 2015, respectively. ANU inventory was associated with materials acquired for the manufacturing of products to be sold in 2017.

	October 31, 2016	October 31, 2015

ANU materials	$9,944	$-

Total Inventories	$9,944	$-

NOTE 5 - PROPERTY AND EQUIPMENT

	October 31, 2016	October 31, 2015

Computer equipment	$1,724	$1,724
Manufacturing equipment	26,313	-

	28,037	1,724
Less: accumulated depreciation and amortization	(431)	(86)
Total property and equipment, net	$27,606	$1,638

Depreciation expense of property, plant and equipment from operations totaled $345 and $86 for the years ended October 31, 2016 and 2015, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended October 31, 2015, a former Director of the Company was reimbursed by the Company $4,604, and the former Director also forgave $42,058 of advances to the Company. The Company classified the forgiveness as a capital contribution.

During the fiscal year ended October 31, 2015, the Company recorded salary expense to its Chief Executive Officer (“CEO”) in the amount of $118,846, of which $88,039 was paid through October 31, 2015. The Company also recorded salary and consulting fees to the CEO’s wife in the amount of $78,773, of which $69,419 was paid through October 31, 2015. In addition, the Company also made payments on behalf of the CEO and the CEO’s wife for health benefit costs and automobile related allowances totaling approximately $11,281 for the fiscal year ended October 31, 2015.

During the fiscal year ended October 31, 2016, the Company recorded salary expense to its CEO in the amount of $241,845, of which $91,845 was paid through October 31, 2016. The Company also recorded salary and consulting fees to the CEO’s Wife in the amount of $138,729, of which $33,896 was paid through October 31, 2016. Expenses of approximately $44,000 were reimbursed in relation to the consulting service. In addition, the Company also made payments on behalf of the CEO and the CEO’s wife for health benefit costs and automobile related allowances totaling approximately $46,868 for the fiscal year ended October 31, 2016. As described below, as of October 31, 2016, the Company recorded an aggregate of $150,000 and $104,833 of accrued salary related expenses owed to the CEO and the CEO’s wife, respectively, for all advances, loans, consulting fees and/or salary related compensation owed to each of the CEO and/or CEO’s wife through October 31, 2016.

Prior to November 4, 2016, the CEO and the CEO’s wife did not have employment agreements or consulting agreements with the Company and had agreed to defer any future salary or consulting payments based on availability of cash resources of the Company.

Effective November 4, 2016, the Company entered into executive employment agreements with Albert Mitrani, the CEO; the CEO’s wife Maria Mitrani, the Chief Science Officer (“CSO”); Bruce Werber, the Chief Operating Officer (“COO”); and Ian Bothwell, the Chief Financial Officer (“CFO”). On March 8, 2017, the Company entered into an executive employment agreement with Terrell Suddarth, the Chief Technology Officer (“CTO”), and amended the CSO’s, the COO’s and CFO’s executive employment agreements (collectively the CEO, CSO, COO, CFO’s and CTO’s executive employment agreements, as amended, are referred to as the “Executive Agreements”). In connection with the executive employment agreements with the CEO and the CSO, the Company agreed to pay the CEO and the CSO a total of $150,000 and $104,833, respectively, representing the total amount of all advances, loans, consulting fees and/or salary related compensation owing to each of the CEO and the CSO up through November 4, 2016. The payment of the above amounts is to be paid in the future based on the available cash of the Company. See Note 11 for a more detailed description of the Executive Agreements.

Effective August 1, 2016, the Company’s corporate administrative offices were moved to office space in Miami Beach, Florida. The office space is leased from MariLuna, LLC, a Florida limited liability company which is owned by the CSO. The term of the lease is 24 months and the monthly rent is $2,500. The Company paid a security deposit of $5,000.

In connection with the executive employment agreement between the Company and the CFO, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by the CFO for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) up to a maximum of $2,500 per month.

As of October 31, 2016 the CFO and COO, were owed approximately $70,000 and $53,000, respectively, by the Company for advances and unreimbursed expenses in connection with the Company’s operations during the fiscal year ended October 31, 2016. As of March 29, 2017, the CFO and COO, were owed approximately $150,000 and $150,000, respectively, by the Company for advances and unreimbursed expenses in connection with the Company’s operations through March 29, 2017. On March 29, 2017, in connection with the SPA (see Note 7), the advances and unreimbursed expenses owed to the CFO and COO totaling $300,000 were converted and made part of the initial Tranche funding amounts as provided for in the SPA. As a result of the conversion, the advances and unreimbursed expenses are now secured obligations of the Company, and shall be payable, convertible into common shares of the Company and secured in accordance with the terms of the SPA. On March 29, 2017, in connection with the terms of the SPA, the CFO and the COO were each granted 1,000,000 common shares of the Company valued at $31,790.

On November 1, 2016, the Company issued 100 shares of Series A Non-Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) to the CEO. On March 8, 2017, the Company issued 100 shares of the Series A Preferred Stock, to each the COO, CSO and CFO. The Series A Preferred Stock shall vote together with the shares of common stock and other voting securities of the Company as a single class and such shares shall represent 80% of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. The Company determined that the value attributable to the Series A Preferred Stock issued were nominal.

On March 8, 2017, Mint Organics, Inc. issued warrants to the CEO, CSO and CFO to each purchase 79 shares of the Class A Common Stock, of Mint Organics, Inc., vesting on the date Mint Organics, Inc., through one of its subsidiaries, obtains a license from any state to dispense cannabis until the fifth anniversary thereof at an exercise price of $0.001 per share.

On February 14, 2017, Mr. Peter Taddeo and Mr. Wayne Rohrbaugh each invested $150,000 in the Company in connection with the Company’s endeavor, through Mint Organics, Inc., to obtain a license to dispense medical cannabis in Florida. In consideration for their investment, on February 28, 2017, Mr. Taddeo and Mr. Rohrbaugh were each issued 150 shares of Series A Preferred Stock of Mint Organics, Inc. and a warrant from the Company to purchase up to 150,000 shares of common stock of the Company for $0.15 per share exercisable from the date of issuance of the warrant until the third anniversary date of the date of issuance. Mr. Taddeo was also appointed as the Chief Executive Officer and as a director of Mint Organics, Inc. and Mint Organics Florida, Inc. Mr. Rohrbaugh was also appointed as the Chief Operating Officer and as a director of Mint Organics, Inc. and Mint Organics Florida, Inc. The Series A Preferred Stock, as more fully described in Note 12, is convertible into Class B common stock of Mint Organics, Inc. or into common stock of the Company.

During February 2017, the Company sold 250,000 shares of common stock to the COO’s daughter at $0.04 per share for an aggregate purchase price of $10,000 based on the closing price of the common stock of the Company on the date the stock was issued.

On May 17, 2017, Mint Organics entered into an executive employment agreement with Peter Taddeo, the CEO of Mint Organics (the “Taddeo Agreement”). In connection with the Taddeo Agreement, the Company granted Taddeo 1,000,000 shares of unregistered restricted Common Stock valued at $0.012 per share, the closing price of the Common Stock of the Company on the date of grant. The shares vest on the date Mint Organics, through one of its subsidiaries, obtains a license from a state to dispense cannabis or December 31, 2017, whichever is earlier, and provided that Taddeo’s employment has not been terminated prior to the time the vesting conditions have been met. See Note 12 for a more detailed description of the Taddeo Agreement.

Certain of the Company’s customers are related and/or affiliated with employees and/or consultants of the Company. For the year ended October 31, 2016, the total amount of sales to customers related to employees and/or consultants of the Company totaled $15,703.

NOTE 7 — NOTES PAYABLE

On November 12, 2015, the Company entered into an unsecured loan agreement (“$15,000 Note Payable”) with an unaffiliated lender pursuant to which the Company received proceeds of $15,000. The $15,000 Note Payable bears interest at 8% per annum compounded annually and was due one year after the date of issuance. On April 3, 2017, in connection with the SPA, the $15,000 Note Payable plus accrued interest was fully paid (see below).

On December 24, 2015, the Company entered into an unsecured loan agreement (“$50,000 Note Payable”) with an unaffiliated lender pursuant to which the Company received proceeds of $50,000. The $50,000 Note Payable bears interest at 8% per annum compounded annually and was due one year after the date of issuance. On April 3, 2017, in connection with the SPA, the $50,000 Note Payable plus accrued interest was fully paid (see below).

On April 27, 2016, the Company entered into an unsecured loan agreement (“$35,000 Note Payable”) with a consultant of the Company pursuant to which the Company received proceeds of $35,000. The payoff amount of the $35,000 Note Payable was $42,000 and was due on May 31, 2016 (an annualized interest rate of approximately 221%). On April 3, 2017, in connection with the SPA, the $35,000 Note Payable plus accrued interest was fully paid (see below).

SPA - Convertible Promissory Note

On March 29, 2017, the Company entered into a Securities Purchase Agreement, dated March 29, 2017 (“SPA”), with an unaffiliated “accredited investor” (“Agent”), Dr. Bruce Werber, the Company’s Chief Operating Officer and a member of the Board of Directors of the Company (“Werber”), and Ian T. Bothwell, the Company’s Chief Financial Officer and member of the Board of Directors (“Bothwell”) (each, including its successors and assigns, a “Purchaser” and collectively, the “Purchasers”). The transactions contemplated by the SPA were consummated on April 3, 2017.

Purchase and Sale

Pursuant to the SPA, the Purchasers shall be entitled to purchase a 10% Original Issue Discount Convertible Secured Promissory Note and Guarantee in the principal amount of up to $1,666,667, corresponding to a subscription amount of up to $1,500,000 (“Note”). The purchase of the Note is to occur in several tranches (each a “Tranche”) pursuant to the terms and conditions of the SPA. In connection with the terms of the SPA, the Purchasers agreed to subscribe to the initial Tranche through the second Tranche for an amount in the aggregate of up to $600,000 (subject to adjustment as described the SPA) corresponding to an aggregate of up to $666,667 in principal amount of the Note. The initial Tranche of $475,000 (which correlates to a principal amount of $527,778 of the Note) was consummated on the closing of the SPA, of which an aggregate of $300,000 (which correlates to a principal amount of $333,333 of the Note) was funded through the rollover of unreimbursed advances and expenses made to the Company by Werber and Bothwell prior to the closing date of the SPA and the remaining $175,000 was funded at Closing by the Agent. The second Tranche will be for $125,000 ($138,889 in principal amount of the Note) and will be funded to the Company by the Agent on July 15, 2017, subject to certain conditions contained in the SPA.

Subject to the acceleration and/or prepayment provisions as provided for in the SPA, all unpaid principal, fees and accrued and unpaid interest of the Note shall be due and payable in full on March 31, 2018.

The unpaid principal amount of the Note shall accrue interest at 10% per annum, provided that upon the occurrence and during the continuance of an event of default as defined in the SPA, the outstanding principal amount of this Note and any accrued and unpaid interest and all other overdue amounts shall each bear interest until paid at the rate of 18% per annum. Additionally, in the event that the publicly traded price of the common stock falls below $0.0125 for 3 consecutive trading days, then the Note shall accrue interest at the default interest rate. During the period April 27, 2017 to May 1, 2017, the closing price of the common stock fell below $0.0125 and accordingly beginning May 2, 2017, the default interest rate of 18% is in effect. Accrued interest shall be payable commencing on June 30, 2017, and continuing on the last business day of each subsequent calendar quarter. In the event of a conversion of this Note prior to the maturity date, all accrued and unpaid interest shall be added to the principal amount being converted as of the date of conversion to determine the amount of securities into which the Note shall be converted.

In connection with the terms of the SPA, the Company issued the Agent, Werber and Bothwell a total of 2,000,000, 1,000,000 and 1,000,000 common shares of the Company (“Commitment Shares”), respectively, valued in the aggregate at $63,580, based on the closing price of the Common Stock of the Company on the date the stock was issued.

The Note may be prepaid by the Company at any time, provided however that any prepayment amount will be subject to a prepayment penalty of 20% to 40% based on the date that the prepayment is made. At any time after the six (6) month anniversary of the closing date and until this Note is no longer outstanding, any outstanding principal portion of this Note shall be convertible, in whole or in part, into shares of common stock of the Company at the option of each Purchaser (subject to the conversion limitations set forth in the SPA). The conversion price in effect on any conversion date shall be equal to the lower of (i) $0.15, and (ii) 60% of the lowest daily volume weighed average price in the 20 trading days prior to the conversion date. Under the terms of the SPA, Bothwell and Werber are not eligible to convert their portion of the Note until the Agent has been fully repaid.

According to the SPA, the Purchasers may fund the Company in different Subscription Amounts at each closing after the second Tranche and are not required to participate in each such subsequent Tranche. In the event that any Purchaser does not participate in any Tranche after the second Tranche, the remaining Purchasers shall have the right to participate in such Tranche in an amount up to 100% of the entire Tranche. In the event that such participating Purchasers do not collectively fund 100% of the desired Tranche amount, then the Company shall be permitted to request from any Person (as defined in the SPA) the remaining amount, so long as such Person(s) agree to execute the SPA (and further, the Company and the Purchasers agree to amend the Agreement and the Note as necessary). The Company is not obligated to consummate any additional Tranche fundings subsequent to the second Tranche.

The SPA contained customary representations, warranties and covenants for similar transactions by the Company and Purchasers, including restrictions on incurrence of future indebtedness and/or issuance of equity. In addition, included in the covenants was a covenant made by the Company to be up to date with all of its filings with the Securities and Exchange Commission (“SEC”) by July 15, 2017, including without limitation, all reports, schedules, forms, statements and other documents required to be filed by the Company under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

The Company used the proceeds received at closing from the initial Tranche for general working capital purposes and the repayment of all outstanding obligations owing in connection with the $15,000 Note Payable, the $50,000 Note Payable and the $35,000 Note Payable.

In connection with the SPA, the Company will record an original issue discount consisting of the discount in the aggregate cash received at closing, the intrinsic value of the Commitment Shares and any underlying value attributable to the fair value of the embedded derivatives liabilities associated with the Notes at the issuance date based on an independent valuation using a Monte Carlo Model (the Notes contain full ratchet reset provisions and variable market based conversion derivative features). The Company will record the amount of the derivative liabilities at the time of closing as a reduction of the remaining initial carrying amount of the Notes and the excess amount after reducing the initial carrying amount of the Note to $0, if any, as a charge to the income statement. The derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Note.

Security Agreement

As an inducement for the Agent to fund the Company, on March 29, 2017, the Company and its subsidiaries: ANU; General Surgical Beyond Cells; BD Source and Distribution, Corp., a Florida corporation; Ethan New York; Mint Organics, Inc., and Mint Organics Florida, (each a “Subsidiary” or “Guarantor” and together, the “Guarantors”) entered into a Security Agreement, dated March 29, 2017 (the “ Security Agreement “), with the Agent, whereby BPSR and each Subsidiary granted the Agent a perfected, first priority security interest in and to all of their respective tangible and intangible assets, whether presently owned or existing or hereafter acquired or coming into existence and all proceeds therefrom, and including the capital stock of each Guarantor. In addition, upon the full satisfaction of the obligations owing to the Agent, all other Purchasers (excluding the Agent) shall assume the security rights of the Agent described above until all of their respective amounts owed by the Company have been fully repaid.

Intellectual Property Security Agreement

On March 29, 2017, BPSR and the Guarantors entered into an Intellectual Property Security Agreement (the “IP Security Agreement”) with the Agent, whereby BPSR and each Guarantor granted the Agent a perfected, first priority security interest in and to all of their respective intellectual property.

Subsidiary Guarantee

On March 29, 2017, the Subsidiaries entered into a Subsidiary Guarantee (the “Subsidiary Guarantee”) in favor of the Agent. Pursuant to the Subsidiary Guarantee, the Subsidiaries, jointly and severally, unconditionally and irrevocably, guaranteed the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) of the obligations of the Company to the Agent and its respective successors, endorsees, transferees and assigns under the Subsidiary Guarantee, the Note and Intellectual Property Security Agreement and any documents executed and delivered in connection therewith.

NOTE 8 — INCOME TAXES

The Company is required to file a consolidated tax return that includes all of its subsidiaries.

For the fiscal years ended October 31, 2016 and 2015, the Company has incurred operating losses, and therefore, there were not any tax expense amounts recorded during those years. The cumulative net operating loss carry-forward is approximately $1,845,000 and will expire beginning in 2031.

A reconciliation of the U.S. federal statutory tax amount to the Company’s effective tax amount is as follows:

	Year Ended October 31, 2016	Year Ended October 31, 2015
Income tax benefit at statutory rate (34%)	$(426,088)	$(251,040)
Stock-based compensation	-	91,120
Valuation allowance	426,088	159,920
Total	$-	$-

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities for the Company were as follows:

	October 31, 2016	October 31, 2015
Deferred tax asset attributable to:
Net operating loss carry-forward	$627,507	$201,419
Less valuation allowance	(627,507)	(201,419)
Total	$-	$-

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

NOTE 9 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock in one or more designated series, each of which shall be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. The Company’s board of directors is authorized, without stockholders’ approval, within any limitations prescribed by law and the Company’s Articles of Incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock.

Series A Non-Convertible Preferred Stock

On November 1, 2016, the Company filed a Certificate of Designation with the Secretary of State of Nevada therein designating out of the 10,000,000 authorized shares of Preferred Stock, a class of Preferred Stock as “Series A Non-Convertible Preferred Stock” consisting of 100 shares (the “ Series A Certificate of Designation “). On March 2, 2017, the Company filed with the Secretary of State of Nevada an amendment to increase the number of shares provided for in the Series A Certificate of Designation from 100 shares to 400 shares.

Set forth below is a summary of the Series A Certificate of Designation, as amended.

Voting

Generally, the outstanding shares of Series A Non-Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series A Non-Convertible Preferred Stock outstanding, and as long as at least one share of Series A Non-Convertible Preferred Stock is outstanding, such shares shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock.

Dividends

The holders of shares of Series A Non-Convertible Preferred Stock shall not be entitled to receive any dividends.

Ranking

The Series A Non-Convertible Preferred Stock shall, with respect to distribution rights on liquidation, winding up and dissolution, (i) rank senior to any of the shares of Common Stock of the Company, and any other class or series of stock of the Company which by its terms shall rank junior to the Series A Non-Convertible Preferred Stock, and (ii) rank junior to any other series or class of preferred stock of the Company and any other class or series of stock of the Company which by its term shall rank senior to the Series A Non-Convertible Preferred Stock.

So long as any shares of Series A Non-Convertible Preferred Stock are outstanding, the Company shall not alter or change any of the powers, preferences, privileges or rights of the Series A Non-Convertible Preferred Stock, without first obtaining the approval by vote or written consent, in the manner provided by law, of the holders of at least a majority of the outstanding shares of Series A Non-Convertible Preferred Stock, as to changes affecting the Series A Non-Convertible Preferred Stock.

Issued Shares

On November 1, 2016, the Company issued 100 shares of its Series A Non-Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) to the CEO. On March 8, 2017, the Company issued 100 shares of the Series A Preferred Stock, to each of the COO, CSO and CFO.

Series B Convertible Preferred Stock

On November 1, 2016, the Company filed a Certificate of Designation with the Secretary of State of Nevada therein designating out of the 10,000,000 authorized shares of Preferred Stock, a class of Preferred Stock as “Series B Convertible Preferred Stock” consisting of 1,000,000 shares (“Series B Certificate of Designation”).

Set forth below is a summary of the Series B Certificate of Designation.

Conversion

Each holder of Series B Preferred Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series B Preferred Stock is first issued, to convert each share of Series B Preferred Stock into 20 fully-paid and non-assessable share of Common Stock.

Rank

Except as specifically provided below, the Series B Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank junior to the Series A Non-Convertible Preferred Stock of the Company and senior to (i) all classes of Common Stock of the Company and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holder(s) of Series B Preferred Stock).

Issued Shares

There are currently no shares of Series B Convertible Preferred Stock outstanding as of the filing date of this report on Form 10-K for the year ended October 31, 2016.

Common Stock

The Company is authorized to issue up to 250,000,000 shares of common stock, $0.001 par value per share. On September 17, 2015, the Company completed an eighteen-for-one forward stock split. The consolidated financial statements and notes reflect a retroactive adjustment for the forward stock split.

On June 6, 2017, the Board of Directors of the Company and the stockholders holding the Company’s outstanding Series A Preferred Stock, having the voting equivalency of 80% of the outstanding capital stock, approved the filing of an amendment to the Articles of Incorporation of the Company to increase the authorized amount of Common Stock from 250,000,000 to 750,000,000, without changing the par value of the Common Stock or authorized number and par value of “blank check” Preferred Stock. On June 19, 2017, the Company filed a Definitive 14C with the SEC regarding the corporate action. On June 22, 2017, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effectuate the corporate action on July 10, 2017.

Sales of Common Stock

On February 19, 2015, the Company sold 1,800,000 shares of common stock in a private placement for total cash proceeds of $25,000.

On May 28, 2015, the Company sold 1,800,000 shares of common stock for total cash proceeds of $25,000.

From June 11, 2015 through September 2, 2015, the Company sold an aggregate of 311,200 Units to various third parties. Each Unit cost $1.00 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued 622,400 shares of common stock, Class A warrants to purchase 311,200 common shares and Class B warrants to purchase 311,200 common shares. The Class A Warrant and Class B warrant have exercise prices of $0.50 and $1.00, respectively, and have a four-year term. The aggregate grant date fair value of the warrants issued in connection with this offering was $91,263.

On July 9, 2015, the Company’s Chief Executive Officer and the Company cancelled 60,120,000 shares of common stock previously held by the Company’s Chief Executive Officer.

From August 2015 to October 2015, the Company sold 192,857 Units to various investors. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrant and One Class B Warrant. The Company issued 385,714 shares, Class A warrants to purchase 192,857 common shares and Class B warrants to purchase 192,857 common shares. The Class A Warrant and Class B warrant have exercise prices of $0.50 and $1.00, respectively, and have a four-year term. The aggregate grant date fair value of the warrants issued in connection with this offering was $83,060.

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

From November 2015 to March 2016, the Company sold an aggregate of 364,685 Units to 9 “accredited investors”. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a total of 729,370 shares, Class A warrants to purchase 364,685 common shares and Class B warrants to purchase 364,685 common shares for total proceeds of $255,279. The Class A Warrant and Class B Warrant have exercise prices of $0.50 and $1.00, respectively, and have a four-year term. The grant date fair value of the warrants issued in connection with this offering was $379,893.

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

During January 2017, the Company sold 100,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $5,000.

From January 2017 to February 2017, the Company sold an aggregate of 900,000 Units. Each Unit cost $0.10 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a total of 1,800,000 shares, Class A warrants to purchase 900,000 common shares and Class B warrants to purchase 900,000, common shares for total proceeds of $90,000. The Class A Warrant and Class B Warrant have exercise prices of $0.075 and $0.150, respectively, and have a three-year term. The aggregate grant date fair value of the warrants issued in connection with this offering was $33,480.

During February 2017, the Company sold 250,000 shares of common stock to a related party at $0.04 per share for an aggregate purchase price of $10,000.

On March 8, 2017, in consideration for consulting services rendered to the Company and Mint Organics, Inc., the Board approved the issuance of 100,000 shares of unregistered common stock valued at $0.02 per share, the closing price of the common stock of the Company on the date hereof, to a consultant. The Company recorded $2,000 of stock-based compensation expense based on the grant date fair value of these shares.

On March 29, 2017, in connection with the terms of the SPA, the Company issued the Agent, Werber and Bothwell a total of 2,000,000, 1,000,000 and 1,000,000 common shares of the Company, respectively, valued in the aggregate at $63,580, based on the closing price of the common stock of the Company on the date the stock was issued.

On May 17, 2017, in connection with the Taddeo Agreement, the Company granted Taddeo 1,000,000 shares of unregistered Common Stock valued at $0.012 per share ($12,000), the closing price of the Common Stock of the Company on the date of grant. The shares vest on the date Mint Organics, through one of its subsidiaries, obtains a license from a state to dispense cannabis or December 31, 2017, whichever is earlier, and provided that Taddeo’s employment has not been terminated prior to the time the vesting conditions have been met.

NOTE 10 – WARRANTS

During the year ended October 31, 2015, the Company issued 1,008,114 warrants in connection with common stock offerings and valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.50% to 1.74%, (2) term of 4 years, (3) expected stock volatility of 100%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued during the year ended October 31, 2015 was $174,323.

During the year ended October 31, 2016, the Company issued 729,370 warrants in connection with common stock offerings and valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate from 1.22% to 1.57%, (2) term of 4 years, (3) expected stock volatility from 97% to 100%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued during the year ended October 31, 2016 was $379,893.

In connection with the Executive Employments Agreements dated November 4, 2016 (see Note 11), the Company granted the following warrants to each executive as described below:

Bothwell:	a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the date of the grant, exercisable in accordance with the vesting schedule below until the 10th anniversary of the date of issuance:

(a) Immediately on the Effective Date, 50% of the Warrant shall vest and the remaining 50% shall vest in 18 equal monthly installments beginning on November 30, 2016 or until Bothwell no longer remains employed by the Company, whichever is earlier.

Notwithstanding the foregoing vesting schedule, the unvested portion of the Warrant shall be accelerated upon the achievement of the milestones set forth below, to the satisfaction of the Board in its sole discretion and contingent upon Mr. Bothwell’s continued employment at the time of consummation:

1.	25% upon the consummation of an equity or debt financing and resulting in gross proceeds of at least $300,000, including, but not limited to, the currently contemplated financing in connection with the SPA; and

2.	25% upon the consummation of a series of equity or debt financings resulting in aggregate process gross proceeds in excess of $1,500,000.

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 1.79%, (2) term of 10 years, (3) expected stock volatility of 152%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $1,879,380 and such costs will be expensed prorata as the warrants vest.

Werber:	a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the date of the grant, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance.

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 1.79%, (2) term of 10 years, (3) expected stock volatility of 152%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $1,879,380 and such costs will be expensed prorata as the warrants vest.

M. Mitrani:	a warrant to purchase, on a cashless basis, up to 10,000,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the date of the grant, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance.

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 1.79%, (2) term of 10 years, (3) expected stock volatility of 152%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $591,000 and such costs will be expensed prorata as the warrants vest.

During January 2017 and February 2017, the Company issued 1,800,000 warrants in connection with common stock offerings and valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.43% to 1.45%, (2) term of 3 years, (3) expected stock volatility of 106%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued was $33,480.

In connection with the Participation Agreement, on March 8, 2017, the Company issued warrants to Mr. Peter Taddeo, a member of the Board and the Chief Executive Officer and a director of both Mint Organics and Mint Organics Florida and Mr. Wayne Rohrbaugh, the Chief Operating Officer and a director of both Mint Organics and Mint Organics Florida, to each purchase 150,000 shares of common stock of the Company at an exercise price of $0.15 per share, exercisable from the date of issuance until the third anniversary date of the date of issuance. The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 1.38%, (2) term of 3 years, (3) expected stock volatility of 106%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $4,770.

On March 8, 2017, in connection with Mr. Suddarth’s employment agreement, the Company granted Mr. Suddarth a warrant to purchase, on a cashless basis, 23,850,000 shares of the Company’s common stock at an exercise price of $0.02 per share, the closing price of common stock of the Company on March 8, 2017, exercisable in accordance with the vesting schedule below until the 10th anniversary of the date of issuance:

(a) Immediately on the Effective Date, 50% of the Warrant shall vest and, thereafter, the remaining 50% shall vest in 18 equal monthly installments beginning on March 31, 2017 or until Suddarth no longer remains employed by the Company, whichever is earlier.

(b) Notwithstanding the foregoing vesting schedule, the unvested portion of the Warrant shall be accelerated upon the achievement of the milestones set forth below, to the satisfaction of the Board in its sole discretion and contingent upon Mr. Suddarth’s continued employment at the time of consummation:

1.	25% for the commercial availability of a sheet type human amnion product

2.	15% for the third commercially available product; and

3.	10% for the fourth commercially available product

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 2.57%, (2) term of 10 years, (3) expected stock volatility of 153%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $469,845 and such costs will be expensed prorata as the warrants vest.

On March 8, 2017, the Board of the Company granted warrants to purchase shares of common stock of the Company on a cashless basis to the following executive officers and directors of the Company:

Executive Officer	Warrants:
Dr. Bruce Werber (Chief Operating Officer and Director)	21,500,000
Ian T. Bothwell (Chief Financial Officer and Director)	21,500,000
Dr. Maria Ines Mitrani (Chief Science Officer and Director)	13,850,000
TOTAL	56,850,000

The foregoing warrants are exercisable for $0.02 per share, the closing price of Common Stock of the Company on March 8, 2017, and are exercisable from the date of issuance until the 10th anniversary of the date of issuance. The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 2.57%, (2) term of 10 years, (3) expected stock volatility of 153%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $1,119,945 and such costs will be expensed prorata as the warrants vest.

A summary of warrant activity for the years ended October 31, 2015 and 2016 are presented below.

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2014	-	$-
Granted	1,008,114	$0.75	4.00	$-
Exercised	-	$-
Expired/Forfeited	-	$-
Outstanding and exercisable at October 31, 2015	1,008,114	$0.75	3.78	$-

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2015	1,008,114	$0.75	3.78	$-
Granted	729,370	$0.75	4.00	$-
Exercised	-	$-
Expired/Forfeited	-	$-
Outstanding and exercisable at October 31, 2016	1,737,484	$0.75	3.01	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On June 22, 2015, the Company entered into an agreement with a consultant whereby the Company agreed to issue the consultant a warrant to purchase shares of common stock for up to 4.9% of the outstanding common stock of the Company. The terms of the warrant agreement were not determined or authorized by the Board of Directors of the Company, and accordingly, the warrant obligation has not been recorded by the Company.

Employment Agreements

On August 1, 2015, the Company entered into employment agreements with two employees. Each employment agreement contained the following terms:

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

On November 17, 2015, the Company executed a Termination Agreement and Mutual Release in connection with both of the above-mentioned employment agreements. The parties released each other from any claims or liabilities one to the other, and the employment agreements between the Company and each of the employees were terminated in their entirety. The Company was not required to issue any of the shares of common stock provided for in the agreements or make any settlement payments in connection with the terminations.

Executive Employment Agreements

Albert Mitrani

On November 4, 2016, the Company entered into an executive employment agreement, (“A. Mitrani Agreement”) effective November 4, 2016, with Albert Mitrani (“A. Mitrani”), pursuant to which A. Mitrani agreed to continue to serve as the Company’s Chief Executive Officer and Chairman of the Board of Directors of the Company for the term of the A. Mitrani Agreement, subject to state and federal law and the bylaws of the Company, as long as A. Mitrani beneficially owns at least 3% of the common stock of the Company.

Below is a summary of the material terms of the A. Mitrani Agreement:

Term

The employment term shall continue until the fifth anniversary thereof, unless terminated earlier pursuant to the terms of the A. Mitrani Agreement; provided that, on such fifth anniversary of the effective date and each fifth anniversary thereafter, the A. Mitrani Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of five years, unless either party provides written notice of its intention not to extend the term of the A. Mitrani Agreement at least 90 days prior to the applicable renewal date.

Base Salary

A. Mitrani’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing; and thereafter payable in periodic installments in accordance with the Company’s customary payroll practices, but no less frequently than monthly. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term.

Annual and Signing Bonus

A. Mitrani is eligible to receive an annual bonus, as established by the Board and based on established performance milestones being achieved. In connection with the execution of the A. Mitrani Agreement, the Company agreed to pay A. Mitrani a $100,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow.

Past Due Amounts

As of the effective date, A. Mitrani and/or his affiliates were owed for unpaid expenses, salary and consulting fees of approximately $120,000. The past due amounts shall be paid upon the earliest reasonable practicable time that there is sufficient working capital as determined by the Board.

Dr. Bruce Werber

On November 4, 2016, and amended March 8, 2017, the Company entered into an executive employment agreement, (“Werber Agreement”) effective November 4, 2016, with Dr. Bruce Werber (“Werber”), pursuant to which the Company appointed Werber as the Chief Operating Officer (“COO”) of the Company and the Chief Executive Officer of ANU and General Surgical. Pursuant to the Werber Agreement, the Company agreed to appoint Werber as a member of the board of directors of the Company for the term of the Werber Agreement, subject to state and federal law and the bylaws of the Company, as long as Werber beneficially owns at least 3% of the common stock of the Company.

Below is a summary of the material terms of the Werber Agreement:

Term

The employment term shall continue until the third anniversary thereof, unless terminated earlier pursuant to the terms of the Werber Agreement; provided that, on such third anniversary of the effective date and each annual anniversary thereafter, the Werber Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Werber Agreement at least 90 days’ prior to the applicable renewal date.

Base Salary

Werber’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing; and thereafter payable in periodic installments in accordance with the Company’s customary payroll practices, but no less frequently than monthly. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term.

Annual and Signing Bonus

Werber is eligible to receive an annual bonus, as established by the Board and based on established performance milestones being achieved. In connection with the execution of the Werber Agreement, the Company agreed to pay Werber a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow.

Warrant

In connection with the execution of the Werber Agreement, the Company granted Werber a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the Effective Date, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance.

Dr. Maria Ines Mitrani

On November 4, 2016, and amended March 8, 2017, the Company entered into an executive employment agreement, (“M. Mitrani Agreement”) effective November 4, 2016, with Dr. Maria Ines Mitrani (“M. Mitrani”), pursuant to which the Company appointed M. Mitrani as the Chief Science Officer (“CSO”) of the Company. Pursuant to the M. Mitrani Agreement, the Company agreed to appoint M. Mitrani as a member of the board of directors of the Company for the term of the M. Mitrani Agreement, subject to state and federal law and the bylaws of the Company, as long as M. Mitrani beneficially owns at least 3% of the common stock of the Company.

Below is a summary of the material terms of the M. Mitrani Agreement:

Term

The employment term shall continue until the fifth anniversary thereof, unless terminated earlier pursuant to the terms of the M. Mitrani Agreement; provided that, on such fifth anniversary of the effective date and each fifth anniversary thereafter, the M. Mitrani Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of five years, unless either party provides written notice of its intention not to extend the term of the M. Mitrani Agreement at least 90 days’ prior to the applicable renewal date.

Base Salary

M. Mitrani’s base annual salary is $250,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing; and thereafter payable in periodic installments in accordance with the Company’s customary payroll practices, but no less frequently than monthly. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the amendment of the M. Mitrani Agreement on March 8, 2017, M. Mitrani’s base annual salary was increased to $300,000.

Annual and Signing Bonus

M. Mitrani is eligible to receive an annual bonus, as established by the Board and based on established performance milestones being achieved. In connection with the execution of the M. Mitrani Agreement, the Company agreed to pay M. Mitrani a $50,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow.

Past Due Amounts

As of the effective date, M. Mitrani and/or her affiliates were owed for unpaid expenses and consulting fees of approximately $84,000. The past due amounts shall be paid upon the earliest reasonable practicable time that there is sufficient working capital as determined by the Board.

Warrant

In connection with the execution of the M. Mitrani Agreement, the Company granted M. Mitrani a warrant to purchase, on a cashless basis, up to 10,000,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the Effective Date, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance.

Ian T. Bothwell

On November 4, 2016, and amended March 8, 2017, the Company entered into an executive employment agreement, (“Bothwell Agreement”) effective November 4, 2016, with Ian T. Bothwell (“Bothwell”), pursuant to which the Company appointed Bothwell as the Chief Financial Officer (“CFO”) of the Company. Pursuant to the Bothwell Agreement, the Company agreed to appoint Bothwell as a member of the board of directors of the Company for the term of the Bothwell Agreement, subject to state and federal law and the bylaws of the Company, as long as Bothwell beneficially owns at least 3% of the common stock of the Company.

Below is a summary of the material terms of the Bothwell Agreement:

Term

The employment term shall continue until the third anniversary thereof, unless terminated earlier pursuant to the terms of the Bothwell Agreement; provided that, on such third anniversary of the effective date and each annual anniversary thereafter, the Bothwell Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Bothwell Agreement at least 90 days’ prior to the applicable renewal date.

Base Salary

Bothwell’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing; and thereafter payable in periodic installments in accordance with the Company’s customary payroll practices, but no less frequently than monthly. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term.

Annual and Signing Bonus

Bothwell is eligible to receive an annual bonus, as established by the Board and based on established performance milestones being achieved. In connection with the execution of the Bothwell Agreement, the Company agreed to pay Bothwell a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow.

Warrant

In connection with the execution of the Bothwell Agreement, the Company agreed to issue Bothwell a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the Effective Date, exercisable in accordance with the vesting schedule below until the 10th anniversary of the date of issuance (“Bothwell Warrant”):

Immediately on the effective date, 50% of the Bothwell Warrant shall vest and the remaining 50% shall vest in 18 equal monthly installments beginning on November 30, 2016 or until Bothwell no longer remains employed by the Company, whichever is earlier.

Notwithstanding the foregoing vesting schedule, the unvested portion of the Bothwell Warrant shall be accelerated upon the achievement of the milestones set forth below, to the satisfaction of the Board in its sole discretion and contingent upon Bothwell’s continued employment at the time of consummation:

a)	25% upon the consummation of an equity or debt financing subsequent to the effective date and resulting in gross proceeds of at least $300,000, including, but not limited to, the financing obtained in connection with the SPA; and

b)	25% upon the consummation of a series of equity or debt financings subsequent to the effective date resulting in aggregate gross proceeds to the Company in excess of $1,500,000.

Terrell Suddarth

The Company entered into an executive employment agreement, (“Suddarth Agreement”) effective March 8, 2017, with Terrell Suddarth (“Suddarth”), pursuant to which the Company appointed Suddarth as the Chief Technology Officer (“CTO”) of the Company. Pursuant to the Suddarth Agreement, the Company agreed to appoint Suddarth as a member of the board of directors of the Company for the term of the Suddarth Agreement, subject to state and federal law and the bylaws of the Company, as long as Suddarth beneficially owns at least 3% of the common stock of the Company.

Below is a summary of the material terms of the Suddarth Agreement:

Term

The employment term shall be effective on effective date and shall continue until the third anniversary thereof, unless terminated earlier pursuant to the terms of the Suddarth Agreement; provided that, on such third anniversary of the effective date and each annual anniversary thereafter, the Suddarth Employment Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Suddarth Agreement at least 90 days’ prior to the applicable renewal date.

Base Salary

Suddarth’s base annual salary is $300,000, which shall accrue commencing on the effective date and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing; and thereafter payable in periodic installments in accordance with the Company’s customary payroll practices, but no less frequently than monthly. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term.

Annual and Signing Bonus

Suddarth is eligible to receive an annual bonus, as established by the Board and based on established performance milestones being achieved.

Notwithstanding the foregoing, the Company shall pay Suddarth the following bonuses on the achievement of the following milestones and subject to the Board’s determination that the Company has sufficient capital:

(i)	$35,000 upon the commercial availability of a sheet type human amnion product; and
(ii)	$35,000 upon the third commercially available product; and
(iii)	$35,000 upon the fourth commercially available product

In connection with the execution of the Suddarth Agreement, the Company agreed to pay Suddarth a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow.

Warrant

In connection with the execution of the Suddarth Agreement, the Company agreed to issue Suddarth a warrant to purchase, on a cashless basis, up to 23,850,000 shares of common stock of the Company for $0.02 per share, the closing price of the Company’s common stock on the effective date, exercisable in accordance with the vesting schedule below until the 10th anniversary of the date of issuance (“Suddarth Warrant”):

Immediately on the effective date, 50% of the Suddarth Warrant shall vest and the remaining 50% shall vest in 18 equal monthly installments beginning on March 31, 2017 or until Suddarth no longer remains employed by the Company, whichever is earlier.

Notwithstanding the foregoing vesting schedule, the unvested portion of the Suddarth Warrant shall be accelerated upon the achievement of the milestones set forth below, to the satisfaction of the Board in its sole discretion and contingent upon Suddarth’s continued employment at the time of consummation:

a)	25% for the commercial availability of a sheet type human amnion product; and
b)	15% for the third commercially available product; and
c)	10% for the fourth commercially available product.

Leases

Ethan NY

On September 3, 2015, Ethan NY entered into a five-year lease agreement (“Ethan Lease”) for a store located in New York City, New York. The Ethan Lease commenced on October 1, 2015. Under the terms of the Ethan Lease, Ethan NY provided an $18,585 security deposit and a former employee of Ethan NY provided a personal guaranty for a portion of the amounts due under the Ethan Lease.

During June 2016, Ethan NY exited from its leased premises. Under the terms of the Ethan Lease, minimum monthly lease payments of $9,500 per month were to commence in December 2015 through October 2020. Ethan NY has not made any of the required minimum monthly lease payments as required including approximately $66,500 and $104,785 for the seven months ended June 30, 2016 and the eleven months ended October 31, 2016, respectively. The total amount of minimum lease payments that Ethan NY is obligated to pay pursuant to this 5-year lease is $586,242 (excluding late fees and interest provided for under the Ethan Lease).

The lease payments pursuant to the Ethan Lease were as follows:

Year Ended	Minimum
October 31,	Rent
2016	$104,785
2017	117,714
2018	121,245
2019	124,882
2020	117,616
2021	-
Total	$586,242

All of Ethan NY’s obligations under the Ethan Lease are recourse only to the assets at Ethan NY, except for certain obligations under the Ethan Lease that were guaranteed by a former employee. Under the terms of the Ethan Lease, the obligations of Ethan NY for future rents are to be mitigated based on the amount of any future rents that are received for the rental of the leased premises to other tenants during the initial term. During August 2016, Ethan NY received confirmation that the leased premises had been leased to another tenant. In connection with the termination of the Ethan Lease, Ethan NY has made several unsuccessful attempts to contact the landlord for the purpose of obtaining a settlement and release for any amounts that the landlord may claim are owing under the Ethan Lease, if any. Ethan NY is not aware of any claim pending or threatened in connection with the Ethan Lease. At October 31, 2016, Ethan NY has recorded in liabilities of discontinued operations the amount of rent obligations through June 30, 2016 and a reserve for estimated losses in connection with termination of the Ethan Lease of $76,000 and $25,905, respectively. In addition, in connection with the termination of the Ethan Lease, Ethan NY recorded in its loss from discontinued operations the loss of the $18,585 security deposit made in connection with the execution of the Ethan Lease that is non-returnable to Ethan NY upon the occurrence of certain defined events prescribed under the Ethan Lease and the impairment loss of $5,463 associated with the remaining net amounts of furniture & fixtures and leasehold improvements that were remaining on the books and are not recoverable in connection with the termination of the Ethan Lease and the closing of the store location.

Anu

In connection with the Company’s decision to relocate its existing placental tissue bank processing laboratory in Miami, Florida, on May 23, 2017, our wholly-owned subsidiary, Anu Life Sciences Inc. entered into a five-year lease agreement (“Lab Lease”) for an approximately 3,500 square foot laboratory and administrative office facility in Sunrise, Florida. The Lab Lease is effective July 1, 2017 and expires on June 30, 2022 and provided for the ability of Anu to beginning moving into the premises beginning June 20, 2017. Under the terms of the Lab Lease, Anu has the option to renew the Lab Lease for two additional 5-year periods. Anu is also required to provide a $37,275 security deposit of which $18,638 is to be returned to Anu after the 2nd year anniversary of the Lab Lease, provided Anu has been compliant under the terms of the Lab Lease through that date. The minimum monthly lease payments under the Lab Lease are to commence July 1, 2017. The Company will record lease expense on a straight-line basis over the life of the Lab Lease. The minimum lease payments pursuant to Lab Lease are as follows:

Year Ended	Minimum
October 31,	Rent
2017	$23,007
2018	90,020
2019	94,022
2020	102,877
2021	105,455
Thereafter	71,470
Total	$486,850

The minimum lease payments described above exclude applicable Florida sales tax and additional rents as may be required under the terms of the Lab Lease. In accordance with the terms of the lease for the Company’s existing laboratory facility, the Company provided its notice of termination and as of June 20, 2017, completed the relocation of the lab facilities to the Sunrise leased premises.

Termination of Contract

On February 23, 2016, the Distribution Agreement, dated August 11, 2015, between Amnio Technology, LLC (“Amnio Technology”) and the Company’s wholly-owned subsidiary, BD Source, was terminated by Amnio Technology. Pursuant to the Distribution Agreement, Amnio Technology had engaged BD Source pursuant to the Distribution Agreement in connection with the marketing, sales and distribution of certain of Amnio Technology’s products. Amnio Technology is engaged in the business of human tissue procurement, processing and distribution to customers and third party distributors. Amnio Technology terminated the Distribution Agreement due to BD Source’s non-payment of the outstanding balance of $4,815 under the Distribution Agreement. BD Source has since paid such balance and believes that all obligations owed to Amnio Technology have been satisfied.

Convertible Equity Securities

Conversion of Notes issued in connection with the SPA

In connection with the SPA, at any time after the six (6) month anniversary of the closing date and until the Note is no longer outstanding, any outstanding principal portion of the Note shall be convertible, in whole or in part, into shares of common stock of the Company at the option of each Purchaser (subject to the conversion limitations set forth in the SPA). The conversion price in effect on any conversion date shall be equal to the lower of (i) $0.15, and (ii) 60% of the lowest daily volume weighed average price in the 20 trading days prior to the conversion Date. Under the terms of the SPA, Bothwell and Werber are not eligible to convert their portion of the Note until the Agent has been fully repaid.

In connection with the SPA, the Company will determine the underlying value attributable to the fair value of the embedded derivatives liabilities associated with the Notes at the issuance date based on an independent valuation using a Monte Carlo Model (the Notes contain full ratchet reset provisions and variable market based conversion derivative features). The Company will record the amount of the derivative liabilities at the time of closing as a reduction of the remaining initial carrying amount of the Notes and the excess amount after reducing the initial carrying amount of the Note to $0, if any, as a charge to the income statement. The derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement. As of April 30, 2017, the amounts owed under the SPA, including original issue discount and accrued interest was approximately $531,826.

Series A Preferred Stock of Mint Organics

As more fully described in Note 12, each share of the Series A Preferred Stock shall automatically convert into 1.5 shares of Class B Common Stock of Mint Organics upon the earlier of (a) the fifth anniversary of the date such share of Series A Preferred Stock was issued; or (b) Mint Organics’ receipt of the necessary licenses and permits required to operate business operations in the medical cannabis industry. In addition, commencing on the first anniversary of the issuance date, each holder of the Series A Preferred Stock shall have the right, but not the obligation, to convert some or all of such holder’s shares of Series A Preferred Stock (or Class B Common Stock equivalent) into unregistered shares, par value $0.001 per share, of common stock of BPSR, based on the Stated Value divided by the average trading price of BPSR common stock for the ten trading days prior the conversion date. Notwithstanding the foregoing, the number of shares of Class B Common Stock issuable upon the conversion of the outstanding Series A Preferred Stock shall be adjusted to ensure that the outstanding Class B Common Stock represents 45% of the outstanding capital stock of Mint Organics (based on conversion of 300 shares of the Series A Preferred Stock or prorate portion thereof).

NOTE 12 – MINT ORGANICS

On February 14, 2017, the Company entered into a participation agreement with Mr. Peter Taddeo (“Taddeo”) and Mr. Wayne Rohrbaugh (“Rohrbaugh”), two non-affiliated accredited investors (collectively, the “Investors”) in connection with the Company’s endeavor to obtain a license to dispense medical cannabis in Florida.

Pursuant to the agreement, Taddeo and Rohrbaugh each invested $150,000 in the Company and the Company immediately established Mint Organics, Inc., a 55%-owned subsidiary of the Company and Mint Organics Florida, Inc., a wholly owned subsidiary of Mint Organics Inc., each dedicated to pursue the objectives of the Agreement. In connection with the agreement, $150,000 of the proceeds received from the Investors was obligated to be used to fund the operations of Mint Organics, Inc. and/or Mint Organics Florida, Inc. and the remainder was to be used for working capital of the Company.

Mint Organics authorized capital consists of (i) 1,000 shares of Class A Voting Common Stock, par value $0.001 per share (“Class A Common Stock”); (ii) 1,000 shares of Class B Non-Voting Common Stock, par value $0.001 per share (“Class B Common Stock”); and (iii) 1,000 shares of Preferred Stock, par value $0.001 per share. BPSR owns 550 shares of Class A Common Stock, representing 100% of the outstanding shares of Class A Common Stock. There are no shares of Class B Common Stock currently outstanding.

Pursuant to the Certificate Of Designation with respect to a Series A Convertible Preferred Stock (“Series A Preferred Stock”) filed on February 28, 2017 and as amended on March 23, 2017, Mint Organics authorized 300 shares of Series A Preferred Stock, par value $0.001 per share and a stated value of $1,000 per share. The Series A Preferred Stock is non-voting and non-redeemable. The amount of each share of the Series A Preferred Stock shall automatically convert into 1.5 shares of Class B Common Stock of Mint Organics upon the earlier of (a) the fifth anniversary of the date such share of Series A Preferred Stock was issued; or (b) Mint Organics’ receipt of the necessary licenses and permits required to operate business operations in the medical cannabis industry. In addition, commencing on the first anniversary of the issuance date, each holder of the Series A Preferred Stock shall have the right, but not the obligation, to convert some or all of such holder’s shares of Series A Preferred Stock (or Class B Common Stock equivalent) into unregistered shares, par value $0.001 per share, of common stock of BPSR, based on the stated value divided by the average trading price of BPSR common stock for the ten trading days prior the conversion date. Notwithstanding the foregoing, the number of shares of Class B Common Stock issuable upon the conversion of the outstanding Series A Preferred Stock shall be adjusted to ensure that the outstanding Class B Common Stock represents 45% of the outstanding capital stock of Mint Organics (based on conversion of 300 shares of the Series A Preferred Stock or pro rata portion thereof).

In connection with the agreement, Mint Organics issued to each of Taddeo and Rohrbaugh (i) 150 shares of Series A Preferred Stock and (ii) a warrant exercisable for up to 150,000 shares of BPSR’s common stock for $0.15 per share exercisable from the date of issuance until the third anniversary of the date of issuance (see Note 10).

In addition, in connection with the agreement, Taddeo was appointed as the Chief Executive Officer and as a director of Mint Organics, Inc. and Mint Organics Florida, Inc. Rohrbaugh was appointed as the Chief Operating Officer and as a director of Mint Organics, Inc. and Mint Organics Florida, Inc.

On March 8, 2017, Mint Organics issued warrants to purchase shares of Class A Common Stock, of Mint Organics, Inc., vesting on the date Mint Organics, through one of its subsidiaries, obtains a license from a state to dispense cannabis until the fifth anniversary thereof to the following executives of Mint Organics:

Name:	Warrants	Exercise Price:
Albert Mitrani	79	$0.001
Ian T. Bothwell	79	$0.001
Dr. Maria I. Mitrani	79	$0.001
TOTAL	237

The Company evaluated the fair value of warrants issued, considering the contingency for the vesting of the warrants, the term of the warrants and the restrictive components of the underlying stock. In addition, the Company considered the contingencies, risks and viability typically associated with start-up businesses and the current uncertainty involving the conflict of state and federal legislation of the marijuana industry. As a result of its review, the Company determined that the value attributable to the warrants granted were nominal.

Taddeo Employment Agreement

Mint Organics entered into the “Taddeo Agreement” effective May 1, 2017, with Peter Taddeo (“Taddeo”), pursuant to which Taddeo will serve as the Chief Executive Officer (“Mint CEO”) of Mint Organics. Pursuant to the Taddeo Agreement, Mint Organics agreed to appoint Taddeo as a member of the board of directors of Mint Organics (“Mint Board”) for the term of the Taddeo Agreement, subject to state and federal law and the bylaws of Mint Organics, as long as Taddeo beneficially owns at least 3% of the common stock of Mint Organics.

Below is a summary of the material terms of the Taddeo Agreement:

Term

The employment term shall continue until the third anniversary thereof, unless terminated earlier pursuant to the terms of the Taddeo Agreement; provided that, on such third anniversary of the effective date and each annual anniversary thereafter, the Taddeo Employment Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Taddeo Agreement at least 90 days’ prior to the applicable renewal date.

Base Salary

Mint Organics shall pay Taddeo an annual rate of base salary of $180,000 during the period prior to Mint Organics, through one of its subsidiaries, or by other means, obtains or acquires access for a license from a state to dispense cannabis which shall accrue commencing as of the Effective Date and shall be payable upon Mint Organics generating sufficient net revenue or obtaining sufficient third party financing; and thereafter payable in periodic installments in accordance with Mint Organics’ customary payroll practices, but no less frequently than monthly. Taddeo’s base salary shall automatically be adjusted to an annual rate of base salary of $250,000 once the license is obtained.

Annual and Signing Bonus

Taddeo is eligible to receive an annual bonus, as established by the Mint Board and based on established performance milestones being achieved. The target bonus is expected to be a minimum of one times the Base Salary, consistent with bonuses that are paid to other key executive management members of Mint Organics and subject to determination and approval by the Mint Board.

In connection with the execution of the Taddeo Agreement, Mint Organics agreed to pay Taddeo a $25,000 signing bonus which shall be accrued and paid by Mint Organics upon Mint Organics having sufficient cash flow.

Equity Awards

As incentive to enter into the Taddeo Agreement, on the Effective Date, the Company granted Taddeo 1,000,000 shares of unregistered Common Stock of BPSR, vesting on the date Mint Organics, through one of its subsidiaries, obtains a license from a state to dispense cannabis or December 31, 2017, whichever is earlier, and provided that Taddeo’s employment has not been terminated prior to the time the vesting conditions have been met.

Mint Organics Florida, Inc.

Mint Organics Florida, Inc.’s authorize capital structure consists of (1) 10,000 shares of Class A Voting Common Stock, par value $0.001 per share and (ii) 10,000 shares of Class B Non-Voting Common Stock, par value $0.001 per share. The Class A Common Stock shall have the sole right and power to vote on all matters on which a vote of shareholders is to be taken. In all matters, with respect to actions both by vote and by consent, each holder of shares of the Class A Common Stock shall be entitled to cast one vote in person or by proxy for each share of Class A Common Stock standing in such holder’s name on the transfer books of the Corporation. The Class B Common Stock shall not be entitled to vote on any matters.

On February 28, 2017, the Board of Mint Organics Florida, Inc. issued 2,125 shares of Class A Voting Common Stock, par value $0.001 per share, of Mint Organics Florida, Inc. to Mint Organics, Inc. and determined that the fair consideration for the initial issuance of the Series A Voting Common Stock is $0.001 per share.

Offering:

On March 17, 2017, Mint Organics Florida initiated an offering to raise up to $1,000,000 in exchange for up to 212.5 shares of Class B common stock, representing approximately 10.0% of the outstanding equity of Mint Organics Florida as of the date of the offering. The proceeds of the offering are to be used for general working capital purposes. On April 6, 2017, Mint Organics received proceeds of $100,000 in connection with the sale of 21.25 units to an investor in connection with the offering.

Agreements:

On February 15, 2017, Mint Organics Florida entered into a consulting agreement with a lobbying firm in connection with Mint Organics Florida’s efforts to obtain a license to dispense medical cannabis in Florida. The initial term of the agreement is for a minimum period of one year and will automatically renew for additional one-year terms unless either party provides 60 days’ prior written notice of intent to cancel the agreement. Under the terms of the agreement, Mint Organics Florida is required to pay a monthly fee of $7,500, plus expenses and upon Mint Organics Florida’s receipt of a license to dispense medical cannabis in Florida, the Consulting Firm will be entitled to receive a 3% equity interest in Mint Organics Florida through granting of 63.75 shares of Class B Common Stock of Mint Organics Florida.

NOTE 13 – DISCONTINUED OPERATIONS

On October 30, 2015, the Company entered into a stock purchase agreement with John Goodhew, the Company’s director, pursuant to which all of the shares of Bespoke Tricycles, Ltd., a corporation organized under the Laws of England and Wales, were transferred to Mr. Goodhew. As a result of such sale, the Company is no longer in the business of designing, manufacturing, and selling vending tricycles. The purchase price for the shares sold to Mr. Goodhew was $10. Mr. Goodhew resigned as a member of the Board of Directors in connection with the execution and delivery of the stock purchase agreement on October 30, 2015.

During September 2015, the Company formed Ethan NY for the purpose of selling clothing and accessories through a retail store. During June 2016, the Ethan NY operations were closed and as a result the operations of Ethan NY have been reflected as discontinued operations in the financial statements.

The following summarizes the carrying amounts of the assets and liabilities of Ethan NY at October 31, 2016 and 2015. There were no carrying amounts of the assets and liabilities of Bespoke as of October 31, 2016 and 2015:

	October 31,
	2016	2015

Assets:

Cash	$-	$61,730
Inventories	-	1,608
Prepaid Expenses	-	1,250
Security Deposits	-	18,585
Property, Plant and Equipment, net	-	6,180
	$-	$89,353

Liabilities:

Accounts Payable	$94,835	$-
Accrued Expenses	31,016	-
Deferred Rent	-	9,771
	$125,851	$9,771

The loss on disposal of Bespoke is summarized below:

	Year Ended
	October 31, 2016	October 31, 2015
Cash received	$-	$10
Total consideration	-	10
Bespoke’s net assets	-	(5,679)
Loss on disposal of Bespoke	$-	$(5,669)

The following summaries Bespoke’s and Ethan NY’s revenues and expenses, net and net income of discontinued operations:

	Year Ended October 31,
	2016	2015

Revenues:
Bespoke	$-	$54,008
Ethan NY	68,598	-
Total Revenues	68,598	54,008

Expenses, net:
Bespoke	-	23,812
Ethan NY	265,753	18,572
Total Expenses, net	265,753	42,384

Loss on disposal of Bespoke:	-	(5,669)

Income (Loss) From Discontinued Operations:
Bespoke	-	24,527
Ethan NY	(197,155)	(18,572)
Income (Loss) From Discontinued Operations	$(197,155)	$5,955

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported in a Form 8-K filed on July 31, 2015, on July 27, 2015, we engaged GBH CPAs, PC (“GBH”) as our principal independent accountants. On July 30, 2015, we dismissed KLJ & Associates, LLP (“KLJ”) as our independent registered public accounting firm. The decision to terminate the services of KLJ and retain GBH as the principal independent accountants was approved by our board of directors.

In connection with the foregoing change in accountants, there was no disagreement of the type described in paragraph (a)(1)(iv) if Item 304 of Regulation S-K or any reportable event as described in paragraph (a)(1)(v) of such Item.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2016, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of October 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Based on that evaluation under this framework, our management concluded that as of October 31, 2016, our internal control over financial reporting was not effective because of the following material weaknesses:

●	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

●	As a result of the limited number of accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management discussion and analysis, which could lead to overlooking items requiring disclosure.

●

The Company’s Board of Directors had only one director at October 31, 2016. The Board does not have an audit committee or an independent audit committee financial expert nor did it have either one at October 31, 2016. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

The Company did not file this Annual Report on Form 10-K and the two quarterly reports on Form 10-Q for the subsequent fiscal quarters ended January 31, 2016 and April 30, 2016 within the appropriate filing deadlines and were subsequently delinquent in our filings with the SEC under the Securities Exchange Act of 1934, as amended. This delinquency is due to the Company’s limited financial and personnel resources.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, in November 2016, the Company engaged Ian T. Bothwell as the Chief Financial Officer (Principal Financial and Accounting Officer) of the Company. In November 2016, Dr. Bruce Werber and Dr. Maria Mitrani were appointed as members to the Board of Directors. In March 2017, Mr. Bothwell, Terrell Suddarth and Peter Taddeo were appointed as members to the Board of Directors. If and when the Company obtains sufficient capital resources, management intends to hire additional personnel with sufficient U.S. GAAP knowledge and experience and to segregate appropriate duties among them. None of our directors are deemed to be “independent” due to their employment status with the Company and/or its subsidiaries.

We also intend to appoint one or more independent members to our Board of Directors who shall also be appointed to a standing audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management. While we are actively seeking outside members, including candidates with accounting experience, we cannot provide any assurance that we will be successful. Given the size of our Company, lack of revenues and current lack of financing to continue with our business, it is unlikely that we will be able to hire any additional personnel or that independent directors will agree to join our Board until general economic conditions and our own business prospects improve significantly.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors who were appointed effective as of the closing of the Merger:

Name:	Age:	Position:	Director Since:
Albert Mitrani	61	President, Chief Executive Officer, Chairman, Secretary and Treasurer (Principal Executive Officer)	June 24, 2015
Ian T. Bothwell	57	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 8, 2017
Dr. Bruce Werber	62	Chief Operating Officer and Director	November 4, 2016
Dr. Maria I. Mitrani	36	Chief Science Officer, VP and Director	November 4, 2016
Terrell Suddarth	55	Chief Technology Officer and Director	March 8, 2017
Peter Taddeo	63	Director	March 8, 2017

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

Professional Experience

Albert Mitrani has been serving as our Chief Executive, President, Secretary, Treasurer and Chairman of the Board of Directors since June 24, 2015. Mr. Mitrani served as the Chief Executive Officer of Analytical Stem Cell Corp. from April 2014 through May 2015. Analytical Stem Cell was involved in stem cell research and patient treatment referral centers. From February 2012 through March 2014 Mr. Mitrani was the Chief Executive Officer of Americell Trinidad and the President of ASCAAC LLC (American Stem Cell) from March 2011 through January 2013. Mr. Mitrani was the Chief Executive Officer of American Cellular Center Quito Ecuador from 2009 through 2012.

Ian T. Bothwell was appointed as the Chief Financial Officer of the Company on November 4, 2016 and as a member of the Board of Directors on March 8, 2017. From 2003 through November 2015, Mr. Bothwell served in various executive positions for Central Energy GP LLC, the general partner of Central Energy Partners LP, a previously publicly traded master limited partnership. From July 2007 through November 2015, Mr. Bothwell served as President and a director of Regional Enterprises, Inc. Since April 2007, Mr. Bothwell has served as the President and controlling member of Rover Advanced Technologies, LLC, a company formed to provide management solutions to the public transportation industry. Since 2015, Mr. Bothwell has also served as the President and controlling member of CountOnMe Inc., a company that provides software solutions for the educational industry. Mr. Bothwell received his Bachelor of Science in Business Administration from Boston University in 1984.

Dr. Bruce Werber was appointed as the Chief Operating Officer and as a member of the Board of Directors of the Company on November 4, 2016. From 2011 to 2016, Dr. Werber served as a consultant of medical and surgical industries of Cuboid Associates. From 1981 to 2014, Dr. Werber practiced as a Board Certified reconstructive foot and ankle surgeon in Rhode Island and then in Arizona, the CEO of several medical practices. In 2012, Dr. Werber founded and, from 2012 to 2015, served as the President of Amnio Technology LLC, creating the company as well as the processing and clinical science related to utilizing placental tissue in orthopedic medicine. Prior to founding Amnio Technology, Dr. Werber wrote and published two peer reviewed papers relating to using placental tissue in the treatment of diabetic wounds, plantar fasciitis and Achilles tendinosis. Dr. Werber has spoken and lectured on this topic extensively around the United States and internationally. Dr. Werber has submitted eight patent applications in the area of placental tissue, seven of which are still pending and one has been granted. Dr. Werber served as the President of the American College of Foot and Ankle surgeons from 2003 to 2004. He has been a leader in the field of foot and ankle surgery, introducing new successful technologies to improve patient outcomes. His extensive business experience includes the development of the northeast franchisee of Discovery Zone, in addition to founding and managing successful medical practices in Rhode Island and Arizona. Dr. Werber earned his DPM (Doctor of Podiatric Medicine) in 1980 from the California College of Podiatric Medicine in San Francisco, CA and a B.S. in Biology-Physics in 1976 from Syracuse University in Syracuse, NY.

The Company believes Dr. Werber’s extensive medical and business experience qualifies him to serve as a member of the Board of Directors of the Company.

Dr. Maria Ines Mitrani was appointed Chief Science Officer, Vice President and as a member of the Board of Directors of the Company on November 4, 2016. Dr. Mitrani served as the Executive Vice President of Analytical Stem Cell from 2014 to 2015. From 2012 to 2014, Dr. Mitrani served as the Executive Vice President, Medical Tourism Coordinator and Patient Referral Coordinator of Americell Trinidad, LLC. From 2008 to 2014, Dr. Mitrani was with the American Stem Cell & Anti-aging center where she co-founded the first autologous stem cell center in Quito, Ecuador, worked directly with the Ecuadorian government to write new laws for research and treatment using autologous stem cells, was instrumental in opening additional stem cell clinics in Guatemala, Trinidad & Tobago and Jamaica and created an infomercial for weight loss supplements for South America TV. From 2007 to 2009, Dr. Mitrani served as the Senior Executive Vice President of Jade Energy USA where she was the trainer and speaker in Esthetic, Anti-Aging and natural medical conferences and trade shows throughout America, Hong Kong, Ecuador and Peru. Dr. Mitrani has extensive professional and academic experience in research and development of natural supplements and has written protocols for IV use of these supplements. She is also an expert in alternative anti-aging techniques. She earned her MD at Universidad San Francisco de Quito in Quito-Ecuador, her OMD (Doctor of Oriental Medicine) at the Pan-American University of Natural Medicine in Cuenca Ecuador and PhD in Neural Therapy at Sociedad Medica de Terapias Naturales in Quito-Ecuador. In August 2016, Dr. Mitrani received the Humanitarian Award for her work to benefit the victims of the Ecuadorian earthquake in April 2016 from the Ecuadorian National Assembly and has authored several published articles and books on new medicine.

The Company believes Dr. Mitrani’s extensive medical experience qualifies her to serve as a member of the Board of Directors of the Company.

Terrell Suddarth was appointed Chief Technology Officer and member of the Board of Directors of the Company on March 8, 2017. Mr. Suddarth is responsible for the research, development and commercialization of human birth tissue derived products initiated by the Company. Prior to joining BPSR, from 2013 to 2016 Mr. Suddarth served as Chief Operating Officer for Amnio Technology, LLC, a global leader in developing and distributing placental tissue allografts. While there, he developed and introduced six placental derived biologic therapies, receiving a US patent for one and generating seven additional applications that are pending. From 2010 to 2013, Mr. Suddarth served as Vice President of Operations for Tissue Banks International (TBI), a human tissue processing organization and the world’s largest ocular recovery, processing and distribution group. Under Mr. Suddarth’s direction TBI tripled its production capability and thereby tripled its revenue. He was principal of a private consulting practice focusing on quality systems implementation, new product introduction and process development in the medical device, biologics and human tissue arenas. He has been an integral part of several successful biotech start-ups as well as large multi-nationals and has extensive background in domestic and international manufacturing environments. Mr. Suddarth holds an undergraduate degree in engineering from Mississippi State University

Peter Taddeo (Pete) was appointed as the Chief Executive Officer of Mint Organics, Inc. on February 28, 2017 and the Board of Directors of the Company on March 8, 2017. Pete’s responsibilities at Mint Organics includes strategically guiding, positioning and growing the Company’s business in the rapidly emerging medical marijuana industry. Prior to starting Mint Organics, Pete was engaged in delivering emerging technology to the marketplace. As an early-stage senior executive in the domestic wireless industry at Bell Atlantic Mobile from 1984 to 1995, Pete helped to develop and implement distribution and product strategies. Through acquisition, Bell Atlantic grew to become Verizon Wireless. As the vice president of marketing at Nextel Communication from 1995 to 2007, Pete was focused on new technology combining voice, data, two way and paging into one integrated unit. Nextel grew to over 28 million subscribers and in 2006 merged with Sprint Communication. As Managing Director of Consumer sales at Virgin Media from 2007 to 2012, and based in the UK, Pete and the rest of the management team assembled companies with key strategic assets, acquired Richard Branson’s cellular business and launched Virgin Media in the UK in 2007. In 2013, Virgin was purchased by Liberty Global. From 2012 to joining the Company in 2017, Mr. Taddeo was retired. Pete holds an undergraduate degree in accounting from Iona College (New York), an MBA from Pace University (New York) and a PC in strategic leadership from Georgetown University (Washington, DC). The Company believes that Pete’s expertise of taking new companies in new markets from inception to late stage market leaders makes him a valuable member of the Board of Directors.

Family Relationships

Albert Mitrani and Dr. Maria I. Mitrani are spouses.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended October 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended October 31, 2016; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended October 31, 2016 whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended October 31, 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Consideration ($)		Total Actually Received ($)

Albert Mitrani - CEO, President	2016	241,845	(3)	-0-	-0-	-0-	-0-	-0-	46,868	(5)	288,713
Secretary and Treasurer (1)	2015	118,846	(3)	-0-	-0-	-0-	-0-	-0-	11,281	(5)	130,127

Dr. Maria I. Mitrani, VP and	2016	138,729	(4)	-0-	-0-	-0-	-0-	-0-	-0-		138,729
Chief Science Officer (2)	2015	78,773	(4)	-0-	-0-	-0-	-0-	-0-	-0-		78,773

(1)	Albert Mitrani was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company on June 24, 2015.

(2)	Dr. Maria I. Mitrani is Albert Mitrani’s wife. Dr. Maria I. Mitrani as appointed as the VP and Chief Science Officer of the Company on November 4, 2016. Prior to that date, Ms. Mitrani performed services to the Company through a consulting arrangement between the Company and Mariluna LLC, a limited liability company owned by Dr. Mitrani.

(3)	$150,000 and $30,808 of salary was accrued and unpaid at October 31, 2016 and 2015, respectively.

(4)	$104,833 and $9,384 of salary was accrued and unpaid at October 31, 2016 and 2015, respectively.

(5)	Albert Mitrani’s and his wife, Dr. Maria I. Mitrani, received benefits totaling approximately $46,868 and $11,281 during the fiscal year ended October 31, 2016 and 2015, respectively.

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of October 31, 2016. The Company does not currently have an equity incentive plan but intends to adopt one in the future.

Employment Agreements

Albert Mitrani

On November 4, 2016, the Company entered into an executive employment agreement, (“A. Mitrani Agreement”) effective November 4, 2016 (“Effective Date”), with Albert Mitrani (“A. Mitrani”), pursuant to which A. Mitrani agreed to continue to serve as the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board of Directors of the Company for the term of the A. Mitrani Agreement (“Employment Term”), subject to state and federal law and the bylaws of the Company, as long as A. Mitrani beneficially owns at least 3% of the common stock of the Company.

Below is a summary of the material terms of the A. Mitrani Agreement:

Term

The Employment Term shall be effective on Effective Date and shall continue until the fifth anniversary thereof, unless terminated earlier pursuant to the terms of the A. Mitrani Agreement; provided that, on such fifth anniversary of the Effective Date and each fifth anniversary thereafter (such date and each fifth anniversary thereof, a “Renewal Date”), the A. Mitrani Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of five years, unless either party provides written notice of its intention not to extend the term of the A. Mitrani Agreement at least 90 days' prior to the applicable Renewal Date.

Base Salary

A. Mitrani’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing; and thereafter payable in periodic installments in accordance with the Company's customary payroll practices, but no less frequently than monthly. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term.

Annual and Signing Bonus

A. Mitrani is eligible to receive an annual bonus, as established by the Board and based on established performance milestones being achieved. In connection with the execution of the A. Mitrani Agreement, the Company agreed to pay A. Mitrani a $100,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow.

Past Due Amounts

As of the Effective Date, A. Mitrani and/or his affiliates were owed for unpaid expenses, salary and consulting fees of approximately $120,000 (“Past Due Amounts”). The Past Due Amounts shall be paid upon the earliest reasonable practicable time that there is sufficient working capital as determined by the Board.

Equity Plan

A. Mitrani shall be eligible to receive annual equity awards under the Company’s equity plan, if any, which is no less favorable than is provided to other key executive management members of the Company.

Fringe Benefits and Perquisites

During the Employment Term, A. Mitrani shall be entitled to fringe benefits and perquisites consistent with the practices of the Company, and to the extent the Company provides similar benefits or perquisites (or both) to similarly situated executives of the Company. Notwithstanding the foregoing, during the Employment Term, the Company shall provide A. Mitrani with the following benefits;

(a)	Health and dental insurance for Mr. A. Mitrani and her spouse which is no less favorable than is provided to other similarly situated executives of the Company; Company shall also agree to reimburse the amount of family deductible required to be paid by insured under such plans or contribute the maximum allowable HSA contribution limits per year depending on which type of plans are obtained by the Company.

(b)	An automobile expense allowance of $2,500 per month plus all expenses related to the maintenance, repair and operation of such automobile including, but not limited to, gas, oil and insurance premiums.

(c)	Reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by A. Mitrani in accordance with the Company's expense reimbursement policies and procedures.

(d)	A personal life insurance policy of up to two million dollars, policy type and term to be decided M. Mitrani at his sole discretion

Termination

The Company may terminate the A. Mitrani Agreement at any time with or without “Cause” (as defined in the A. Mitrani Agreement) and A. Mitrani may resign at any time with or without “Good Reason” (as defined in the A. Mitrani Agreement).

If A. Mitrani’s employment is terminated (a) by him for Good Reason, (b) by the Company without Cause or on account of the Company's failure to renew the A. Mitrani Agreement or if A. Mitrani's employment is terminated by A. Mitrani for Good Reason or by the Company on account of its failure to renew the A. Mitrani Agreement or without Cause (other than on account of A. Mitrani's death or Disability), in each case within twelve (12) months following a change in control (as defined in the A. Mitrani Agreement) of the Company, then A. Mitrani shall be entitled to receive the Accrued Amounts (as defined in the A. Mitrani Agreement) and the execution of a mutual release of claims to each party, their affiliates and their respective officers and directors in a form (to be reasonable and customary for this purpose) provided by the Company (“Release”), then A. Mitrani shall be entitled to receive severance payments as prescribed in the A. Mitrani Agreement.

Dr. Bruce Werber

On November 4, 2016, and amended March 8, 2017, the Company entered into an executive employment agreement, (“Werber Agreement”) effective November 4, 2016 (“Effective Date”), with Dr. Bruce Werber (“Werber”), pursuant to which the Company appointed Werber as the Chief Operating Officer (“COO”) of the Company and the Chief Executive Officer of ANU and General Surgical. Pursuant to the Werber Agreement, the Company agreed to appoint Werber as a member of the board of directors of the Company (“Board”) for the term of the Werber Agreement (“Employment Term”), subject to state and federal law and the bylaws of the Company, as long as Werber beneficially owns at least 3% of the common stock of the Company.

Below is a summary of the material terms of the Werber Agreement:

Term

The Employment Term shall be effective on Effective Date and shall continue until the third anniversary thereof, unless terminated earlier pursuant to the terms of the Werber Agreement; provided that, on such third anniversary of the Effective Date and each annual anniversary thereafter (such date and each annual anniversary thereof, a “Renewal Date”), the Werber Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Werber Agreement at least 90 days' prior to the applicable Renewal Date.

Base Salary

Werber’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing; and thereafter payable in periodic installments in accordance with the Company's customary payroll practices, but no less frequently than monthly. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term.

Annual and Signing Bonus

Werber is eligible to receive an annual bonus, as established by the Board and based on established performance milestones being achieved. In connection with the execution of the Werber Agreement, the Company agreed to pay Werber a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow.

Warrant

In connection with the execution of the Werber Agreement, the Company granted Werber a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the Effective Date, fully vested at the time of the grant and exercisable until the tenth (10th) anniversary of the date of issuance (“Werber Warrant”):

Equity Plan

Werber shall be eligible to receive annual equity awards under the Company’s equity plan, if any, which is no less favorable than is provided to other key executive management members of the Company.

Fringe Benefits and Perquisites

During the Employment Term, Werber shall be entitled to fringe benefits and perquisites consistent with the practices of the Company, and to the extent the Company provides similar benefits or perquisites (or both) to similarly situated executives of the Company. Notwithstanding the foregoing, during the Employment Term, the Company shall provide Werber with the following benefits;

(a) Health and dental insurance for Werber and his spouse which is no less favorable than is provided to other similarly situated executives of the Company; Company shall also agree to reimburse the amount of family deductible required to be paid by insured under such plans or contribute the maximum allowable HSA contribution limits per year depending on which type of plans are obtained by the Company.

(b) An automobile expense allowance of $650 per month.

(c) Reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by Werber in accordance with the Company's expense reimbursement policies and procedures.

Termination

The Company may terminate the Werber Agreement at any time with or without “Cause” (as defined in the Werber Agreement) and Werber may resign at any time with or without “Good Reason” (as defined in the Werber Agreement).

If Werber’s employment is terminated (a) by him for Good Reason, (b) by the Company without Cause or on account of the Company's failure to renew the Werber Agreement or if Werber's employment is terminated by Werber for Good Reason or by the Company on account of its failure to renew the Werber Agreement or without Cause (other than on account of Werber's death or Disability), in each case within twelve (12) months following a change in control (as defined in the Werber Agreement) of the Company, then Werber shall be entitled to receive the Accrued Amounts (as defined in the Werber Agreement) and the execution of a mutual release of claims to each party, their affiliates and their respective officers and directors in a form (to be reasonable and customary for this purpose) provided by the Company (“Release”), then Werber shall be entitled to receive severance payments as prescribed in the Werber Agreement.

Dr. Marie Ines Mitrani

On November 4, 2016, and amended March 8, 2017, the Company entered into an executive employment agreement, (“M. Mitrani Agreement”) effective November 4, 2016 (“Effective Date”), with Dr. Maria Ines Mitrani (“M. Mitrani”), pursuant to which the Company appointed M. Mitrani as the Chief Science Officer (“CSO”) of the Company. Pursuant to the M. Mitrani Agreement, the Company agreed to appoint M. Mitrani as a member of the board of directors of the Company (“Board”) for the term of the M. Mitrani Agreement (“Employment Term”), subject to state and federal law and the bylaws of the Company, as long as M. Mitrani beneficially owns at least 3% of the common stock of the Company.

Below is a summary of the material terms of the M. Mitrani Agreement:

Term

The Employment Term shall be effective on Effective Date and shall continue until the fifth anniversary thereof, unless terminated earlier pursuant to the terms of the M. Mitrani Agreement; provided that, on such fifth anniversary of the Effective Date and each fifth anniversary thereafter (such date and each fifth anniversary thereof, a “Renewal Date”), the M. Mitrani Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of five years, unless either party provides written notice of its intention not to extend the term of the M. Mitrani Agreement at least 90 days' prior to the applicable Renewal Date.

Base Salary

M. Mitrani’s base annual salary is $250,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing; and thereafter payable in periodic installments in accordance with the Company's customary payroll practices, but no less frequently than monthly. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term. In connection with the amendment of the M. Mitrani Agreement on March 8, 2017, M. Mitrani’s base annual salary was increased to $300,000.

Annual and Signing Bonus

M. Mitrani is eligible to receive an annual bonus, as established by the Board and based on established performance milestones being achieved. In connection with the execution of the M. Mitrani Agreement, the Company agreed to pay M. Mitrani a $50,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow.

Past Due Amounts

As of the Effective Date, M. Mitrani and/or her affiliates were owed for unpaid expenses and consulting fees of approximately $84,000 (“Past Due Amounts”). The Past Due Amounts shall be paid upon the earliest reasonable practicable time that there is sufficient working capital as determined by the Board.

Warrant

In connection with the execution of the M. Mitrani Agreement, the Company granted M. Mitrani a warrant to purchase, on a cashless basis, up to 10,000,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the Effective Date, fully vested at the time of the grant and exercisable until the tenth (10th) anniversary of the date of issuance (“M. Mitrani Warrant”):

Equity Plan

M. Mitrani shall be eligible to receive annual equity awards under the Company’s equity plan, if any, which is no less favorable than is provided to other key executive management members of the Company.

Fringe Benefits and Perquisites

During the Employment Term, M. Mitrani shall be entitled to fringe benefits and perquisites consistent with the practices of the Company, and to the extent the Company provides similar benefits or perquisites (or both) to similarly situated executives of the Company. Notwithstanding the foregoing, during the Employment Term, the Company shall provide M. Mitrani with the following benefits;

(a) Health and dental insurance for Mr. M. Mitrani and her spouse which is no less favorable than is provided to other similarly situated executives of the Company; Company shall also agree to reimburse the amount of family deductible required to be paid by insured under such plans or contribute the maximum allowable HSA contribution limits per year depending on which type of plans are obtained by the Company.

(b) An automobile expense allowance of $1,000 per month plus all expenses related to the maintenance, repair and operation of such automobile including, but not limited to, gas, oil and insurance premiums.

(c) Reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by M. Mitrani in accordance with the Company's expense reimbursement policies and procedures.

Termination

The Company may terminate the M. Mitrani Agreement at any time with or without “Cause” (as defined in the M. Mitrani Agreement) and M. Mitrani may resign at any time with or without “Good Reason” (as defined in the M. Mitrani Agreement).

If M. Mitrani’s employment is terminated (a) by her for Good Reason, (b) by the Company without Cause or on account of the Company's failure to renew the M. Mitrani Agreement or if M. Mitrani's employment is terminated by M. Mitrani for Good Reason or by the Company on account of its failure to renew the M. Mitrani Agreement or without Cause (other than on account of M. Mitrani's death or Disability), in each case within twelve (12) months following a change in control (as defined in the M. Mitrani Agreement) of the Company, then M. Mitrani shall be entitled to receive the Accrued Amounts (as defined in the M. Mitrani Agreement) and the execution of a mutual release of claims to each party, their affiliates and their respective officers and directors in a form (to be reasonable and customary for this purpose) provided by the Company (“Release”), then M. Mitrani shall be entitled to receive severance payments as prescribed in the M. Mitrani Agreement.

Ian T. Bothwell

On November 4, 2016, and amended March 8, 2017, the Company entered into an executive employment agreement, (“Bothwell Agreement”) effective November 4, 2016 (“Effective Date”), with Ian T. Bothwell (“Bothwell”), pursuant to which the Company appointed Bothwell as the Chief Financial Officer (“CFO”) of the Company. Pursuant to the Bothwell Agreement, the Company agreed to appoint Bothwell as a member of the board of directors of the Company (“Board”) for the term of the Bothwell Agreement (“Employment Term”), subject to state and federal law and the bylaws of the Company, as long as Bothwell beneficially owns at least 3% of the common stock of the Company.

Below is a summary of the material terms of the Bothwell Agreement:

Term

The Employment Term shall be effective on Effective Date and shall continue until the third anniversary thereof, unless terminated earlier pursuant to the terms of the Bothwell Agreement; provided that, on such third anniversary of the Effective Date and each annual anniversary thereafter (such date and each annual anniversary thereof, a “Renewal Date”), the Bothwell Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Bothwell Agreement at least 90 days' prior to the applicable Renewal Date.

Base Salary

Bothwell’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing; and thereafter payable in periodic installments in accordance with the Company's customary payroll practices, but no less frequently than monthly. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term.

Annual and Signing Bonus

Bothwell is eligible to receive an annual bonus, as established by the Board and based on established performance milestones being achieved. In connection with the execution of the Bothwell Agreement, the Company agreed to pay Bothwell a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow.

Warrant

In connection with the execution of the Bothwell Agreement, the Company agreed to issue Bothwell a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the Effective Date, exercisable in accordance with the vesting schedule below until the tenth (10th) anniversary of the date of issuance (“Bothwell Warrant”):

Immediately on the Effective Date, fifty percent (50%) of the Bothwell Warrant shall vest and, thereafter, the remaining fifty percent (50%) shall vest in eighteen (18) equal monthly installments beginning on November 30, 2016 and continuing for seventeen (17) consecutive monthly periods thereafter or until Bothwell no longer remains employed by the Company, whichever is earlier.

Notwithstanding the foregoing vesting schedule, the unvested portion of the Bothwell Warrant shall be accelerated upon the achievement of the milestones set forth below, to the satisfaction of the Board in its sole discretion and contingent upon Bothwell’s continued employment at the time of consummation:

c)	25% upon the consummation of an equity or debt financing subsequent to the Effective Date and resulting in gross proceeds of at least $300,000, including, but not limited to, the financing obtained in connection with the SPA; and

d)	25% upon the consummation of a series of equity or debt financings subsequent to the Effective Date resulting in aggregate gross proceeds to the Company in excess of $1,500,000.

Equity Plan

Bothwell shall be eligible to receive annual equity awards under the Company’s equity plan, if any, which is no less favorable than is provided to other key executive management members of the Company.

Fringe Benefits and Perquisites

During the Employment Term, Bothwell shall be entitled to fringe benefits and perquisites consistent with the practices of the Company, and to the extent the Company provides similar benefits or perquisites (or both) to similarly situated executives of the Company. Notwithstanding the foregoing, during the Employment Term, the Company shall provide Bothwell with the following benefits;

(a) Health and dental insurance for Bothwell and his spouse which is no less favorable than is provided to other similarly situated executives of the Company; Company shall also agree to reimburse the amount of family deductible required to be paid by insured under such plans or contribute the maximum allowable HSA contribution limits per year depending on which type of plans are obtained by the Company.

(b) An automobile expense allowance of $650 per month.

(c) Reimbursement for related office rent and other direct expenses (phone, internet, copier, and direct administrative fees, etc.) up to a maximum of $2,500 per month.

(d) Reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by Bothwell in accordance with the Company's expense reimbursement policies and procedures.

Termination

The Company may terminate the Bothwell Agreement at any time with or without “Cause” (as defined in the Bothwell Agreement) and Bothwell may resign at any time with or without “Good Reason” (as defined in the Bothwell Agreement).

If Bothwell’s employment is terminated (a) by him for Good Reason, (b) by the Company without Cause or on account of the Company's failure to renew the Bothwell Agreement or if Bothwell's employment is terminated by Bothwell for Good Reason or by the Company on account of its failure to renew the Bothwell Agreement or without Cause (other than on account of Bothwell's death or Disability), in each case within twelve (12) months following a change in control (as defined in the Bothwell Agreement) of the Company, then Bothwell shall be entitled to receive the Accrued Amounts (as defined in the Bothwell Agreement) and the execution of a mutual release of claims to each party, their affiliates and their respective officers and directors in a form (to be reasonable and customary for this purpose) provided by the Company (“Release”), then Bothwell shall be entitled to receive severance payments as prescribed in the Bothwell Agreement.

Terrell Suddarth

The Company entered into an executive employment agreement, (“Suddarth Agreement”) effective March 8, 2017 (“Effective Date”), with Terrell Suddarth (“Suddarth”), pursuant to which the Company appointed Suddarth as the Chief Technology Officer (“CTO”) of the Company. Pursuant to the Suddarth Agreement, the Company agreed to appoint Suddarth as a member of the board of directors of the Company (“Board”) for the term of the Suddarth Agreement (“Employment Term”), subject to state and federal law and the bylaws of the Company, as long as Suddarth beneficially owns at least 3% of the common stock of the Company.

Below is a summary of the material terms of the Suddarth Agreement:

Term

The Employment Term shall be effective on Effective Date and shall continue until the third anniversary thereof, unless terminated earlier pursuant to the terms of the Suddarth Agreement; provided that, on such third anniversary of the Effective Date and each annual anniversary thereafter (such date and each annual anniversary thereof, a “Renewal Date”), the Suddarth Employment Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Suddarth Agreement at least 90 days' prior to the applicable Renewal Date.

Base Salary

Suddarth’s base annual salary is $300,000, which shall accrue commencing on the Effective Date and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing; and thereafter payable in periodic installments in accordance with the Company's customary payroll practices, but no less frequently than monthly. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term.

Annual and Signing Bonus

Suddarth is eligible to receive an annual bonus, as established by the Board and based on established performance milestones being achieved.

Notwithstanding the foregoing, the Company shall pay Suddarth the following bonuses on the achievement of the following milestones and subject to the Board’s determination that the Company has sufficient capital:

(iv)	$35,000 upon the commercial availability of a sheet type human amnion product; and
(v)	$35,000 upon the third commercially available product; and
(vi)	$35,000 upon the fourth commercially available product

In connection with the execution of the Suddarth Agreement, the Company agreed to pay Suddarth a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow.

Warrant

In connection with the execution of the Suddarth Agreement, the Company agreed to issue Suddarth a warrant to purchase, on a cashless basis, up to 23,850,000 shares of common stock of the Company for $0.02 per share, the closing price of the Company’s common stock on the Effective Date, exercisable in accordance with the vesting schedule below until the tenth (10th) anniversary of the date of issuance (“Suddarth Warrant”):

Immediately on the Effective Date, fifty percent (50%) of the Suddarth Warrant shall vest and, thereafter, the remaining fifty percent (50%) shall vest in eighteen (18) equal monthly installments beginning on March 31, 2017 and continuing for seventeen (17) consecutive monthly periods thereafter or until Suddarth no longer remains employed by the Company, whichever is earlier.

Notwithstanding the foregoing vesting schedule, the unvested portion of the Suddarth Warrant shall be accelerated upon the achievement of the milestones set forth below, to the satisfaction of the Board in its sole discretion and contingent upon Suddarth’s continued employment at the time of consummation:

d) 25% for the commercial availability of a sheet type human amnion product; and

e) 15% for the third commercially available product; and

f) 10% for the fourth commercially available product.

Equity Plan

Suddarth shall be eligible to receive annual equity awards under the Company’s equity plan, if any, which is no less favorable than is provided to other key executive management members of the Company.

Fringe Benefits and Perquisites

During the Employment Term, Suddarth shall be entitled to fringe benefits and perquisites consistent with the practices of the Company, and to the extent the Company provides similar benefits or perquisites (or both) to similarly situated executives of the Company. Notwithstanding the foregoing, during the Employment Term, the Company shall provide Suddarth with the following benefits;

(a) Health and dental insurance for Suddarth and his spouse which is no less favorable than is provided to other similarly situated executives of the Company; Company shall also agree to reimburse the amount of family deductible required to be paid by insured under such plans or contribute the maximum allowable HSA contribution limits per year depending on which type of plans are obtained by the Company.

(b) An automobile expense allowance of $650 per month.

(c) Reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by Suddarth in accordance with the Company's expense reimbursement policies and procedures.

Termination

The Company may terminate the Suddarth Agreement at any time with or without “Cause” (as defined in the Suddarth Agreement) and Suddarth may resign at any time with or without “Good Reason” (as defined in the Suddarth Agreement).

If Suddarth’s employment is terminated (a) by him for Good Reason, (b) by the Company without Cause or on account of the Company's failure to renew the Suddarth Agreement or if Suddarth's employment is terminated by Suddarth for Good Reason or by the Company on account of its failure to renew the Suddarth Agreement or without Cause (other than on account of Suddarth's death or Disability), in each case within twelve (12) months following a change in control (as defined in the Suddarth Agreement) of the Company, then Suddarth shall be entitled to receive the Accrued Amounts (as defined in the Suddarth Agreement) and the execution of a mutual release of claims to each party, their affiliates and their respective officers and directors in a form (to be reasonable and customary for this purpose) provided by the Company (“Release”), then Suddarth shall be entitled to receive severance payments as prescribed in the Suddarth Agreement.

Peter Taddeo

Mint Organics entered into an executive employment agreement, (“Taddeo Agreement”) effective May 1, 2017 (“Effective Date”), with Peter Taddeo (“Taddeo”), pursuant to which Taddeo will serve as the Chief Executive Officer (“Mint CEO”) of Mint Organics. Pursuant to the Taddeo Agreement, Mint Organics agreed to appoint Taddeo as a member of the board of directors of Mint Organics (“Mint Board”) for the term of the Taddeo Agreement (“Employment Term”), subject to state and federal law and the bylaws of Mint Organics, as long as Taddeo beneficially owns at least 3% of the common stock of Mint Organics.

Below is a summary of the material terms of the Taddeo Agreement:

Term

The Employment Term shall be effective on Effective Date and shall continue until the third anniversary thereof, unless terminated earlier pursuant to the terms of the Taddeo Agreement; provided that, on such third anniversary of the Effective Date and each annual anniversary thereafter (such date and each annual anniversary thereof, a “Renewal Date”), the Taddeo Employment Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Taddeo Agreement at least 90 days' prior to the applicable Renewal Date.

Base Salary

Mint Organics shall pay Taddeo an annual rate of base salary of $180,000 during the period prior to Mint Organics, through one of its subsidiaries, or by other means, obtains or acquires access for a license from a state to dispense cannabis (“License”) which shall accrue commencing as of the Effective Date and shall be payable upon Mint Organics generating sufficient net revenue or obtaining sufficient third party financing; and thereafter payable in periodic installments in accordance with Mint Organics’ customary payroll practices, but no less frequently than monthly. Taddeo's base salary shall automatically be adjusted to an annual rate of base salary of $250,000 once the License is obtained.

Annual and Signing Bonus

Taddeo is eligible to receive an annual bonus, as established by the Mint Board and based on established performance milestones being achieved. The target bonus is expected to be a minimum of one times the Base Salary, consistent with bonuses that are paid to other key executive management members of Mint Organics and subject to determination and approval by the Mint Board.

In connection with the execution of the Taddeo Agreement, Mint Organics agreed to pay Taddeo a $25,000 signing bonus which shall be accrued and paid by Mint Organics upon Mint Organics having sufficient cash flow.

Equity Awards

As incentive to enter into the Taddeo Agreement, on the Effective Date, the Company granted Taddeo 1,000,000 shares of unregistered Common Stock of BPSR, vesting on the date Mint Organics, through one of its subsidiaries, obtains a license from a state to dispense cannabis (“License”) or December 31, 2017, whichever is earlier, and provided that Taddeo’s employment has not been terminated prior to the time the vesting conditions have been met.

Equity Plan

Taddeo shall be eligible to receive annual equity awards under Mint Organics’ equity plan, if any, which is no less favorable than is provided to other key executive management members of Mint Organics. Notwithstanding the foregoing, Taddeo shall be eligible to participate in BPSR’s equity plan, if any, to be determined by the Board of BPSR. The target equity award under the Company’s equity plan and/or BPSR’s equity plan, if any, is expected to be a factor of Taddeo’s Base Salary, consistent with bonuses that are paid to other key executive management members of Mint Organics and/or the Company and subject to determination and approval by the Mint Board and the Board of BPSR.

Fringe Benefits and Perquisites

During the Employment Term, Taddeo shall be entitled to fringe benefits and perquisites consistent with the practices of Mint Organics, and to the extent Mint Organics provides similar benefits or perquisites (or both) to similarly situated executives of Mint Organics. Notwithstanding the foregoing, during the Employment Term, Mint Organics shall provide Taddeo with the following benefits;

(a) Health and dental insurance for Taddeo and his spouse which is no less favorable than is provided to other similarly situated executives of Mint Organics; Company shall also agree to reimburse the amount of family deductible required to be paid by insured under such plans or contribute the maximum allowable HSA contribution limits per year depending on which type of plans are obtained by Mint Organics.

(b) An automobile expense allowance of $1,000 per month.

(c) Reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by Taddeo in accordance with Mint Organics’ expense reimbursement policies and procedures.

Termination

Mint Organics may terminate the Taddeo Agreement at any time with or without “Cause” (as defined in the Taddeo Agreement) and Taddeo may resign at any time with or without “Good Reason” (as defined in the Taddeo Agreement).

If Taddeo’s employment is terminated (a) by him for Good Reason, (b) by Mint Organics without Cause or on account of Mint Organics’ failure to renew the Taddeo Agreement or if Taddeo's employment is terminated by Taddeo for Good Reason or by Mint Organics on account of its failure to renew the Taddeo Agreement or without Cause (other than on account of Taddeo's death or Disability), in each case within twelve (12) months following a change in control (as defined in the Taddeo Agreement) of Mint Organics, then Taddeo shall be entitled to receive the Accrued Amounts (as defined in the Taddeo Agreement) and the execution of a mutual release of claims to each party, their affiliates and their respective officers and directors in a form (to be reasonable and customary for this purpose) provided by Mint Organics (“Release”), then Taddeo shall be entitled to receive severance payments as prescribed in the Taddeo Agreement.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Director Compensation

No director received or accrued any compensation for his or her services as a director during the fiscal year ended October 31, 2016.

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

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of May 17, 2017, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding voting capital stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our capital stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Biotech Products Services and Research, Inc., 4045 Sheridan Avenue, Suite 239, Miami, Florida 33140.

	Common Stock			Series A Preferred Stock
Name:	Amount		Percent of Class (1)	Amount		Percent of Class (2)
Officers/Directors:
Albert Mitrani -CEO, President and Chairman	97,955,190	(3)	72.39%	200	(4)	50%
Ian T. Bothwell -CFO, Director	50,001,111	(5)	31.16%	100		25%
Dr. Bruce Werber -COO, Director	54,300,000	(6)	32.96%	100		25%
Dr. Maria I. Mitrani -CSO, Director	97,955,190	(7)	72.39%	200	(8)	50%
Terrell Suddarth -CTO, Director	14,751,667	(9)	11.69%	0		-
Peter Taddeo -Director	1,150,000	(10)	1.03%	0		-
All Officers & Director as a group (6 persons)	218,157,968	(11)	86.39%	400		100%
5% Stockholders (12)

(1)	Based on 111,464,984 shares of Common Stock issued and outstanding as of May 17, 2017.

(2)	Based on 400 shares of Series A Non-Convertible Preferred Stock issued and outstanding as of May 17, 2017. The outstanding shares of Series A Non-Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series A Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series A Non-Convertible Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock.

(3)	Includes 23,850,000 shares of Common Stock issuable upon the exercise of Common Stock purchase warrants owned by Dr. Maria Mitrani, Mr. Mitrani’s wife.

(4)	Includes 100 shares of Series A Preferred Stock held by Dr. Maria Mitrani, Mr. Mitrani’s wife.

(5)	Includes 49,001,111 shares of Common Stock issuable upon the exercise of Common Stock purchase warrants.

(6)	Includes 53,300,000 shares of Common Stock issuable upon the exercise of Common Stock purchase warrants.

(7)	Includes 23,850,000 shares of Common Stock issuable upon the exercise of Common Stock purchase warrants and 74,105,190 shares of Common Stock held by Albert Mitrani, Dr. Mitrani’s husband.

(8)	Includes 100 shares of Series A Preferred Stock held by Albert Mitrani, Dr. Mitrani’s husband.

(9)	Includes 14,751,667 shares of Common Stock issuable upon the exercise of Common Stock purchase warrants.

(10)	On May 17, 2017, Mr. Taddeo was issued an award of 1,000,000 restricted shares of Common Stock that vest on the earlier of (i) December 31, 2017 or (ii) Mint Organics’ receipt of a license to operate an MMTC. Also includes 150,000 shares of Common Stock issuable the upon exercise of Common Stock purchase warrants.

(11)	Includes 141,052,778 shares of Common Stock issuable upon the exercise of Common Stock purchase warrants.

(12)	The Company has not received any filings by a third party indicating beneficial ownership of more than 5% of our outstanding voting capital stock (Common Stock and/or Series A Preferred Stock)

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

Pursuant to our Amended and Restated Bylaws, the consent of a “supermajority” (as defined the Bylaws and dependent on how many directors there are at the time) of the Board is required for various actions which might be taken in connection with delaying or preventing a change in control of the Company desired by a majority of our Board of Directors, including, but not limited to, (i) the sale, exchange or other disposition of the Company’s assets with an aggregate value of at least $100,000 or all, or substantially all, of the Company’s assets, whichever is less, occurring as part of a single transaction or plan, or in multiple transactions over a six (6) month period, except in the orderly liquidation and winding up of the business of the Company upon its duly authorized dissolution, (ii) the acquisition of the stock or assets of another entity or the merger therewith, regardless of the nature or amount of consideration given therefor. Other than the foregoing, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control of our Company.

Also, our outstanding Series A Non-Convertible Preferred Stock has 80% voting control and is owned by an affiliate, thereby giving it significant ability to influence the election of our directors and the outcome of matters submitted to our stockholders. Currently, there are 400 shares of Series A Non-Convertible Preferred Stock outstanding, all of which are owned by four officers/directors, Albert Mitrani, Dr. Bruce Werber, Ian T. Bothwell and Dr. Maria Mitrani, and two of whom are spouses, Albert Mitrani and Dr. Maria Mitrani. As a result, these four officers/directors have the collective ability to significantly influence the outcome of issues submitted to our stockholders. As a consequence, it may be difficult for the other stockholders to remove our management. The ownership of these officers/directors could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Under Rule 404 of Regulation S-K, we are required to describe any transaction, since the beginning of October 31, 2015, or any currently proposed transaction, in which the Company was or is to be a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

During the fiscal year ended October 31, 2016, the Company recorded salary expense to its CEO in the amount of $241,845, of which $91,845 was paid through October 31, 2016. The Company also recorded salary and consulting fees to the CEO’s wife in the amount of $138,729, of which $33,896 was paid through October 31, 2016. Expenses of $44,000 were reimbursed in relation to the consulting service. In addition, the Company also made payments on behalf of the CEO and the CEO’s wife for health benefit costs and automobile related allowances totaling approximately $46,868 for the fiscal year ended October 31, 2016. As described below, at October 31, 2016, the Company has recorded an aggregate of $150,000 and $104,833 of accrued salary related expenses owed to the CEO and CEO’s wife, respectively, for all advances, loans, consulting fees and/or salary related compensation owing to each of the CEO and/or CEO’s wife through October 31, 2016.

Prior to November 4, 2016, the CEO and the CEO’s wife did not have employment agreements or consulting agreements with the Company and had agreed to defer any future salary or consulting payments based on availability of cash resources at the Company.

Effective November 4, 2016, the Company entered into executive employment agreements with the CEO, the CEO’s wife, who was appointed the Chief Science Officer (“CSO”), the Chief Operating Officer (“COO”) and the Chief Financial Officer (“CFO”). On March 8, 2017, the Company entered into an executive employment agreement with the Chief Technology Officer (“CTO”), and amended the CSO’s, the COO’s and CFO’s executive employment agreements (collectively the CEO, CSO, COO, CFO’s and CTO’s executive employment agreements, as amended, are referred to as the “Executive Agreements”). In connection with the executive employment agreements with the CEO and the CEO’s Wife, the Company agreed to pay the CEO and CEO’s Wife a total of $150,000 and $104,833, respectively, representing the total amount of all advances, loans, consulting fees and/or salary related compensation owing to each of the CEO and CEO’s Wife up through the November 4, 2017. The payment of the above amounts is to be paid in the future based on the available cash of the Company. See Note 11 for a more detailed description of the Executive Agreements.

Effective August 1, 2016, the Company’s corporate administrative offices were moved to office space in Miami Beach, Florida. The office space is leased from MariLuna, LLC, a Florida limited liability company which is owned by the CEO’s Wife, the CSO and director of the Company. The term of the lease is 24 months and the monthly rent is $2,500. The Company paid a security deposit of $5,000.

In connection with the executive employment agreement between the Company and the CFO, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by the CFO for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) up to a maximum of $2,500 per month.

At October 31, 2016, the CFO and COO, were each owed by the Company approximately $70,000 and $53,000, respectively, for advances and unreimbursed expenses in connection with the Company’s operations during the fiscal year ended October 31, 2016. As of March 29, 2017, the CFO and COO, were each owed by the Company approximately $150,000 and $150,000, respectively, for advances and unreimbursed expenses in connection with the Company’s operations (“Advances”) through March 29, 2017. On March 29, 2017, in connection with the SPA (see Note 7), the Advances owing to the CFO and COO totaling $300,000 were converted and made part of the initial Tranche funding amounts as provided for in the SPA. As a result of the conversion, the Advances are now secured obligations of the Company, and shall be payable, convertible into common shares of the Company and secured in accordance with the terms of the SPA. On March 29, 2017, in connection with the terms of the SPA, Werber and Bothwell were each granted 1,000,000 common shares of the Company.

On May 17, 2017, Mint Organics entered into executive employment agreement with Peter Taddeo, the CEO of Mint Organics. In connection with the Taddeo Agreement, the Company granted Taddeo 1,000,000 shares of unregistered Common Stock valued at $0.012 per share, the closing price of the Common Stock of the Company on the date of grant. The shares vest on the date Mint Organics, through one of its subsidiaries, obtains a license from a state to dispense cannabis (“License”) or December 31, 2017, whichever is earlier, and provided that Taddeo’s employment has not been terminated prior to the time the vesting conditions have been met. See Note 12 for a more detailed description of the Taddeo Agreement.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Nevertheless none or our directors qualify as independent under the applicable standards of the SEC and the NASDAQ stock market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

As previously reported in a Form 8-K filed on July 31, 2015, on July 27, 2015, we engaged GBH CPAs, PC (“GBH”) as our principal independent accountants. On July 30, 2015, we dismissed KLJ & Associates, LLP (“KLJ”) as our independent registered public accounting firm. The decision to terminate the services of KLJ and retain GBH as the principal independent accountants was approved by our board of directors.

Audit Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2016 and October 31, 2015 for professional services rendered by our principal accountants for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended October 31, 2016:	$56,000

Fiscal year ended October 31, 2015:	$15,602

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2016 and 2015 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended October 31, 2016:	$0

Fiscal year ended October 31, 2015:	$0

Tax Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2016 and 2015 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Fiscal Year Ended October 31, 2016:	$0

Fiscal year ended October 31, 2015:	$0

All Other Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2016 and 2015 for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended October 31, 2016:	$0

Fiscal year ended October 31, 2015:	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No:	Description:

3.1	Articles of Incorporation, as amended (Filed as an exhibit to Registration Statement on Form S-1 filed on September 4, 2012 (File No: 333-183710) and incorporated by reference herein)

3.2	Certificate of Amendment to the Articles of Incorporation (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)

3.3*	Amendment to the Certificate of Incorporation of Biotech Products Services and Research, Inc., filed with the Secretary of State of Nevada on July 22, 2017, effective July 10, 2017.

3.4

Series A Non-Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)

3.5

Amendment to Certificate of Designation of Series A Non-Convertible Preferred Stock of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

3.6

Series B Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)

3.7	Amended and Restated By-laws of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.1	Stock Purchase Agreement dated October 30, 2015 between Biotech Products Services and Research, Inc. and John Goodhew (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)

10.2

Series A Non-Convertible Preferred Stock Share Exchange Agreement, dated November 1, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)

10.3

Series B Convertible Preferred Stock Share Exchange Agreement, dated November 1, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)

10.4

Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.5

Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.6

Amendment No.1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.7

Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

Exhibit No:	Description:

10.8

Amendment No.1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.9

Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.10

Amendment No.1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.11	Employment Agreement, dated March 8, 2017, between Biotech Products Services and Research, Inc. and Terrell Suddarth (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.12	Warrant, dated November 4, 2016, issued to Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.13	Warrant, dated November 4, 2016, issued to Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.14	Warrant, dated November 4, 2016, issued to Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.15

Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.16

Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.17

Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.18

Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Terrell Suddarth (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.19

Form of the Securities Purchase Agreement, dated March 29, 2017, by and among Biotech Products Services and Research, Inc., each of its Subsidiaries, the Agent, LLC, Dr. Bruce Werber and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)

10.20

Form of the 10% Original Issue Discount Convertible Secured Promissory Note and Guarantee, dated March 29, 2017, of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)

Exhibit No:	Description:

10.21

Form of the Security Agreement, dated March 29, 2017, by and among Biotech Products Services and Research, Inc., each of its Subsidiaries, and the Agent (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)

10.22

Form of the Intellectual Property Security Agreement, dated March 29, 2017, by and among Biotech Products Services and Research, Inc., and each of its, Subsidiaries, and the Agent (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)

10.23

Form of the Subsidiary Guarantee, dated March 29, 2017, by and among Biotech Products Services and Research, Inc. and each of its Subsidiaries (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)

10.24

Employment Agreement, dated as of May 1, 2017, by and between Peter Taddeo and Mint Organics Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 24, 2017 and incorporated by reference herein)

10.25

Lease Agreement, dated May 23, 2017, by and between Sunwest Office Park, LLC and Anu Life Sciences, Inc.. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 24, 2017 and incorporated by reference herein)

21.1*	Subsidiaries of the Registrant
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

By:	/s/ ALBERT MITRANI
Albert Mitrani
President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)

July 7, 2017

By:	/s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

July 7, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ALBERT MITRANI	President, Chief Executive Officer, Secretary,	July 7, 2017
Albert Mitrani	Treasurer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ IAN T. BOTHWELL	Chief Financial Officer, Director,	July 7, 2017
Ian T. Bothwell	(Principal Financial and Accounting Officer)

/s/ BRUCE WERBER	Chief Operating Officer, Director	July 7, 2017
Bruce Werber

/s/ MARIA INES MITRANI	Chief Science Officer, Director	July 7, 2017
Maria Ines Mitrani

/s/ TERRELL SUDDARTH	Chief Technology Officer, Director	July 7, 2017
Terrell Suddarth

/s/ PETER TADDEO	Director	July 7, 2017
Peter Taddeo

