Form 10-Q
period 2017-01-31
Biotech Products Services & Research, Inc.
filed 2017-07-12
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 000-50394

Biotech Products Services and Research, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-4180540
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4045 Sheridan Ave, Suite 239
Miami, FL	33140
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (888) 963-7881

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.) Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	(Do not check if a smaller reporting company)

		Smaller reporting company	[ ]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 111,464,987 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of July 12, 2017.

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

The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. The Company’s actual results may differ materially from those anticipated, estimated, projected or expected by management. When considering forward-looking statements, please read “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2016, which is incorporated by reference.

AVAILABLE INFORMATION

The Company is a reporting company pursuant to Section 12(g) of the Exchange Act. As a result, it files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, and amendments to these reports, with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are also available on the SEC’s website at www.SEC.gov. In addition, the Company will provide copies of these reports free of charge upon request addressed to Albert Mitrani, President and Chief Executive Officer, Biotech Products Services and Research Inc., 4045 Sheridan Ave, Suite 239, Miami FL 33140.

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

Part I – FINANCIAL INFORMATION

Item 1.

Biotech Products Services and Research, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2017	October 31, 2016
ASSETS
Current Assets
Cash	$42,906	$26,223
Accounts receivable	-	1,125
Inventories	98,706	9,944
Prepaid expenses	14,000	-

Total Current Assets	155,612	37,292

Property and equipment, net	40,371	27,606
Security deposits	7,675	5,000
TOTAL ASSETS	$203,658	$69,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$363,188	$248,847
Accrued liabilities to management	1,004,501	378,274
Deferred revenue	4,000	-
Notes payable	100,000	100,000
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	1,597,540	852,972

Commitments and contingencies

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 100 shares authorized; 100 and 0 shares issued and outstanding, respectively	-	-
Series B Preferred stock, $0.001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 105,514,982 and 104,214,982 shares issued and outstanding, respectively	105,515	104,215
Additional paid-in capital	4,856,707	1,226,322
Accumulated deficit	(6,356,104)	(2,113,611)
Total Stockholders’ Deficit	(1,393,882)	(783,074)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$203,658	$69,898

The accompanying notes are an integral part of these consolidated financial statements.

Biotech Products Services and Research, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,
	2017	2016

Revenues	$585	$61,595

Cost of revenues	-	17,284

Gross profit	585	44,311

General and administrative expenses	4,241,318	243,061

Loss from operations	(4,240,733)	(198,750)

Other income (expense) - interest expense	(1,760)	-

Loss from continuing operations	(4,242,493)	(198,750)

Loss from discontinued operations	-	(120,038)

Net loss	$(4,242,493)	$(318,788)

Net loss per common share - basic and diluted:
Continuing operations	$(0.04)	$(0.00)
Discontinued operations	-	(0.00)
Total	$(0.04)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	104,229,112	99,219,854

The accompanying notes are an integral part of these consolidated financial statements.

Biotech Products Services and Research, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,242,493)	$(318,788)
Net loss from discontinued operations	-	(120,038)
Net loss from continuing operations	(4,242,493)	(198,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,647	86
Stock-based compensation	3,566,685	-
Changes in operating assets and liabilities:
Accounts receivable	1,125	19,878
Prepaid expenses	(14,000)	117
Inventories	(88,762)	-
Security deposits	(2,675)	-
Accounts payable and accrued expenses	114,341	55,562
Accrued liabilities to management	626,227	-
Deferred revenue	4,000	(15,000)
Net cash used in operating activities – continuing operations	(31,905)	(138,107)
Net cash provided by operating activities - discontinued operations	-	2,959
Net cash used in operating activities	(31,905)	(135,148)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(16,412)	-
Net cash used in investing activities – continuing operations	(16,412)	-
Net cash provided by investing activities – discontinued operations	-	6,180
Net cash (used in) provided by investing activities	(16,412)	6,180

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	-	65,000
Proceeds from issuance of notes payable – related party	-	6,000
Proceeds from sale of common stock and warrants	65,000	25,000
Net cash provided by financing activities – continuing operations	65,000	96,000
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	65,000	96,000

Increase (decrease) in cash	16,683	(32,968)
Cash at beginning of period	26,223	37,565
Cash at end of period	$42,906	$4,597

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

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

For the three months ended January 31, 2017, the Company operated through the following wholly owned subsidiaries: Beyond Cells Corp., a Florida corporation (“Beyond Cells”) formed with a business purpose to provide anti-aging and cellular therapy patient marketing and product sales; General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) with a business purpose to sell cellular therapy products to doctors and hospitals; and Anu Life Sciences, Inc. (“ANU”), a Florida corporation with a business purpose of the development, production and manufacturing of anti-aging and cellular therapy products. ANU began operations during November 2016 and commenced sales of its first product offering during February 2017.

Ethan New York, Inc., a New York corporation (“Ethan NY”) formed with a business purpose of selling clothing and accessories through a retail store, closed operations during June 2016 and the results of Ethan NY are reflected as discontinued operations in the financial statements.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended October 31, 2016 filed with the Securities and Exchange Commission.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current financial statement presentation including adjusted footnotes to reflect the presentation of discontinued operations as further discussed in Note 11.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At January 31, 2017, the Company did not have any cash balances in financial institutions in excess of FDIC insurance coverage.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

At January 31, 2017, the Company had 76,537,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2017. At January 31, 2016, the Company had 1,079,542 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2016.

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

Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes. Deferred income taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. For the three months ended January 31, 2017 and 2016, the Company has incurred operating losses, and therefore, there were not any tax expense amounts recorded during that period.

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. Early adoption is permitted. The Company adopted this standard for the year ending October 31, 2016, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issuance date of the financial statements.

In February 2016, a pronouncement was issued by the FASB that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted this guidance in the first quarter of 2017. The adoption of this update had no material effect on the Company’s financial position or results of operations.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Subsequent Events

The Company has evaluated subsequent events that occurred after January 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred a net loss of $4,242,493 for the three months ended January 31, 2017. In addition, the Company had an accumulated deficit of $6,356,104 at January 31, 2017. The Company had a negative working capital position of $1,441,928 at January 31, 2017. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

There is no assurance that the Company will be able to complete its revenue growth strategy or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant efforts since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. If revenues do not increase and stabilize or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

NOTE 3 – INVENTORIES

Inventories totaled $98,706 and $9,944 at January 31, 2017 and October 31, 2016, respectively. ANU inventory was associated with materials acquired for the manufacturing of products to be sold in 2017.

	January 31, 2017	October 31, 2016

ANU materials	$98,706	$9,944

Total Inventories	$98,706	$9,944

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT

	January 31, 2017	October 31, 2016

Computer equipment	$1,724	$1,724
Manufacturing equipment	42,725	26,313

	44,449	28,037
Less: accumulated depreciation and amortization	(4,078)	(431)
Total property and equipment, net	$40,371	$27,606

Depreciation expense of property and equipment from operations totaled $3,647 and $86 for the three months ended January 31, 2017 and 2016, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

Effective August 1, 2016, the Company’s corporate administrative offices were moved to office space in Miami Beach, Florida. The office space is leased from MariLuna, LLC, a Florida limited liability company, which is owned by the CSO. The term of the lease is 24 months and the monthly rent is $2,500. The Company paid a security deposit of $5,000.

In connection with the executive employment agreement between the Company and the CFO, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by the CFO for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) up to a maximum of $2,500 per month.

As of January 31, 2017 the CFO and COO, were owed $134,771 and $135,683, respectively, by the Company for advances and unreimbursed expenses in connection with the Company’s operations during the fiscal year ended October 31, 2016 and the three months ended January 31, 2017. As of March 29, 2017, the CFO and COO, were owed approximately $150,000 and $150,000, respectively, by the Company for advances and unreimbursed expenses in connection with the Company’s operations through March 29, 2017. On March 29, 2017, in connection with the SPA (see Note 6), the advances and unreimbursed expenses owed to the CFO and COO totaling $300,000 were converted and incorporated in the initial tranche funding amounts as provided for in the SPA. As a result of the conversion, the advances and unreimbursed expenses are now secured obligations of the Company, and shall be payable, convertible into common shares of the Company and secured in accordance with the terms of the SPA. On March 29, 2017, in connection with the terms of the SPA, the CFO and the COO were each granted 1,000,000 common shares of the Company valued at $31,790 based on the closing price of the common stock of the Company on the date the stock was issued.

On November 1, 2016, the Company issued 100 shares of Series A Non-Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) to the CEO. On March 8, 2017, the Company issued 100 shares of the Series A Preferred Stock, to each the COO, CSO and CFO. The Series A Preferred Stock shall vote together with the shares of common stock and other voting securities of the Company as a single class and such shares shall represent 80% of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. The Company is still in the process of determining the fair value attributable to the Series A Preferred Stock.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 8, 2017, Mint Organics, Inc. issued warrants to the CEO, CSO and CFO to each purchase 79 shares of the Class A Common Stock, of Mint Organics, Inc., vesting on the date Mint Organics, Inc., through one of its subsidiaries, obtains a license from a state to dispense cannabis until the fifth anniversary thereof at an exercise price of $0.001 per share.

On February 14, 2017, Mr. Peter Taddeo and Mr. Wayne Rohrbaugh each invested $150,000 in the Company in connection with the Company’s endeavor, through Mint Organics, Inc., to obtain a license to dispense medical cannabis in Florida. In consideration for their investment, on February 28, 2017, Mr. Taddeo and Mr. Rohrbaugh were each issued 150 shares of Series A Preferred Stock of Mint Organics, Inc. and a warrant from the Company to purchase up to 150,000 shares of common stock of the Company for $0.15 per share exercisable from the date of issuance of the warrant until the third anniversary date of the date of issuance. Mr. Taddeo was also appointed as the Chief Executive Officer and as a director of Mint Organics, Inc. and Mint Organics Florida, Inc. Mr. Rohrbaugh was also appointed as the Chief Operating Officer and as a director of Mint Organics, Inc. and Mint Organics Florida, Inc. The Series A Preferred Stock is convertible into Class B common stock of Mint Organics, Inc. or into common stock of the Company.

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

Certain of the Company’s customers are related and/or affiliated with employees and/or consultants of the Company. For the three months ended January 31, 2017, the total amount of sales to customers related to employees and/or consultants of the Company totaled $585.

NOTE 6 — NOTES PAYABLE

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Purchase and Sale

Pursuant to the SPA, the Purchasers shall be entitled to purchase a 10% Original Issue Discount Convertible Secured Promissory Note and Guarantee in the principal amount of up to $1,666,667, corresponding to a subscription amount of up to $1,500,000 (“Note”). The purchase of the Note is to occur in several tranches (each a “Tranche”) pursuant to the terms and conditions of the SPA. In connection with the terms of the SPA, the Purchasers agreed to subscribe to the initial Tranche through the second Tranche for an amount in the aggregate of up to $600,000 (subject to adjustment as described in the SPA) corresponding to an aggregate of up to $666,667 in principal amount of the Note. The initial Tranche of $475,000 (which correlates to a principal amount of $527,778 of the Note) was consummated on the closing of the SPA, of which an aggregate of $300,000 (which correlates to a principal amount of $333,333 of the Note) was funded through the rollover of unreimbursed advances and expenses made to the Company by Werber and Bothwell prior to the closing date of the SPA and the remaining $175,000 was funded at Closing by the Agent. The second Tranche will be for $125,000 ($138,889 in principal amount of the Note) and will be funded to the Company by the Agent on July 15, 2017, subject to certain conditions contained in the SPA.

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

In connection with the terms of the SPA, as of July 11, 2017, the Company has reserved 82,008,230 shares of the authorized common stock of the Company in favor of the Agent and is obligated to ensure that there is an adequate number of reserved shares in favor of the Agent in the future in accordance with the provisions contained in the SPA.

In connection with the terms of the SPA, the Company issued the Agent, Werber and Bothwell a total of 2,000,000, 1,000,000 and 1,000,000 common shares of the Company (“Commitment Shares”), respectively, valued in the aggregate at $63,580, based on the closing price of the Common Stock of the Company on the date the stock was issued.

The Note may be prepaid by the Company at any time, provided however that any prepayment amount will be subject to a prepayment penalty of 20% to 40% based on the date that the prepayment is made. At any time after the six (6) month anniversary of the closing date and until this Note is no longer outstanding, any outstanding principal portion of this Note shall be convertible, in whole or in part, into shares of common stock of the Company at the option of each Purchaser (subject to the conversion limitations set forth in the SPA). The conversion price in effect on any conversion date shall be equal to the lower of (i) $0.15, and (ii) 60% of the lowest daily volume weighted average price in the 20 trading days prior to the conversion date. Under the terms of the SPA, Bothwell and Werber are not eligible to convert their portion of the Note until the Agent has been fully repaid.

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The SPA contains customary representations, warranties and covenants for similar transactions by the Company and Purchasers, including restrictions on incurrence of future indebtedness and/or issuance of equity. In addition, included in the covenants was a covenant made by the Company to be up to date with all of its filings with the Securities and Exchange Commission by July 15, 2017, including without limitation, all reports, schedules, forms, statements and other documents required to be filed by the Company under the Securities Exchange Act of 1934, as amended.

The Company used the proceeds received at closing from the initial tranche for general working capital purposes and the repayment of all outstanding obligations owing in connection with the $15,000 Note Payable, the $50,000 Note Payable and the $35,000 Note Payable.

In connection with the SPA, the Company will record an original issue discount consisting of the discount in the aggregate cash received at closing, the intrinsic value of the Commitment Shares and any underlying value attributable to the fair value of the embedded derivatives liabilities associated with the Notes at the issuance date based on an independent valuation using a Monte Carlo Simulation Model (the Notes contain full ratchet reset provisions and variable market based conversion derivative features). The Company will record the amount of the derivative liabilities at the time of closing as a reduction of the remaining initial carrying amount of the Notes and the excess amount after reducing the initial carrying amount of the Note to $0, if any, as a charge to the income statement. The derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Note.

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

Series A Non-Convertible Preferred Stock

On November 1, 2016, the Company filed a Certificate of Designation with the Secretary of State of Nevada therein designating out of the 10,000,000 authorized shares of Preferred Stock, a class of Preferred Stock as “Series A Non-Convertible Preferred Stock” consisting of 100 shares (the “Series A Certificate of Designation”). On March 2, 2017, the Company filed with the Secretary of State of Nevada an amendment to increase the number of shares provided for in the Series A Certificate of Designation from 100 shares to 400 shares.

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dividends

The holders of shares of Series A Non-Convertible Preferred Stock shall not be entitled to receive any dividends.

Issued Shares

On November 1, 2016, the Company issued 100 shares of its Series A Non-Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) to the CEO. On March 8, 2017, the Company issued 100 shares of the Series A Preferred Stock, to each of the COO, CSO and CFO. The Company is still in the process of determining the fair value attributable to the Series A Preferred Stock.

Series B Convertible Preferred Stock

On November 1, 2016, the Company filed a Certificate of Designation with the Secretary of State of Nevada therein designating out of the 10,000,000 authorized shares of Preferred Stock, a class of Preferred Stock as “Series B Convertible Preferred Stock” consisting of 1,000,000 shares (“Series B Certificate of Designation”).

Issued Shares

There are currently no shares of Series B Convertible Preferred Stock outstanding as of the filing date of this report on Form 10-Q for the quarter ended January 31, 2017.

Common Stock

On September 17, 2015, the Company completed an eighteen-for-one forward stock split. The consolidated financial statements and notes reflect a retroactive adjustment for the forward stock split.

On July 10, 2017, the Company increased the authorized shares of Common Stock from 250,000,000 to 750,000,000, without changing the par value of the Common Stock or authorized number and par value of Preferred Stock.

Sales of Common Stock

During January 2017, the Company sold 100,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $5,000.

During January 2017 and February 2017, the Company sold an aggregate of 600,000 Units and 300,000 Units, respectively. Each Unit cost $0.10 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a total of 1,800,000 shares, Class A warrants to purchase 900,000 common shares and Class B warrants to purchase 900,000, common shares. The Class A Warrant and Class B Warrant have exercise prices of $0.075 and $0.150, respectively, and have a three-year term. The aggregate grant date fair value of the warrants issued in connection with this offering was $33,480. The total proceeds received from the above sales occurring in January 2017 and February 2017 were $60,000 and $30,000, respectively.

During February 2017, the Company sold 250,000 shares of common stock to a related party at $0.04 per share for an aggregate purchase price of $10,000.

On March 8, 2017, in consideration for consulting services rendered to the Company and Mint Organics, Inc., the Board approved the issuance of 100,000 shares of unregistered common stock valued at $0.02 per share, the closing price of the common stock of the Company on that date, to a consultant. The Company recorded $2,000 of stock-based compensation expense based on the grant date fair value of these shares.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 8 – WARRANTS

In connection with the Executive Employments Agreements dated November 4, 2016 (see Note 9), the Company granted the following warrants to each executive as described below:

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

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 1.79%, (2) term of 10 years, (3) expected stock volatility of 152%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $1,879,380 of which $1,096,305 has been amortized during the three months ended January 31, 2017 and the remaining unamortized costs will be expensed prorata as the warrants vest.

Werber:	a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the date of the grant, fully vested at the time of the grant and exercisable until the10th anniversary of the date of issuance.

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 1.79%, (2) term of 10 years, (3) expected stock volatility of 152%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $1,879,380 which was fully amortized during the three months ended January 31, 2017.

M. Mitrani:	a warrant to purchase, on a cashless basis, up to 10,000,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the date of the grant, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance.

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 1.79%, (2) term of 10 years, (3) expected stock volatility of 152%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $591,000 which was fully amortized during the three months ended January 31, 2017.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During January 2017 and February 2017, the Company issued 1,200,000 and 600,000 warrants, respectively, in connection with common stock offerings and valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.43% to 1.45%, (2) term of 3 years, (3) expected stock volatility of 106%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued during January 2017 and February 2017 was $22,320 and $11,160, respectively.

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

A summary of warrant activity for the three months ended January 31, 2016 is presented below.

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2015	1,008,114	$0.75	3.78	$-
Granted	71,428	$0.75	4.00	$-
Exercised	-	$-
Expired/Forfeited	-	$-
Outstanding and exercisable at January 31, 2016	1,079,542	$0.75	3.93	$-

A summary of warrant activity for the three months ended January 31, 2017 is presented below.

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2016	1,737,484	$0.75	3.01	$-
Granted	74,800,000	$0.06	9.66	$-
Exercised	-	$-
Expired/Forfeited	-	$-
Outstanding and exercisable at January 31, 2017	76,537,484	$0.08	9.50	$-

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

Executive Employment Agreements

Effective November 4, 2016, the Company entered into executive employment agreements with Albert Mitrani, the CEO; the CEO’s wife Maria Mitrani, the Chief Science Officer (“CSO”); Bruce Werber, the Chief Operating Officer (“COO”); and Ian Bothwell, the Chief Financial Officer (“CFO”). On March 8, 2017, the Company entered into an executive employment agreement with Terrell Suddarth, the Chief Technology Officer (“CTO”), and amended the CSO’s, the COO’s and CFO’s executive employment agreements (collectively the CEO, CSO, COO, CFO’s and CTO’s executive employment agreements, as amended, are referred to as the “Executive Agreements”). The terms provided for in the each of the Executive Agreements are summarized below:

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CEO

Mr. Mitrani shall serve as the Company’s CEO and Chairman of the Board of Directors of the Company. The employment term shall be for five years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of five years, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The CEO’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the CEO a $100,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. In addition, the agreement provided for the settlement of unpaid expenses and prior salary of approximately $120,000 to be paid upon the earliest reasonable practicable time that there is sufficient working capital as determined by the Board. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $2,500 per month plus all expenses related to the maintenance, repair and operation of such automobile, reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the CEO in accordance with the Company’s expense reimbursement policies and procedures and a personal life insurance policy of up to $2,000,000. The Company may terminate the agreement at any time with or without “Cause” and the CEO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the CEO upon termination is more fully described in the agreement.

COO

Mr. Werber shall serve as the Company’s COO and member of the Board of Directors of the Company. The employment term shall be for three years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The COO’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the COO a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $650 per month, reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the COO in accordance with the Company’s expense reimbursement policies. The Company may terminate the agreement at any time with or without “Cause” and the COO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the COO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the COO a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the effective date, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance (see Note 8).

CFO

Mr. Bothwell shall serve as the Company’s CFO and member of the Board of Directors of the Company. The employment term shall be for three years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The CFO’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the CFO a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $650 per month, reimbursement of office related expenses up to $2,500 per month, reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the CFO in accordance with the Company’s expense reimbursement policies. The Company may terminate the agreement at any time with or without “Cause” and the CFO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the CFO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the CFO a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the effective date, exercisable in accordance with the vesting schedule as described in the agreement until the 10th anniversary of the date of issuance (see Note 8);

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CSO

Dr. Maria Ines Mitrani shall serve as the Company’s CSO and member of the Board of Directors of the Company. The employment term shall be for five years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of five years, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The CSO’s base annual salary is $250,000 (subsequently amended to $300,000 on March 8, 2017), which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the CSO a $50,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. In addition, the agreement provided for the settlement of unpaid expenses and prior consulting fees owed to Mariluna LLC, an entity owned by the CSO, of approximately $84,000 to be paid upon the earliest reasonable practicable time that there is sufficient working capital as determined by the Board. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $1,000 per month plus all expenses related to the maintenance, repair and operation of such automobile and reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the CSO in accordance with the Company’s expense reimbursement policies and procedures. The Company may terminate the agreement at any time with or without “Cause” and the CSO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the CSO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the CSO a warrant to purchase, on a cashless basis, up to 10,000,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the effective date, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance (see Note 8).

CTO

Mr. Suddarth shall serve as the Company’s CTO and member of the Board of Directors of the Company. The employment term shall be for three years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The CEO’s base annual salary is $300,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the CTO a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $650 per month, and reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the CTO in accordance with the Company’s expense reimbursement policies. The Company may terminate the agreement at any time with or without “Cause” and the CTO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the CTO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the CTO a warrant to purchase, on a cashless basis, up to 23,850,000 shares of common stock of the Company for $0.02 per share, the closing price of the Company’s common stock on the effective date, exercisable in accordance with the vesting schedule as described in the agreement until the 10th anniversary of the date of issuance (see Note 8);

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During June 2016, Ethan NY exited from its leased premises. Ethan NY has not made any of the required minimum monthly lease payments pursuant to this 5-year lease totaling $586,242 (excluding late fees and interest provided for under the Ethan Lease).

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

Anu Life Sciences, Inc.

In connection with the Company’s decision to relocate its existing placental tissue bank processing laboratory in Miami, Florida, on May 23, 2017, our wholly-owned subsidiary, Anu Life Sciences Inc.. a Florida corporation (“Anu”), entered into a five-year lease agreement (“Lab Lease”) for an approximately 3,500 square foot laboratory and administrative office facility in Sunrise, Florida. The Lab Lease is effective July 1, 2017 and expires on June 30, 2022 and provides for the ability of Anu to move into the premises beginning June 20, 2017. Under the terms of the Lab Lease, Anu has the option to renew the Lab Lease for two additional 5-year periods. Anu was required to provide a $37,275 security deposit of which $18,638 is to be returned to Anu after the 2nd year anniversary of the Lab Lease, provided Anu has been compliant under the terms of the Lab Lease through that date. The minimum monthly lease payments under the Lab Lease, excluding applicable Florida sales tax and additional rents as may be required under the terms of the Lab Lease, are approximately $7,500 for the first 24 months and $8,500 per month, $8,715 per month and $8,934 per month for the third, forth and fifth years, respectively. Minimum lease payments commence July 1, 2017. The Company will record lease expense on a straight-line basis over the life of the Lab Lease.

Convertible Equity Securities

Conversion of Notes issued in connection with the SPA

In connection with the SPA, at any time after the six (6) month anniversary of the closing date and until the Note is no longer outstanding, any outstanding principal portion of the Note shall be convertible, in whole or in part, into shares of common stock of the Company at the option of each Purchaser (subject to the conversion limitations set forth in the SPA). The conversion price in effect on any conversion date shall be equal to the lower of (i) $0.15, and (ii) 60% of the lowest daily volume weighted average price in the 20 trading days prior to the conversion Date. Under the terms of the SPA, Bothwell and Werber are not eligible to convert their portion of the Note until the Agent has been fully repaid.

In connection with the SPA, the Company will determine the underlying value attributable to the fair value of the embedded derivatives liabilities associated with the Notes at the issuance date based on an independent valuation using a Monte Carlo Simulation Model (the Notes contain full ratchet reset provisions and variable market based conversion derivative features). The Company will record the amount of the derivative liabilities at the time of closing as a reduction of the remaining initial carrying amount of the Notes and the excess amount after reducing the initial carrying amount of the Note to $0, if any, as a charge to the income statement. The derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement. As of June 30, 2017, the amounts owed under the SPA, including original issue discount and accrued interest was approximately $527,778.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Series A Preferred Stock of Mint Organics, Inc.

As more fully described in Note 10, each share of the Series A Preferred Stock shall automatically convert into 1.5 shares of Class B Common Stock of Mint Organics upon the earlier of (a) the fifth anniversary of the date such share of Series A Preferred Stock was issued; or (b) Mint Organics’ receipt of the necessary licenses and permits required to operate business operations in the medical cannabis industry. In addition, commencing on the first anniversary of the issuance date, each holder of the Series A Preferred Stock shall have the right, but not the obligation, to convert some or all of such holder’s shares of Series A Preferred Stock (or Class B Common Stock equivalent) into unregistered shares, par value $0.001 per share, of common stock of BPSR, based on the Stated Value divided by the average trading price of BPSR common stock for the ten trading days prior the conversion date. Notwithstanding the foregoing, the number of shares of Class B Common Stock issuable upon the conversion of the outstanding Series A Preferred Stock shall be adjusted to ensure that the outstanding Class B Common Stock represents 45% of the outstanding capital stock of Mint Organics (based on conversion of 300 shares of the Series A Preferred Stock or pro rata portion thereof).

NOTE 10 – MINT ORGANICS, INC.

On February 14, 2017, the Company entered into a participation agreement with Mr. Peter Taddeo (“Taddeo”) and Mr. Wayne Rohrbaugh (“Rohrbaugh”) (collectively, the “Investors”) in connection with the Company’s endeavor to obtain a license to dispense medical cannabis in Florida.

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

Pursuant to the Certificate Of Designation with respect to a Series A Convertible Preferred Stock (“Series A Preferred Stock”) filed with the state of Nevada on February 28, 2017 and as amended on March 23, 2017, Mint Organics authorized 300 shares of Series A Preferred Stock, par value $0.001 per share and a stated value of $1,000 per share. The Series A Preferred Stock is non-voting and non-redeemable. The amount of each share of the Series A Preferred Stock shall automatically convert into 1.5 shares of Class B Common Stock of Mint Organics upon the earlier of (a) the fifth anniversary of the date such share of Series A Preferred Stock was issued; or (b) Mint Organics’ receipt of the necessary licenses and permits required to operate business operations in the medical cannabis industry. In addition, commencing on the first anniversary of the issuance date, each holder of the Series A Preferred Stock shall have the right, but not the obligation, to convert some or all of such holder’s shares of Series A Preferred Stock (or Class B Common Stock equivalent) into unregistered shares, par value $0.001 per share, of common stock of BPSR, based on the stated value divided by the average trading price of BPSR common stock for the ten trading days prior the conversion date. Notwithstanding the foregoing, the number of shares of Class B Common Stock issuable upon the conversion of the outstanding Series A Preferred Stock shall be adjusted to ensure that the outstanding Class B Common Stock represents 45% of the outstanding capital stock of Mint Organics (based on conversion of 300 shares of the Series A Preferred Stock or pro rata portion thereof).

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the agreement, Mint Organics issued to each of Taddeo and Rohrbaugh (i) 150 shares of Series A Preferred Stock and (ii) a warrant exercisable for up to 150,000 shares of BPSR’s common stock for $0.15 per share exercisable from the date of issuance until the third anniversary of the date of issuance (see Note 9).

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

The Company is evaluating the fair value of warrants issued, considering the contingency for the vesting of the warrants, the term of the warrants and the restrictive components of the underlying stock. In addition, the Company will consider the contingencies, risks and viability typically associated with start-up businesses and the current uncertainty involving the conflict of state and federal legislation of the marijuana industry.

Mint CEO Employment Agreement

Pursuant to an employment agreement entered into effective May 1, 2017, with Mr. Taddeo and Mint Organics, Mr. Taddeo shall serve as the Mint CEO and member of the Board of Directors of Mint Organics. The employment term shall be for three years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The Mint CEO’s base annual salary is $180,000 during the period prior to Mint Organics, through one of its subsidiaries, or by other means, obtains or acquires access for a license from a state to dispense cannabis which shall accrue commencing as of the effective date and shall be payable upon Mint Organics generating sufficient net revenue or obtaining sufficient third party financing; and thereafter payable in periodic installments in accordance with Mint Organics customary payroll practices, but no less frequently than monthly. The Mint CEO’s base salary shall automatically be adjusted to an annual rate of base salary of $250,000 once the license is obtained. The base salary shall be reviewed at least annually by the Mint Board and the Mint Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, Mint Organics agreed to pay the Mint CEO a $25,000 signing bonus which shall be accrued and paid by Mint Organics upon Mint Organics having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under Mint Organics’ equity plan, if any, fringe benefits and perquisites consistent with the practices Mint Organics (including health and dental insurance, an automobile expense allowance of $1,000 per month, and reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the Mint CEO in accordance with Mint Organics’ expense reimbursement policies. Mint Organics may terminate the agreement at any time with or without “Cause” and the Mint CEO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the Mint CEO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the Mint CEO 1,000,000 shares of unregistered Common Stock of BPSR, vesting on the date Mint Organics, through one of its subsidiaries, obtains a license from a state to dispense cannabis or December 31, 2017, whichever is earlier, and provided that the Mint CEO’s employment has not been terminated prior to the time the vesting conditions have been met.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Mint Organics Florida, Inc.

Mint Organics Florida’s authorized capital structure consists of (1) 10,000 shares of Class A Voting Common Stock, par value $0.001 per share and (ii) 10,000 shares of Class B Non-Voting Common Stock, par value $0.001 per share. The Class A Common Stock shall have the sole right and power to vote on all matters on which a vote of shareholders is to be taken. In all matters, with respect to actions both by vote and by consent, each holder of shares of the Class A Common Stock shall be entitled to cast one vote in person or by proxy for each share of Class A Common Stock standing in such holder’s name on the transfer books of the Corporation. The Class B Common Stock shall not be entitled to vote on any matters.

On February 28, 2017, the Board of Mint Organics Florida issued 2,125 shares of Class A Voting Common Stock, par value $0.001 per share, of Mint Organics Florida to Mint Organics and determined that the fair consideration for the initial issuance of the Series A Voting Common Stock is $0.001 per share.

Offering:

On March 17, 2017, Mint Organics Florida initiated a private offering to raise up to $1,000,000 in exchange for up to 212.5 shares of Class B common stock, representing approximately 10.0% of the outstanding equity of Mint Organics Florida as of the date of the offering. The proceeds of the offering are to be used for general working capital purposes. On April 6, 2017, Mint Organics received proceeds of $100,000 in connection with the sale of 21.25 units to an investor in connection with the offering.

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

NOTE 11 – DISCONTINUED OPERATIONS

Ethan NY

During September 2015, the Company formed Ethan NY for the purpose of selling clothing and accessories through a retail store. During June 2016, the Ethan NY operations were closed and as a result the operations of Ethan NY have been reflected as discontinued operations in the financial statements.

The following summarizes the carrying amounts of the assets and liabilities of Ethan NY:

	January 31, 2017	October 31, 2016

Assets:	$-	$-

Liabilities:

Accounts payable	$94,835	$94,835
Accrued expenses	31,016	31,016

	$125,851	$125,851

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following summaries Ethan NY’s revenues and expenses, net and net income of discontinued operations:

	Three Months Ended January 31,
	2017	2016

Total revenues	$-	$28,570

Total expenses, net	-	148,608

Loss from discontinued operations	$-	$(120,038)

NOTE 12 – ADDITIONAL SUBSEQUENT EVENT

On June 22, 2017, Mint Organics entered into an unsecured loan agreement with a third party and a principal balance of $60,000, an annual interest rate of 10%, and all accrued and unpaid interest and outstanding principal are due on the one-year anniversary of the note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere herein. Unless stated otherwise, the words “we,” “us,” “our,” the “Company” or “BPSR” in this section collectively refer to Biotech Products Services and Research, Inc., a Nevada corporation, and its subsidiaries.

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

In connection with the new regulations recently enacted as of November 8, 2016 by the Florida state legislature that permits Florida residents to apply to open Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities, the Company entered into a Participation Agreement, effective February 14, 2017 (the “Agreement”), with two accredited investors (collectively, the “Investors”). Pursuant to the terms of the Agreement, the Company formed and capitalized a new 55%-owned subsidiary, Mint Organics, Inc., a Florida corporation, (“Mint Organics”). Mint Organics intends to explore, develop and to provide products and services in connection with the MMTC activities that it is licensed to operate.

Currently, our RAAM-related operations are conducted through the following wholly-owned subsidiaries*:

●	Anu Life Sciences, Inc., a Florida corporation formed with a business purpose to manufacture newly designed advanced biologically processed cellular and tissue based products developed from internally based research and development activities (“Anu”);

●	Beyond Cells Corp., a Florida corporation formed with a business purpose to provide consumers with education regarding the field of regenerative and anti-aging and medicine and providing access to a specialized physician network (“Beyond Cells”);

●	General Surgical Florida, Inc., a Florida corporation with a business purpose of selling and distributing regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals (“General Surgical”);

Currently, our MMTC activities are being conducted through the following subsidiaries*:

●	Mint Organics, Inc., a Florida corporation with a business purpose of operating Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities (“Mint Organics”); and

●	Mint Organics Florida, Inc., a Florida corporation and a subsidiary of Mint Organics with a business purpose of operating Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities within Florida (“Mint Organics Florida”).

* Mint Organics and Mint Organics Florida have issued minority non-voting equity interests.

Current and Future Operations:

Our current strategy is to achieve the following goals and milestones:

●	Research and Development and Product Development:

○	Increase the number of RAAM product offerings for various modalities using proprietary processing, formulas and administration techniques;

○	Engage researchers that bring additional expertise and capacity to develop ongoing research and development and growth opportunities for additional RAAM-related products;

○	Increase the capacity our existing research and manufacturing lab facilities to accommodate additional expansion and product development;

○	Perform clinical based studies associated with our products and ongoing research and seek accelerated approval for each product application in accordance with the 21st Century Cures Act (“Cures Act”) and/or through the granting of an FDA-approved biologics application (BLA) to allow products to be lawfully marketed in the United States;

○	Identify sources of exclusive and superior suppliers of raw materials; and

○	Acquisition of existing IP consistent with our product strategy.

●	Develop and expand the distribution of our internally developed RAAM related products, including the New Amnio Product by:

○	Extending the referral network of Providers;

○	Engaging additional in-house sales personnel;

○	Selectively engaging independent distributors;

○	Marketing Private Label to distributors; and

○	Developing and providing educational programs for Providers regarding our products.

●	Develop the MMTC business segment:

○	Engage consultants to lobby on behalf of the Company in our efforts to obtain a license to operate MMTC dispensaries;

○	Identify and establish key relationships with growers and processors of cannabis for the purpose of securing reliable and superior supply of products;

○	Develop sources of financing to fund the expected capital needed to comply with the financial requirements of license applicants and to be prepared to timely construct and operate dispensaries once a license is received; and

○	Identify potential partners that might facilitate and/or enhance opportunities to obtain licenses and/or enhance the operation of planned dispensaries.

●	Secure additional working capital to

○	Fund ongoing expenses until revenues are stabilized and to fund desired facility expansion and research and development projects;

○	Develop and expand our sales and distribution capabilities in order to obtain revenues objectives;

○	Perform ongoing research and development for new product offerings;

○	Enter into strategic relationships that will allow us to acquire desired IP or other objectives; and

○	Begin clinical based studies

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

Results of Operations from Discontinued Operations

During September 2015, the Company formed Ethan New York, Inc., a New York corporation (“Ethan NY”) for the purpose of selling clothing and accessories through a retail store. On September 3, 2015, Ethan NY entered into a five-year lease agreement (“Ethan Lease”) for a store located in New York City, New York. The Ethan Lease commenced on October 1, 2015. Under the terms of the Ethan Lease, Ethan NY provided an $18,585 security deposit and a former employee of Ethan NY provided a personal guaranty for a portion of the amounts due under the Ethan Lease. During June 2016, Ethan NY exited from its leased premises and the Ethan NY operations were closed. As a result, the operations of Ethan NY have been reflected as discontinued operations in the financial statements. Ethan NY did not make any of the required minimum monthly lease payments pursuant to the Ethan Lease totaling $586,242 (excluding late fees and interest provided for under the Ethan Lease).. All of Ethan NY’s obligations under the Ethan Lease are recourse only to the assets at Ethan NY, except for certain obligations under the Ethan Lease that were guaranteed by a former employee. Under the terms of the Ethan Lease, the obligations of Ethan NY for future rents are to be mitigated based on the amount of any future rents that are received for the rental of the leased premises to other tenants during the initial term. During August 2016, Ethan NY received confirmation that the leased premises had been leased to another tenant. In connection with the termination of the Ethan Lease, Ethan NY has made several unsuccessful attempts to contact the landlord for the purpose of obtaining a settlement and release for any amounts that the landlord may claim are owing under the Ethan Lease, if any. Ethan NY is not aware of any claim pending or threatened in connection with the Ethan Lease.

Results of Operations

As a result of the discontinuation of the Ethan NY business in June 2016, our continuing operations only consist of the Patient Referral and Product Sales business which commenced on July 1, 2015 and were briefly suspended beginning November 2016, as the Company began to implement its strategy of developing and producing its own line of RAAM products. Revenues resumed in February 2017 as the first of the Company’s products developed became available for sale to Providers.

For the Three Months Ended January 31, 2017 and January 31, 2016

Revenues

Our revenues for the three months ended January 31, 2017 were $585 compared with revenues of $61,595 for the three months ended January 31, 2016. The Company did not generate significant revenues during the three months ended January 31, 2017 as a result of the Company’s efforts beginning November 2016 to implement its strategy of developing and producing its own line of RAAM products. We did not begin sales of these products until February 2017. Revenues during the three months ended January 31, 2016 were from Patient Referral and Product Sales.

Cost of Revenues

Our cost of revenues for the three months ended January 31, 2017 were $0 as a result of the Company’s efforts beginning in November 2016, to implement its strategy of developing and producing its own line of RAAM products for which the first of our new products developed and available for sale to Providers did not occur until February 2017. Cost of revenues during the three months ended January 31, 2016 were $17,284 and associated with Patient Referral and Product Sales.

Gross Profit

Gross profit for the three months ended January 31, 2017 was $585 compared with gross profit of $44,312 for the three months ended January 31, 2016. The minimal gross profit for the three months ended January 31, 2017 was the result of the Company’s efforts beginning in November 2016, to implement its strategy of developing and producing its own line of RAAM products. We did not begin sales of these products until February 2017. Gross profit for the three months ended January 31, 2016 was associated with Patient Referral and Product Sales.

General and Administrative Expenses

General and administrative expenses for the three months ended January 31, 2017 was $4,241,318 compared with $243,832 for the three months ended January 31, 2016. The increase in the general and administrative expenses for the three months ended January 31, 2017 was the result of payroll related costs and stock-based compensation costs from the issuance of warrants to executives in connection with employment agreements executed during November 2016 totaling $570,242 and $3,566,685, respectively. The general and administrative expenses for the three months ended January 31, 2016 were related to payroll and professional fees.

Liquidity and Capital Resources

Since July 2015 and through the date of the filing of this Form 10-Q for the fiscal quarter ended January 31, 2017, the Company has relied on the sale of equity securities, the issuance of debt or restructuring of debt obligations to meet the shortfall in cash to fund its operations.

●	During September 2015, the Company issued 4,590,000 shares of common stock to a consultant of the Company. The Company recorded $268,000 of stock-based compensation expense based on the grant date fair value of these shares.

●	From November 2015 to March 2016, the Company sold an aggregate of 364,685 Units to 9 “accredited investors”. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a total of 729,370 shares, Class A warrants to purchase 364,685 common shares and Class B warrants to purchase 364,685 common shares for total proceeds of $255,280. The Class A Warrant and Class B Warrant have exercise prices of $0.50 and $1.00, respectively, and have a four-year term. The grant date fair value of the warrants issued in connection with this offering was $379,893.

●	On November 12, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $15,000. The note bears interest at 8% per annum compounded annually and was due one year after the date of issuance. On April 3, 2017, in connection with the SPA, the note plus accrued interest was fully paid and the lender provided the Company with a full release.

●	On December 24, 2015, the Company entered into an unsecured loan agreement (“$50,000 Note Payable”) with an unaffiliated lender pursuant to which the Company received proceeds of $50,000. The $50,000 Note Payable bears interest at 8% per annum compounded annually and was due one year after the date of issuance. On April 3, 2017, in connection with the SPA, the $50,000 Note Payable plus accrued interest was fully paid and the lender provided the Company with a full release (see below).

●	On April 27, 2016, the Company entered into an unsecured loan agreement (“$35,000 Note Payable”) with a consultant of the Company pursuant to which the Company received proceeds of $35,000. The payoff amount of the $35,000 Note Payable was $42,000 and was due on May 31, 2016 (an annualized interest rate of approximately 221%). On April 3, 2017, in connection with the SPA, the $35,000 Note Payable plus accrued interest was fully paid and the lender provided the Company with a full release (see below).

●	During April 2016, the Company sold 25,000 shares of common stock to an individual for cash proceeds of $5,000.

●	During July 2016, the Company sold 2,200,000 shares of common stock to investors for cash proceeds of $92,000 (net of $18,000 in offering costs).

●	During August 2016, the Company sold 62,500 shares of common stock to an “accredited investor” at $0.08 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.

●	During September 2016, the Company sold 2,000,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.

●	During January 2017, the Company sold 100,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.

●	From January 2017 to February 2017, the Company sold an aggregate of 900,000 Units. Each Unit cost $0.05 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a total of 1,800,000 shares, Class A warrants to purchase 900,000 common shares and Class B warrants to purchase 900,000, common shares for total proceeds of $90,000. The Class A Warrant and Class B Warrant have exercise prices of $0.075 and $0.015, respectively, and have a three-year term.

●	During February 2017, the Company sold 250,000 shares of common stock to a related party at $0.04 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.

●	On March 8, 2017, in consideration for consulting services rendered to the Company and Mint Organics, Inc., the Board approved the issuance of 100,000 shares of unregistered Common Stock valued at $0.02 per share, the closing price of the Common Stock of the Company on the date hereof, to a consultant.

●	On March 29, 2017, the Company entered into a SPA, dated March 29, 2017, with an unaffiliated “accredited investor” (“Agent”), Dr. Bruce Werber, the Company’s Chief Operating Officer and a member of the Board of Directors of the Company (“Werber”), and Ian T. Bothwell, the Company’s Chief Financial Officer and member of the Board of Directors (“Bothwell”) (each, including its successors and assigns, a “Purchaser ” and collectively, the “Purchasers”). The transactions contemplated by the SPA were consummated on April 3, 2017 (“Closing”). Pursuant to the SPA, the Purchasers shall be entitled to purchase a 10% Original Issue Discount Convertible Secured Promissory Note and Guarantee in the principal amount of up to $1,666,667, corresponding to a subscription amount of up to $1,500,000 (“Note”). The purchase of the Note is to occur in several tranches (each a “Tranche”) pursuant to the terms and conditions of the SPA. In connection with the terms of the SPA, the Purchasers agreed to subscribe to the initial Tranche through the second Tranche for an amount in the aggregate of up to $600,000 (subject to adjustment as described the SPA) corresponding to an aggregate of up to $666,667 in principal amount of the Note. The initial Tranche of $475,000 (which correlates to a principal amount of $527,778 of the Note) was consummated on the Closing of the SPA, of which an aggregate of $300,000 (which correlates to a principal amount of $333,333 of the Note) was funded through the rollover of unreimbursed advances and expenses made to the Company by Werber and Bothwell prior to the closing date of the SPA and the remaining $175,000 was funded at Closing by the Agent.

●	On June 22, 2017, Mint Organics entered into an unsecured loan agreement (“$60,000 Note Payable”) with a third party pursuant to which the Company received proceeds of $60,000. The $60,000 Note Payable accrues interest at an annual rate of 10% and all accrued and unpaid interest and outstanding principal are due on the one year anniversary of the $60,000 Note Payable. The $60,000 Note Payable may be prepaid without penalty.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available under Section 4(a)(2) promulgated thereunder due to the fact that they were isolated sales to a limited number of people and did not involve a public offering of securities.

Going Concern Consideration

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred a net loss of $4,242,493 for the three months ended January 31, 2017. In addition, the Company had an accumulated deficit of $6,356,104 at January 31, 2017. The Company had a negative working capital position of $1,441,928 at January 31, 2017. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized.

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

There is no assurance that the Company will be able to complete its revenue growth strategy or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant efforts since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. If revenues do not increase and stabilize or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Three Months Ended January 31,
	2017	2016
Cash, beginning of period	$26,223	$37,565
Net cash used in operating activities	(31,905)	(135,148)
Net cash (used in) provided by investing activities	(16,412)	6,180
Net cash provided by financing activities	65,000	96,000
Cash, end of period	$42,906	$4,597

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recently Issued Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. Early adoption is permitted. The Company has adopted this standard for the year ending October 31, 2016, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issuance date of the financial statements.

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

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted this guidance in the first quarter of 2017. The adoption of this update had no material effect on the Company’s financial position or results of operations.

Critical Accounting Policies

Our unaudited consolidated financial statements reflect the selection and application of accounting policies which require us to make significant estimates and judgments. See Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, “Summary of Significant Accounting Policies”.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of January 31, 2017, the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

On November 4, 2016, the Company appointed Ian T. Bothwell as the Chief Financial Officer and Dr. Bruce Werber as the Chief Operating of the Company, effective November 4, 2016. Dr. Werber was also appointed to serve as member of the Board of Directors of the Company, effective November 4, 2016. Other than the foregoing, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company/emerging growth company” we are not required to disclose information under this item. However, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources” regarding the risks associated with the Company’s efforts to achieve sufficient revenues and/or obtain additional working capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following securities during the quarter ended January 31, 2017 to the date of filing of this Report:

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

Item 6. Exhibits

Exhibit No:	Description:

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

All of the Exhibits are available from the SEC’s website at www.sec.gov. In addition, the Company will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of the request) together with a request addressed to Albert Mitrani, Biotech Products Services and Research Inc., 4045 Sheridan Ave, Suite 239, Miami, FL 33140.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

By:	/s/ ALBERT MITRANI
Albert Mitrani
President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)

July 12, 2017

By:	/s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

July 12, 2017

