Form 10-Q
period 2017-04-30
Biotech Products Services & Research, Inc.
filed 2017-07-14
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

There were 111,464,987 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of July 14, 2017.

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

Part I – FINANCIAL INFORMATION

Item 1.

Biotech Products Services and Research, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2017	October 31, 2016
ASSETS
Current Assets
Cash	$103,168	$26,223
Accounts receivable	82,305	1,125
Inventories	110,022	9,944
Total Current Assets	295,495	37,292

Property and equipment, net	38,986	27,606
Security deposits	7,675	5,000
TOTAL ASSETS	$342,156	$69,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$284,259	$248,847
Accrued liabilities to management	1,079,927	378,274
Notes payable	-	100,000
Convertible secured promissory notes, net of original issue discount of $308,676 – related party	24,658	-
Convertible secured promissory notes, net of original issue discount of $180,061 – third party	14,383	-
Derivative liability of convertible secured promissory notes – related party	450,794	-
Derivative liability of convertible secured promissory notes – third party	262,960	-
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	2,242,832	852,972

Commitments and contingencies

Deficit
Series A Preferred stock, $0.001 par value, 400 shares authorized; 400 and 0 shares issued and outstanding, respectively	-	-
Series B Preferred stock, $0.001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 110,464,982 and 104,214,982 shares issued and outstanding, respectively	110,465	104,215
Additional paid-in capital	7,114,830	1,226,322
Accumulated deficit	(9,268,968)	(2,113,611)
Total deficit attributable to Biotech Products Services and Research, Inc.	(2,043,673)	(783,074)
Non-controlling interest	142,997
Total Deficit	(1,900,676)	(783,074)

TOTAL LIABILITIES AND DEFICIT	$342,156	$69,898

The accompanying notes are an integral part of these consolidated financial statements.

Biotech Products Services and Research, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016

Revenues	$140,005	$66,701	$140,590	$128,296

Cost of revenues	51,795	5,648	51,795	22,932

Gross profit	88,210	61,053	88,795	105,364

General and administrative expenses	2,690,113	317,323	6,931,431	560,384

Total Operating Expenses	2,690,113	317,323	6,931,431	560,384

Loss from operations	(2,601,903)	(256,270)	(6,842,636)	(455,020)
Other income (expense)
Interest expense	(394,329)	-	(396,089)	-
Change in fair value of derivative liabilities	45,815	-	45,815	-

Loss from continuing operations	(2,950,417)	(256,270)	(7,192,910)	(455,020)

Loss from discontinued operations	-	(39,263)	-	(159,301)

Net loss	(2,950,417)	(295,533)	(7,192,910)	(614,321)

Net loss attributable to the non-controlling interest	37,553	-	37,553	-

Net loss attributable to Biotech Products Services and Research, Inc.	$(2,912,864)	$(295,533)	$(7,155,357)	$(614,321)

Net loss per common share - basic and diluted:
Continuing operations	$(0.03)	$(0.00)	$(0.07)	$(0.00)
Discontinued operations	-	(0.00)	-	(0.00)
Total	$(0.03)	$(0.00)	$(0.07)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	107,389,701	99,730,805	105,783,214	99,472,521

The accompanying notes are an integral part of these consolidated financial statements.

Biotech Products Services and Research, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,192,910)	$(614,321)
Net loss from discontinued operations	-	(159,301)
Net loss from continuing operations	(7,192,910)	(455,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,392	173
Interest expense related to derivative liabilities in excess of face value of debt	348,249	-
Original issue discount – convertible note	39,041	-
Change in fair value of derivative liabilities	(45,815)	-
Stock-based compensation	5,506,626	-
Changes in operating assets and liabilities:
Accounts receivable	(81,180)	19,878
Prepaid expenses	-	117
Inventories	(100,078)	(438)
Security deposits	(2,675)	-
Accounts payable and accrued expenses	35,414	76,479
Accrued liabilities to management	701,653	-
Deferred revenue	-	(15,000)
Net cash used in operating activities – continuing operations	(784,283)	(373,811)
Net cash provided by operating activities - discontinued operations	-	2,960
Net cash used in operating activities	(784,283)	(370,851)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(18,772)	-
Net cash used in investing activities – continuing operations	(18,772)	-
Net cash provided by investing activities – discontinued operations	-	6,180
Net cash (used in) provided by investing activities	(18,772)	6,180

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payables	(100,000)	-
Proceeds from issuance of notes payable	475,000	100,000
Proceeds from issuance of notes payable – related party	-	5,000
Proceeds from sale of common stock and warrants	505,000	260,279
Net cash provided by financing activities – continuing operations	880,000	365,279
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	880,000	365,279

Increase in cash	76,945	608
Cash at beginning of period	26,223	37,565
Cash at end of period	$103,168	$38,173

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$15,983	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Derivative liability of convertible secured promissory note	$759,569	$-
Common stock issued for debt inducement	$63,682	$-

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

For the three months and six months ended April 30, 2017, the Company operated through the following wholly owned subsidiaries: Beyond Cells Corp., a Florida corporation (“Beyond Cells”) formed with a business purpose to provide anti-aging and cellular therapy patient marketing and product sales; General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) with a business purpose to sell cellular therapy products to doctors and hospitals; and Anu Life Sciences, Inc. (“ANU”), a Florida corporation with a business purpose of the development, production and manufacturing of anti-aging and cellular therapy products. ANU began operations during November 2016 and commenced sales of its first product offering during February 2017.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current financial statement presentation including adjusted footnotes to reflect the presentation of discontinued operations as further discussed in Note 12.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At April 30, 2017, the Company did not have any cash balances in financial institutions in excess of FDIC insurance coverage.

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

At April 30, 2017, the Company had 158,137,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended April 30, 2017. At April 30, 2016, the Company had 1,737,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended April 30, 2016.

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

Valuation of Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments in accordance with ASC 815.

The Company utilized Monte Carlo Simulation models that value the derivative liability based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The derivative liabilities result in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes. This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Note.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company follows the provisions of ASC 820 with respect to its financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s convertible promissory notes (see Note 6) which are required to be measured at fair value on a recurring basis under of ASC 815 as of April 30, 2017 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities as of April 30, 2017:

Level one — Quoted market prices in active markets for identical assets or liabilities;

Level two — Inputs other than level one inputs that are either directly or indirectly observable such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level three — Unobservable inputs that are supported by little or no market activity and developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s derivative liability is measured at fair value on a recurring basis. The Company classifies the fair value of the derivative liability under level three.

Based on ASC Topic 815 and related guidance, the Company concluded the common stock issuable pursuant to conversion of the convertible promissory notes are required to be accounted for as derivatives as of the issue date due to a reset feature on the exercise price. At the date of issuance common stock derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “change in fair value of derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815-10 and are disclosed on the balance sheet under Derivative Liabilities.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Further, and in accordance with ASC 815, the embedded derivatives are revalued using a Monte Carlo Simulation model at issuance and at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair values” in the consolidated statement of operations. As of April 30, 2017, the fair value of the derivative liabilities included on the accompanying consolidated balance sheet was $713,754. During the three months period ended April 30, 2017, the Company recognized a gain on change in the fair value totaling $45,815.

The Company classifies the fair value of these securities under level three of the fair value hierarchy of financial instruments. The following table presents liabilities that are measured and recognized at fair value as of April 30, 2017 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	$713,754	$(45,815)
Fair Value at April 30, 2017	$-	$-	$713,754	$(45,815)

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after April 30, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred a net loss of $7,155,357 for the six months ended April 30, 2017. In addition, the Company had an accumulated deficit of $9,268,968 at April 30, 2017. The Company had a negative working capital position of $1,947,337 at April 30, 2017. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – INVENTORIES

ANU inventory was associated with materials acquired for the manufacturing of products to be sold in 2017.

	April 30, 2017	October 31, 2016

Raw materials and supplies	$30,762	$9,944
Finished goods	79,260	-

Total inventories	$110,022	$9,944

NOTE 4 - PROPERTY AND EQUIPMENT

	April 30, 2017	October 31, 2016

Computer equipment	$4,084	$1,724
Manufacturing equipment	42,725	26,313

	46,809	28,037
Less: accumulated depreciation and amortization	(7,823)	(431)
Total property and equipment, net	$38,986	$27,606

Depreciation expense of property and equipment from operations totaled $3,744 and $87 for the three months ended April 30, 2017 and 2016, respectively. Depreciation expense of property and equipment from operations totaled $7,392 and $173 for the six months ended April 30, 2017 and 2016, respectively.

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

As of March 29, 2017 the CFO and COO, were owed $150,000 and $150,000, respectively, by the Company for advances and unreimbursed expenses in connection with the Company’s operations though March 29, 2017. On March 29, 2017, in connection with the SPA (see Note 6), the advances and unreimbursed expenses owed to the CFO and COO totaling $300,000 were converted and incorporated in the initial tranche funding amounts as provided for in the SPA. As a result of the conversion, the advances and unreimbursed expenses are now secured obligations of the Company, and shall be payable, convertible into common shares of the Company and secured in accordance with the terms of the SPA. On March 29, 2017, in connection with the terms of the SPA, the CFO and the COO were each granted 1,000,000 common shares of the Company valued at $31,840 based on the closing price of the common stock of the Company on the date the stock was issued.

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

On March 8, 2017, Mint Organics, Inc. issued warrants to the CEO, CSO and CFO to each purchase 79 shares of the Class A Common Stock of Mint Organics, Inc., vesting on the date Mint Organics, Inc., through one of its subsidiaries, obtains a license from any state to dispense cannabis until the fifth anniversary thereof at an exercise price of $0.001 per share.

On February 14, 2017, Mr. Peter Taddeo and Mr. Wayne Rohrbaugh each invested $150,000 in Mint Organics, Inc. in connection with the Company’s endeavor, through Mint Organics, Inc., to obtain a license to dispense medical cannabis in Florida. In consideration for their investment, on February 28, 2017, Mr. Taddeo and Mr. Rohrbaugh were each issued 150 shares of Series A Preferred Stock of Mint Organics, Inc. and a warrant from the Company to purchase up to 150,000 shares of common stock of the Company for $0.15 per share exercisable from the date of issuance of the warrant until the third anniversary date of the date of issuance. The warrants and shares were valued together at the amount of proceeds received. Mr. Taddeo was also appointed as the Chief Executive Officer and as a director of Mint Organics, Inc. and Mint Organics Florida, Inc. Mr. Rohrbaugh was also appointed as the Chief Operating Officer and as a director of Mint Organics, Inc. and Mint Organics Florida, Inc. The Series A Preferred Stock is convertible into Class B common stock of Mint Organics, Inc. or into common stock of the Company.

During February 2017, the Company sold 250,000 shares of common stock to the COO’s daughter at $0.04 per share for an aggregate purchase price of $10,000 based on the closing price of the common stock of the Company on the date the stock was issued.

On May 17, 2017, Mint Organics entered into an executive employment agreement with Peter Taddeo, the CEO of Mint Organics (the “Taddeo Agreement”). In connection with the Taddeo Agreement, the Company granted Taddeo 1,000,000 shares of unregistered restricted Common Stock valued at $0.012 per share, the closing price of the Common Stock of the Company on the date of grant. The shares vest on the date Mint Organics, through one of its subsidiaries, obtains a license from a state to dispense cannabis or December 31, 2017, whichever is earlier, and provided that Taddeo’s employment has not been terminated prior to the time the vesting conditions have been met. The Company will expense the costs over the vesting term of the grant.

Certain of the Company’s customers are related and/or affiliated with employees and/or consultants of the Company. For the six months ended April 30, 2017, the total amount of sales to customers related to employees and/or consultants of the Company totaled $39,895.

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In connection with the terms of the SPA, as of July 14, 2017, the Company has reserved 82,008,230 shares of the authorized common stock of the Company in favor of the Agent and is obligated to ensure that there is an adequate number of reserved shares in favor of the Agent in the future in accordance with the provisions contained in the SPA.

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In connection with the SPA, the Company recorded original issue discount of $116,458 consisting of the discount in the aggregate cash received at closing and the intrinsic value of the Commitment Shares. In addition, the Company performed an independent valuation (using “Monte Carlo Simulation Models”) of the underlying value attributable to the embedded derivatives liabilities associated with the Notes at the issuance date (the Notes contain full ratchet reset provisions and variable market based conversion derivative features) and determined that the fair value of the derivative liabilities associated with the Note was $759,569. As a result, the Company has recorded the amount of the derivative liabilities at the time of closing as a reduction of the remaining initial carrying amount of the Notes of $411,320 (as unamortized discount) and the excess amount of $348,249 after reducing the initial carrying amount of the Note to $0, as interest expense. The derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement. At April 30, 2017, the Company recorded a gain of $45,815 associated with change in fair value at April 30, 2017 from the fair value as of the closing date. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Note ($39,041 for the three months and six months ended April 30, 2017).

NOTE 7 – DERIVATIVE LIABILITIES

In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company’s derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the instrument.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the derivative liability activity for the period ending April 30, 2017:

Description	Derivative Liabilities
Fair value at October 31, 2016	$-
Change due to issuances	759,569
Change in fair value	(45,815)
Fair value at April 30, 2017	$713,754

For the three and six month periods ended April 30, 2017, net derivative income was $45,815.

The Company classifies the fair value of these securities under level three of the fair value hierarchy of financial instruments. The fair value of the derivative liability was calculated using a Monte Carlo Simulation model that values the liability of the Convertible Notes based on a risk neutral valuation where the price of the option is its discounted expected value. The technique applied generates a large number of possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculate the associated conversion value (i.e. “payoff”) of the note (limited buy a percentage of trading volume) for each path. These payoffs are then averaged and discounted to the date of valuation resulting in the fair value of the option. The valuation of the embedded derivatives within the convertible note was completed with the following assumptions:

Assumptions	April 3, 2017	April 30, 2017
Dividend yield	0.00%	0.00%
Risk-free rate for term	1.14%	1.14%
Volatility	254.7%	257.1%
Remaining Term (years)	1.0	0.93
Stock Price	0.0159	0.0122

NOTE 8 – CAPITAL STOCK

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

Issued Shares

On November 1, 2016, the Company issued 100 shares of its Series A Non-Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) to the CEO. On March 8, 2017, the Company issued 100 shares of the Series A Preferred Stock, to each of the COO, CSO and CFO. The Company is still in the process of determining the fair value attributable to the Series A Preferred Stock issued.

Series B Convertible Preferred Stock

On November 1, 2016, the Company filed a Certificate of Designation with the Secretary of State of Nevada therein designating out of the 10,000,000 authorized shares of Preferred Stock, a class of Preferred Stock as “Series B Convertible Preferred Stock” consisting of 1,000,000 shares (“Series B Certificate of Designation”).

Issued Shares

There are currently no shares of Series B Convertible Preferred Stock outstanding as of the filing date of this report on Form 10-Q for the quarter ended April 30, 2017.

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

Sales of Common Stock

During January 2017, the Company sold 100,000 shares of common stock at $0.05 per share for an aggregate purchase price of $5,000.

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

On March 8, 2017, in consideration for consulting services rendered to the Company and Mint Organics, Inc., the Board approved the issuance of 100,000 shares of unregistered common stock valued at $0.02 per share, the closing price of the common stock of the Company on that date to a consultant. The Company recorded $2,000 of stock-based compensation expense based on the grant date fair value of these shares.

On March 29, 2017, in connection with the terms of the SPA, the Company issued the Agent, Werber and Bothwell a total of 2,000,000, 1,000,000 and 1,000,000 common shares of the Company, respectively, valued in the aggregate at $63,680, based on the closing price of the common stock of the Company on the date the stock was issued.

On May 17, 2017, in connection with the Taddeo Agreement, the Company granted Taddeo 1,000,000 shares of unregistered common stock valued at $0.012 per share ($12,000), based on the closing price of the common stock of the Company on the date of grant. The shares vest on the date Mint Organics, through one of its subsidiaries, obtains a license from a state to dispense cannabis or December 31, 2017, whichever is earlier, and provided that Taddeo’s employment has not been terminated prior to the time the vesting conditions have been met.

NOTE 9 – WARRANTS

In connection with the Executive Employments Agreements dated November 4, 2016 (see Note 10), the Company granted the following warrants to each executive as described below:

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

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 1.79%, (2) term of 10 years, (3) expected stock volatility of 152%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $1,879,380 of which $559,339 and $1,655,644 has been amortized during the three months and six months ended April 30, 2017, respectively, and the remaining unamortized costs will be expensed pro rata as the warrants vest.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Werber:	a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the date of the grant, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance.

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 1.79%, (2) term of 10 years, (3) expected stock volatility of 152%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $1,879,380 of which $0 and $1,879,380 has been amortized during the three months and six months ended April 30, 2017, respectively.

M. Mitrani:	a warrant to purchase, on a cashless basis, up to 10,000,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the date of the grant, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance.

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 1.79%, (2) term of 10 years, (3) expected stock volatility of 152%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $591,000 of which $0 and $591,000 has been amortized during the three months and six months ended April 30, 2017, respectively.

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	25% for the commercial availability of a sheet type human amnion product

2.	15% for the third commercially available product; and

3.	10% for the fourth commercially available product

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 2.57%, (2) term of 10 years, (3) expected stock volatility of 153%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $469,845 of which $0 and $257,657 has been amortized during the three months and six months ended April 30, 2017, respectively and the remaining unamortized costs will be expensed pro rata as the warrants vest.

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

The foregoing warrants are exercisable for $0.02 per share, the closing price of Common Stock of the Company on March 8, 2017, and are exercisable from the date of issuance until the 10th anniversary of the date of issuance. The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 2.57%, (2) term of 10 years, (3) expected stock volatility of 153%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $1,119,945 of which $0 and $1,119,945 has been amortized during the three months and six months ended April 30, 2017, respectively.

A summary of warrant activity for the six months ended April 30, 2016 is presented below:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2015	1,008,114	$0.75	3.78	$-
Granted	729,370	$0.75	4.00	$-
Exercised	-	$-
Expired/Forfeited	-	$-
Outstanding and exercisable at April 30, 2016	1,737,484	$0.75	3.82	$-

A summary of warrant activity for the six months ended April 30, 2017 is presented below.

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2016	1,737,484	$0.75	3.01	$-
Granted	156,400,000	$0.05	9.90	$-
Exercised	-	$-
Expired/Forfeited	-	$-
Outstanding and exercisable at April 30, 2017	158,137,484	$0.05	9.53	$-

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

COO

Mr. Werber shall serve as the Company’s COO and member of the Board of Directors of the Company. The employment term shall be for three years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The COO’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the COO a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $650 per month, reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the COO in accordance with the Company’s expense reimbursement policies. The Company may terminate the agreement at any time with or without “Cause” and the COO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the COO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the COO a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the effective date, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance (see Note 9).

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CFO

Mr. Bothwell shall serve as the Company’s CFO and member of the Board of Directors of the Company. The employment term shall be for three years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The CFO’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the CFO a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $650 per month, reimbursement of office related expenses up to $2,500 per month, reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the CFO in accordance with the Company’s expense reimbursement policies. The Company may terminate the agreement at any time with or without “Cause” and the CFO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the CFO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the CFO a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the effective date, exercisable in accordance with the vesting schedule as described in the agreement until the 10th anniversary of the date of issuance (see Note 9);

CSO

Dr. Maria Ines Mitrani shall serve as the Company’s CSO and member of the Board of Directors of the Company. The employment term shall be for five years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of five years, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The CSO’s base annual salary is $250,000 (subsequently amended to $300,000 on March 8, 2017), which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the CSO a $50,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. In addition, the agreement provided for the settlement of unpaid expenses and prior consulting fees owed to Mariluna LLC, an entity owned by the CSO, of approximately $84,000 to be paid upon the earliest reasonable practicable time that there is sufficient working capital as determined by the Board. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $1,000 per month plus all expenses related to the maintenance, repair and operation of such automobile and reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the CSO in accordance with the Company’s expense reimbursement policies and procedures. The Company may terminate the agreement at any time with or without “Cause” and the CSO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the CSO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the CSO a warrant to purchase, on a cashless basis, up to 10,000,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the effective date, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance (see Note 9).

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CTO

Mr. Suddarth shall serve as the Company’s CTO and member of the Board of Directors of the Company. The employment term shall be for three years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The CEO’s base annual salary is $300,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the CTO a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $650 per month, and reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the CTO in accordance with the Company’s expense reimbursement policies. The Company may terminate the agreement at any time with or without “Cause” and the CTO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the CTO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the CTO a warrant to purchase, on a cashless basis, up to 23,850,000 shares of common stock of the Company for $0.02 per share, the closing price of the Company’s common stock on the effective date, exercisable in accordance with the vesting schedule as described in the agreement until the 10th anniversary of the date of issuance (see Note 9);

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Anu Life Sciences, Inc.

In connection with the Company’s decision to relocate its existing placental tissue bank processing laboratory in Miami, Florida, on May 23, 2017, our wholly-owned subsidiary, Anu Life Sciences Inc. a Florida corporation (“Anu”), entered into a five-year lease agreement (“Lab Lease”) for an approximately 3,500 square foot laboratory and administrative office facility in Sunrise, Florida. The Lab Lease is effective July 1, 2017 and expires on June 30, 2022, and provides for the ability of Anu to move into the premises beginning June 20, 2017. Under the terms of the Lab Lease, Anu has the option to renew the Lab Lease for two additional 5-year periods. Anu was required to provide a $37,275 security deposit of which $18,638 is to be returned to Anu after the 2nd year anniversary of the Lab Lease, provided Anu has been compliant under the terms of the Lab Lease through that date. The minimum monthly lease payments under the Lab Lease, excluding applicable Florida sales tax and additional rents as may be required under the terms of the Lab Lease, are approximately $7,500 for the first 24 months and $8,500 per month, $8,715 per month and $8,934 per month for the third, fourth and fifth years, respectively. Minimum lease payments commence July 1, 2017. The Company will record lease expense on a straight-line basis over the life of the Lab Lease.

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

The Company performed an independent valuation (using “Monte Carlo Simulation Models”) of the underlying value attributable to the fair value of the embedded derivatives liabilities associated with the Notes at the issuance date (the Notes contain full ratchet reset provisions and variable market based conversion derivative features) and determined that the fair value of the derivative liabilities associated with the Note was $759,570 (the derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement). As of April 30, 2017, the amounts owed under the SPA, including original issue discount and accrued interest was approximately $531,826.

Series A Preferred Stock of Mint Organics, Inc.

As more fully described in Note 11, each share of the Series A Preferred Stock shall automatically convert into 1.5 shares of Class B Common Stock of Mint Organics upon the earlier of (a) the fifth anniversary of the date such share of Series A Preferred Stock was issued; or (b) Mint Organics’ receipt of the necessary licenses and permits required to operate business operations in the medical cannabis industry. In addition, commencing on the first anniversary of the issuance date, each holder of the Series A Preferred Stock shall have the right, but not the obligation, to convert some or all of such holder’s shares of Series A Preferred Stock (or Class B Common Stock equivalent) into unregistered shares, par value $0.001 per share, of common stock of BPSR, based on the Stated Value divided by the average trading price of BPSR common stock for the ten trading days prior the conversion date. Notwithstanding the foregoing, the number of shares of Class B Common Stock issuable upon the conversion of the outstanding Series A Preferred Stock shall be adjusted to ensure that the outstanding Class B Common Stock represents 45% of the outstanding capital stock of Mint Organics (based on conversion of 300 shares of the Series A Preferred Stock or pro rata portion thereof).

NOTE 11 – MINT ORGANICS INC.

On February 14, 2017, the Company entered into a participation agreement with Mr. Peter Taddeo (“Taddeo”) and Mr. Wayne Rohrbaugh (“Rohrbaugh”) (collectively, the “Investors”) in connection with the Company’s endeavor to obtain a license to dispense medical cannabis in Florida.

Pursuant to the agreement, the Company sold a total 45% non-controlling interest in Mint Organics, Inc. to Taddeo and Rohrbaugh for $150,000 from each. The Company also established Mint Organics Florida, Inc., a wholly owned subsidiary of Mint Organics Inc. In connection with the agreement, $150,000 of the proceeds received from the Investors was obligated to be used to fund the operations of Mint Organics, Inc. and/or Mint Organics Florida, Inc. and the remainder was to be used for working capital of the Company.

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

On March 8, 2017, Mint Organics issued warrants to purchase shares of Class A Common Stock, of Mint Organics, Inc., vesting on the date Mint Organics, through one of its subsidiaries, obtains a license from a state to dispense cannabis until the fifth anniversary thereof to the following executives of Mint Organics:

Name:	Warrants:	Exercise Price:
Albert Mitrani	79	$0.001
Ian T. Bothwell	79	$0.001
Dr. Maria I. Mitrani	79	$0.001
TOTAL	237

The Company estimates the fair value of these warrants to be approximately $20,000, with current period amortization of approximately $3,000, considering the contingency for the vesting of the warrants, the term of the warrants and the restrictive components of the underlying stock. In addition, the Company will consider the contingencies, risks and viability typically associated with start-up businesses and the current uncertainty involving the conflict of state and federal legislation of the marijuana industry.

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

Agreements:

On February 15, 2017, Mint Organics Florida entered into a consulting agreement with a lobbying firm in connection with Mint Organics Florida’s efforts to obtain a license to dispense medical cannabis in Florida. The initial term of the agreement is for a minimum period of one year and will automatically renew for additional one-year terms unless either party provides 60 days’ prior written notice of intent to cancel the agreement. Under the terms of the agreement, Mint Organics Florida is required to pay a monthly fee of $7,500, plus expenses and upon Mint Organics Florida’s receipt of a license to dispense medical cannabis in Florida, the Consulting Firm will be entitled to receive a 3% equity interest in Mint Organics Florida through granting of 63.75 shares of Class B Common Stock of Mint Organics Florida. The issuance will be recorded as additional non-controlling interests in Mint Organics Florida beginning in May 2017 when the services begin to be performed.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s non-controlling interests in Mint Organics and Mint Organics Florida are determined based on the pro rata equity percentage held by the non-controlling equity holders of 45.0% and 1.0%, respectively, provided that the carrying amount of non-controlling interests shall not be negative. As of April 30, 2017, the non-controlling interests amount of $142,997 represents the minority interest’s share of Mint Organics and Mint Organics Florida.

NOTE 12 – DISCONTINUED OPERATIONS

Ethan NY

During September 2015, the Company formed Ethan NY for the purpose of selling clothing and accessories through a retail store. During June 2016, the Ethan NY operations were closed and as a result the operations of Ethan NY have been reflected as discontinued operations in the financial statements.

The following summarizes the carrying amounts of the assets and liabilities of Ethan NY:

	April 30, 2017	October 31, 2016

Assets:	$-	$-

Liabilities:

Accounts payable	$94,835	$94,835
Accrued expenses	31,016	31,016

	$125,851	$125,851

The following summaries Ethan NY’s revenues and expenses, net and net income of discontinued operations:

	Three Months Ended April 30,
	2017	2016

Total revenues	$-	$38,658

Total expenses, net	-	77,921

Loss from discontinued operations	$-	$(39,263)

	Six Months Ended April 30,
	2017	2016

Total revenues	$-	$67,228

Total expenses, net	-	226,529

Loss from discontinued operations	$-	$(159,301)

NOTE 13 - SEGMENT INFORMATION

Beginning during the quarter ended April 30, 2017, the Company had two operating segments (providing of anti-aging and cellular therapy patient marketing and product sales (“Patient Referral and Product Sales”) and the operating of Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities (“MMTC Activities”). The MMTC activities do not yet have a license to open and operate MMTC’s and to date has not generated revenues.

The following are amounts related to the Patient Referral and Product Sales and the MMTC businesses included in the accompanying consolidated financial statements for the three months ended April 30, 2017 and 2016 and the six months ended April 30, 2017 and 2016, respectively:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016

Revenues:
Patient referrals and product sales	$140,005	$66,701	$140,590	$128,296
MMTC activities	-	-	-	-
Total revenues	$140,005	$66,701	$140,590	$128,296

Gross profit:
Patient referrals and product sales	$88,210	$61,053	$88,795	$105,364
MMTC activities	-	-	-	-
Gross profit	$88,210	$61,053	$88,795	$105,364

Net loss from continuing operations:
Patient referrals and product sales	$(2,830,421)	$(256,270)	$(7,072,914)	$(455,020)
MMTC activities	(82,443)	-	(82,443)	-
Net loss from continuing operations	$(2,912,864)	$(256,270)	$(7,155,357)	$(455,020)

	April 30, 2017	October 31, 2016
Total assets:
Patient referrals and product sales	$304,646	$69,898
MMTC activities	37,510	-
Total	$342,156	$69,898

NOTE 14 – ADDITIONAL SUBSEQUENT EVENT

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

Currently, our RAAM-related operations are conducted through the following wholly-owned subsidiaries*:

●	Anu Life Sciences, Inc., a Florida corporation formed with a business purpose to manufacture newly designed advanced biologically processed cellular and tissue based products developed from internally based research and development activities (“Anu”);

●	Beyond Cells Corp., a Florida corporation formed with a business purpose to provide consumers with education regarding the field of regenerative and anti-aging and medicine and providing access to a specialized physician network (“Beyond Cells”);

●	General Surgical Florida, Inc., a Florida corporation with a business purpose of selling and distributing regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals (“General Surgical”);

Currently, our MMTC activities are being conducted through the following subsidiaries*:

●	Mint Organics, Inc., a Florida corporation with a business purpose of operating Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities (“Mint Organics”); and

●	Mint Organics Florida, Inc., a Florida corporation and a subsidiary of Mint Organics with a business purpose of operating Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities within Florida (“Mint Organics Florida”).

* Mint Organics and Mint Organics Florida have issued minority non-voting equity interests.

Current and Future Operations:

Our current strategy is to achieve the following goals and milestones:

●	Research and Development and Product Development:

o	Increase the number of RAAM product offerings for various modalities using proprietary processing, formulas and administration techniques;

o	Engage researchers that bring additional expertise and capacity to develop ongoing research and development and growth opportunities for additional RAAM-related products;

o	Increase the capacity our existing research and manufacturing lab facilities to accommodate additional expansion and product development;

o	Perform clinical based studies associated with our products and ongoing research and seek accelerated approval for each product application in accordance with the 21st Century Cures Act (“Cures Act”) and/or through the granting of an FDA-approved biologics application (BLA) to allow products to be lawfully marketed in the United States;

o	Identify sources of exclusive and superior suppliers of raw materials; and

o	Acquisition of existing IP consistent with our product strategy.

●	Develop and expand the distribution of our internally developed RAAM related products, including the New Amnio Product by:

o	Extending the referral network of Providers;

o	Engaging additional in-house sales personnel;

o	Selectively engaging independent distributors;

o	Marketing Private Label to distributors; and

o	Developing and providing educational programs for Providers regarding our products.

●	Develop the MMTC business segment:

o	Engage consultants to lobby on behalf of the Company in our efforts to obtain a license to operate MMTC dispensaries;

o	Identify and establish key relationships with growers and processors of cannabis for the purpose of securing reliable and superior supply of products;

o	Develop sources of financing to fund the expected capital needed to comply with the financial requirements of license applicants and to be prepared to timely construct and operate dispensaries once a license is received; and

o	Identify potential partners that might facilitate and/or enhance opportunities to obtain licenses and/or enhance the operation of planned dispensaries.

●	Secure additional working capital to

o	Fund ongoing expenses until revenues are stabilized and to fund desired facility expansion and research and development projects;

o	Develop and expand our sales and distribution capabilities in order to obtain revenues objectives;

o	Perform ongoing research and development for new product offerings;

o	Enter into strategic relationships that will allow us to acquire desired IP or other objectives; and

o	Begin clinical based studies

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

For the Three Months Ended April 30, 2017 and April 30, 2016

Revenues

Our revenues for the three months ended April 30, 2017 were $140,005 compared with revenues of $66,701 for the three months ended April 30, 2016. The increase in revenues during the three months ended April 30, 2017 was the result of the Company’s successful development and commercialization of its first manufactured RAAM product during February 2017 which followed the new strategy implemented during November 2016 to distribute its own developed products to better differentiate against competitor products and provide distributors with the necessary financial incentives to sell our products. All of revenues during the three months ended April 30, 2016 were from patient referral and sales of products supplied by third parties.

Cost of Revenues

Our cost of revenues for the three months ended April 30, 2017 were $51,795 compared with cost of revenues of $5,648 for the three months ended April 30, 2016. The increase in cost of revenues during the three months ended April 30, 2017 was the result of the Company’s sales of its newly developed RAAM product which did not occur until the quarter ended April 30, 2017 and represented a significantly higher amount of lower cost of units. In addition, the cost of revenues during the three months ended April 30, 2016 were mostly from patient referrals that have significantly higher margins and in some instances do not involve any cost of revenues associated with products sold.

Gross Profit

Our gross profit for the three months ended April 30, 2017 was $88,210 compared with gross profit of $61,053 for the three months ended April 30, 2016. The increase in gross profit during the three months ended April 30, 2017 was the result of the Company’s successful development and commercialization of its first manufactured RAAM product during February 2017. This strategy resulted in a larger volume of units sold for the three months ended April 30, 2017 compared with the three months ended April 30, 2016. In addition, the costs of the products manufactured were less than the costs to purchase products previously supplied by third parties. The increase in gross profits from the increased product sales described above were partially offset from the reduced higher margin patient referral revenues.

General and Administrative Expenses

General and administrative expenses for the three months ended April 30, 2017 were $2,690,113 compared with $317,323 for the three months ended April 30, 2016. The increase in the general and administrative expenses for the three months ended April 30, 2017 was the result of payroll related costs and stock based compensation costs from the vesting of issued warrants to executives in connection with employment agreements executed during November 2016 and March 2017 totaling $417,500 and $1,936,941, respectively. The general and administrative expenses for the three months ended April 30, 2016 were related to payroll and professional fees.

Other Expense

Other expense for the three months ended April 30, 2017 was $348,514 compared with $0 for the three months ended April 30, 2016. The increase in the other expense was the result of the net costs associated with the issuance of the convertible secured promissory note in connection with the SPA on March 29, 2017

For the Six Months Ended April 30, 2017 and April 30, 2016

Revenues

Our revenues for the six months ended April 30, 2017 were $140,590 compared with revenues of $128,296 for the six months ended April 30, 2016. The increase in revenues during the six months ended April 30, 2017 was the result of the Company’s successful development and commercialization of its first manufactured RAAM product during February 2017 which followed the new strategy implemented during November 2016 to distribute its own developed products to better differentiate against competitor products and provide distributors with the necessary financial incentives to sell our products. All of revenues during the six months ended April 30, 2016 were from patient referral and sales of products supplied by third parties.

Cost of Revenues

Our cost of revenues for the six months ended April 30, 2017 were $51,795 compared with cost of revenues of $22,932 for the six months ended April 30, 2016. The increase in cost of revenues during the six months ended April 30, 2017 was the result of the Company’s sales of its newly developed RAAM product which did not occur until the quarter ended April 30, 2017 and represented significantly higher amount of lower costing units. In addition, the cost of revenues during the six months ended April 30, 2016 were mostly from patient referrals that have significantly higher margins and in some instances do not involve any cost of revenues associated with products sold.

Gross Profit

Our gross profit for the six months ended April 30, 2017 was $88,795 compared with gross profit of $105,364 for the six months ended April 30, 2016. The decrease in gross profit during the six months ended April 30, 2017 was the result of the reduction in the Company’s sales from higher margin patient referral revenues during the six months ended April 30, 2016 and the abbreviated time that the Company has to sell its first manufactured RAAM product which only commenced sales during February 2017, partially offset by the successful development and commercialization of the Company’s first manufactured RAAM product that commenced during February 2017. The sale of its own products follows the Company’s earlier stated planned strategy to distribute its own developed products to better differentiate against competitor products and provide distributors with the necessary financial incentives to sell our products.

General and Administrative Expenses

General and administrative expenses for the six months ended April 30, 2017 were $6,931,431 compared with $560,384 for the six months ended April 30, 2016. The increase in the general and administrative expenses for the six months ended April 30, 2017 was the result of payroll related costs and stock-based compensation costs from the vesting of issued warrants to executives in connection with employment agreements executed during November 2016 and March 2017 totaling $910,000 and $5,503,626, respectively, costs associated with the operations of the new laboratory facility which began operating in November 2016 in connection with the Company’s efforts beginning November 2016, to implement its strategy of developing and producing its own line of RAAM products. The general and administrative expenses for the three months ended April 30, 2016 were related to payroll and professional fees.

Other Income (Expense)

Other expense for the six months ended April 30, 2017 was $350,074 compared with $0 for the six months ended April 30, 2016. The increase in the other expense was the result of the net costs associated with the issuance of the convertible secured promissory note in connection with the SPA on March 29, 2017.

Liquidity and Capital Resources

Since July 2015 and through the date of the filing of this Form 10-Q for the fiscal quarter ended April 30, 2017, the Company has relied on the sale of equity securities, the issuance of debt or restructuring of debt obligations to meet the shortfall in cash to fund its operations.

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

Going Concern Consideration

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred a net loss of $7,155,357 for the six months ended April 30, 2017. In addition, the Company had an accumulated deficit of $9,268,968 at April 30, 2017. The Company had a negative working capital position of $1,947,337 at April 30, 2017. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized.

Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. All of the Company’s assets are currently pledged in connection with the SPA and as a result does not have any assets to pledge for the purpose of borrowing additional capital. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds. The Company anticipates that future sources of funding, if any, will therefore be costly and dilutive, if available at all.

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

	For the Three Months Ended April 30,
	2017	2016
Cash, beginning of period	$26,223	$37,565
Net cash used in operating activities	(784,283)	(370,851)
Net cash (used in) provided by investing activities	(18,772)	6,180
Net cash provided by financing activities	880,000	365,279
Cash, end of period	$103,168	$38,173

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 30, 2017, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following securities during the six months ended April 30, 2017 to the date of filing of this Report:

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

July 14, 2017

By:	/s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

July 14, 2017

