Form 10-Q
period 2017-07-31
Biotech Products Services & Research, Inc.
filed 2017-09-19
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to _______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.) Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	(Do not check if a smaller reporting company)

		Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 111,464,987 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of September 19, 2017.

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

Part I – FINANCIAL INFORMATION

Item 1.

Biotech Products Services and Research, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2017	October 31, 2016
ASSETS
Current Assets
Cash	$3,305	$26,223
Accounts receivable	133,060	1,125
Accounts receivable – related party	11,510	-
Prepaid expenses	4,992	-
Inventories	143,305	9,944
Total Current Assets	296,172	37,292

Property and equipment, net	59,389	27,606
Security deposits	42,275	5,000
TOTAL ASSETS	$397,836	$69,898

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$425,186	$248,847
Accrued liabilities to management	1,546,496	378,274
Notes payable	60,000	100,000
Deferred rent	4,359	-
Deferred revenue	84,000	-
Convertible secured promissory notes, net of original issue discount of $283,272 – related party	50,061	-
Convertible secured promissory notes, net of original issue discount of $165,242 – third party	29,202	-
Derivative liability of convertible secured promissory notes – related party	428,484	-
Derivative liability of convertible secured promissory notes – third party	249,949	-
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	3,003,588	852,972

Commitments and contingencies

Deficit
Series A Preferred stock, $0.001 par value, 400 shares authorized; 400 and 0 shares issued and outstanding, respectively	-	-
Series B Preferred stock, $0.001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 111,464,987 and 104,214,982 shares issued and outstanding, respectively	111,465	104,215
Additional paid-in capital	7,332,059	1,226,322
Accumulated deficit	(10,153,368)	(2,113,611)
Total deficit attributable to Biotech Products Services and Research, Inc.	(2,709,844)	(783,074)
Non-controlling interest	104,092
Total Deficit	(2,605,752)	(783,074)

TOTAL LIABILITIES AND DEFICIT	$397,836	$69,898

The accompanying notes are an integral part of these consolidated financial statements.

Biotech Products Services and Research, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016

Revenues	$166,635	$24,710	$307,225	$153,006

Cost of revenues	37,920	26,453	89,715	49,384

Gross profit (loss)	128,715	(1,743)	217,510	103,622

General and administrative expenses	1,030,136	161,377	7,961,567	721,761

Total Operating Expenses	1,030,136	161,377	7,961,567	721,761

Loss from operations	(901,421)	(163,120)	(7,744,057)	(618,139)
Other income (expense)
Interest expense	(65,069)	(10,954)	(461,158)	(10,954)
Change in fair value of derivative liabilities	35,321	-	81,136	-

Loss from continuing operations	(931,169)	(174,074)	(8,124,079)	(629,093)

Loss from discontinued operations	-	(51,414)	-	(210,716)

Net loss	(931,169)	(225,488)	(8,124,079)	(839,809)

Net loss attributable to the non-controlling interest	46,769	-	84,322	-

Net loss attributable to Biotech Products Services and Research, Inc.	$(884,400)	$(225,488)	$(8,039,757)	$(839,809)

Net loss per common share - basic and diluted:
Continuing operations	$(0.01)	$(0.00)	$(0.08)	$(0.01)
Discontinued operations	-	(0.00)	-	(0.00)
Total	$(0.01)	$(0.00)	$(0.08)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	111,291,074	100,427,482	107,639,344	99,793,165

The accompanying notes are an integral part of these consolidated financial statements.

Biotech Products Services and Research, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,124,079)	$(839,809)
Net loss from discontinued operations	-	(210,716)
Net loss from continuing operations	(8,124,079)	(629,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13,353	259
Interest expense related to derivative liabilities in excess of face value of debt	348,249	-
Original issue discount – convertible note	79,263	-
Change in fair value of derivative liabilities	(81,136)	-
Stock-based compensation	5,732,719	-
Changes in operating assets and liabilities:
Accounts receivable	(131,935)	19,878
Accounts receivable – related party	(11,510)	-
Prepaid expenses	(4,992)	117
Inventories	(133,361)	(438)
Security deposits	(37,275)	-
Accounts payable and accrued expenses	176,341	142,308
Accrued liabilities to management	1,168,222	-
Deferred rent	4,359	-
Deferred revenue	84,000	(15,000)
Net cash used in operating activities – continuing operations	(917,782)	(481,969)
Net cash used in operating activities - discontinued operations	-	(11,522)
Net cash used in operating activities	(917,782)	(493,491)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(45,136)	-
Net cash used in investing activities – continuing operations	(45,136)	-
Net cash provided by investing activities – discontinued operations	-	6,180
Net cash (used in) provided by investing activities	(45,136)	6,180

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payables	(100,000)	-
Proceeds from issuance of notes payable	235,000	100,000
Proceeds from issuance of notes payable – related party	300,000	5,000
Proceeds from sale of common stock and warrants	400,000	352,279
Proceeds from sale of common stock and warrants – minority interest	105,000	-
Net cash provided by financing activities – continuing operations	940,000	457,279
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	940,000	457,279

Decrease in cash	(22,918)	(30,032)
Cash at beginning of period	26,223	37,565
Cash at end of period	$3,305	$7,533

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$39,147	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Derivative liability of convertible secured promissory note	$759,569	$-
Common stock issued for debt inducement	$63,680	$-

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

On October 30, 2015, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with John Goodhew, the Company's director, pursuant to which all of the shares of Bespoke Tricycles, Ltd. (“Bespoke”), a corporation organized under the Laws of England and Wales, were transferred to Mr. Goodhew. As a result of such sale, the Company was no longer in the business of designing, manufacturing, and selling vending tricycles. The purchase price for the shares sold to Mr. Goodhew was $10. The results of Bespoke are reflected as discontinued operations in the financial statements.

Since the change in control of our Company in June 2015 and change in the Company’s operations in July 2015, the Company has been engaged in the health care industry, principally focusing on supplying products and services related to the growing field of regenerative anti-aging medicine.

For the three and nine months ended July 31, 2017, the Company operated through the following wholly owned subsidiaries: Beyond Cells Corp., a Florida corporation (“Beyond Cells”) formed with a business purpose to provide anti-aging and cellular therapy patient marketing and product sales; General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) with a business purpose to sell cellular therapy products to doctors and hospitals, Anu Life Sciences, Inc. (“ANU”), a Florida corporation with a business purpose of the development, production and manufacturing of anti-aging and cellular therapy products, and Mint Organics, Inc. (“Mint Organics”) a Florida corporation and a 55%-owned subsidiary of the Company with a business purpose of operating Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities. ANU began operations during November 2016 and commenced sales of its first product offering during February 2017. Mint Organics began operations during February 2017, and also during February 2017, the Company established Mint Organics Florida, Inc., (“Mint Organics Florida”), a Florida corporation and a wholly owned subsidiary of Mint Organics with a business purpose of operating Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities within Florida. Subsequent to the formation of Mint Organics and Mint Organics Florida, both entities have issued minority non-voting equity interests.

Ethan New York, Inc., a New York corporation (“Ethan NY”), formed with a business purpose of selling clothing and accessories through a retail store, closed operations during June 2016 and the results of Ethan NY are reflected as discontinued operations in the financial statements.

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At July 31, 2017, the Company did not have any cash balances in financial institutions in excess of FDIC insurance coverage.

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

At July 31, 2017, the Company had 158,137,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the nine months ended July 31, 2017. At July 31, 2016, the Company had 1,737,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the nine months ended July 31, 2016.

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

Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes. Deferred income taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. For the nine months ended July 31, 2017 and 2016, the Company has incurred operating losses, and therefore, there were not any tax expense amounts recorded during that period.

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

The Company follows the provisions of ASC 820 with respect to its financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s convertible promissory notes (see Note 6) which are required to be measured at fair value on a recurring basis under of ASC 815 as of July 31, 2017 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities as of July 31, 2017:

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Further, and in accordance with ASC 815, the embedded derivatives are revalued using a Monte Carlo Simulation model at issuance and at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair values” in the consolidated statement of operations. As of July 31, 2017, the fair value of the derivative liabilities included on the accompanying consolidated balance sheet was $678,433. During the three and nine month periods ended July 31, 2017, the Company recognized a gain on change in the fair value totaling $35,321 and $81,136, respectively.

The Company classifies the fair value of these securities under level three of the fair value hierarchy of financial instruments. The following table presents liabilities that are measured and recognized at fair value as of July 31, 2017 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$-	$-	$678,433	$81,136
Fair Value at July 31, 2017	$-	$-	$678,433	$81,136

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans, which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. Early adoption is permitted. The Company has adopted this standard for the year ending October 31, 2016, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issuance date of the financial statements.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after July 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred a net loss of $8,124,079 for the nine months ended July 31, 2017. In addition, the Company had an accumulated deficit of $10,153,368 at July 31, 2017. The Company had a negative working capital position of $2,707,416 at July 31, 2017. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – INVENTORIES

Inventory was associated with materials acquired for the manufacturing of products to be sold in 2017.

	July 31, 2017	October 31, 2016

Raw materials and supplies	$26,756	$9,944
Finished goods	116,549	-

Total inventories	$143,305	$9,944

NOTE 4 - PROPERTY AND EQUIPMENT

	July 31, 2017	October 31, 2016

Computer equipment	$4,084	$1,724
Manufacturing equipment	69,088	26,313

	73,172	28,037
Less: accumulated depreciation and amortization	(13,783)	(431)
Total property and equipment, net	$59,389	$27,606

Depreciation expense of property and equipment from operations totaled $5,961 and $86 for the three months ended July 31, 2017 and 2016, respectively. Depreciation expense of property and equipment from operations totaled $13,353 and $259 for the nine months ended July 31, 2017 and 2016, respectively.

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

Certain of the Company’s customers are related and/or affiliated with employees and/or consultants of the Company. For the nine months ended July 31, 2017, the total amount of sales to customers related to employees and/or consultants of the Company totaled $42,680.

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SPA - Convertible Promissory Note

On March 29, 2017, the Company entered into a Securities Purchase Agreement, dated March 29, 2017 (“SPA”), with an unaffiliated “accredited investor” (“Agent”), Dr. Bruce Werber, the Company’s Chief Operating Officer and a member of the Board of Directors of the Company (“Werber”), and Ian T. Bothwell, the Company’s Chief Financial Officer and member of the Board of Directors (“Bothwell”) (each, including its successors and assigns, a “Purchaser“ and collectively, the “Purchasers”). The transactions contemplated by the SPA were consummated on April 3, 2017.

Purchase and Sale

Pursuant to the SPA, the Purchasers shall be entitled to purchase a 10% Original Issue Discount Convertible Secured Promissory Note and Guarantee in the principal amount of up to $1,666,667, corresponding to a subscription amount of up to $1,500,000 (“Note”). The purchase of the Note is to occur in several tranches (each a “Tranche”) pursuant to the terms and conditions of the SPA. In connection with the terms of the SPA, the Purchasers agreed to subscribe to the initial Tranche through the second Tranche for an amount in the aggregate of up to $600,000 (subject to adjustment as described in the SPA) corresponding to an aggregate of up to $666,667 in principal amount of the Note. The initial Tranche of $475,000 (which correlates to a principal amount of $527,778 of the Note) was consummated on the closing of the SPA, of which an aggregate of $300,000 (which correlates to a principal amount of $333,333 of the Note) was funded through the rollover of unreimbursed advances and expenses made to the Company by Werber and Bothwell prior to the closing date of the SPA and the remaining $175,000 was funded at Closing by the Agent. The second Tranche is for $125,000 ($138,889 in principal amount of the Note) and will be funded to the Company by the Agent upon the Company’s request, subject to certain conditions contained in the SPA.

Subject to the acceleration and/or prepayment provisions as provided for in the SPA, all unpaid principal, fees and accrued and unpaid interest of the Note shall be due and payable in full on March 31, 2018.

The unpaid principal amount of the Note shall accrue interest at 10% per annum, provided that upon the occurrence and during the continuance of an event of default as defined in the SPA, the outstanding principal amount of this Note and any accrued and unpaid interest and all other overdue amounts shall each bear interest until paid at the rate of 18% per annum. Additionally, in the event that the publicly traded price of the common stock falls below $0.0125 for 3 consecutive trading days, then the Note shall accrue interest at the default interest rate. During the period April 27, 2017 to May 1, 2017, the closing price of the common stock fell below $0.0125 and accordingly beginning May 2, 2017, the default interest rate of 18% is in effect. Accrued interest shall be payable commencing on June 30, 2017, and continuing on the last business day of each subsequent calendar quarter. Interest expense for the three and nine months ended July 31, 2017 was $23,598 and $27,646, respectively. The Company made the required interest payment of $23,164 on June 30, 2017. In the event of a conversion of this Note prior to the maturity date, all accrued and unpaid interest shall be added to the principal amount being converted as of the date of conversion to determine the amount of securities into which the Note shall be converted.

In connection with the terms of the SPA, as of September 19, 2017, the Company has reserved 82,008,230 shares of the authorized common stock of the Company in favor of the Agent and is obligated to ensure that there is an adequate number of reserved shares in favor of the Agent in the future in accordance with the provisions contained in the SPA.

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

The SPA contains customary representations, warranties and covenants for similar transactions by the Company and Purchasers, including restrictions on incurrence of future indebtedness and/or issuance of equity. In addition, included in the covenants was a covenant made by the Company to be up to date with all of its filings with the Securities and Exchange Commission by July 15, 2017, including without limitation, all reports, schedules, forms, statements and other documents required to be filed by the Company under the Securities Exchange Act of 1934, as amended. The Company met the required deadline for such filings.

The Company used the proceeds received at closing from the initial tranche for general working capital purposes and the repayment of all outstanding obligations owing in connection with the $15,000 Note Payable, the $50,000 Note Payable, and the $35,000 Note Payable.

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

During the three months ended July 31, 2017, the Company recorded a gain of $35,321 associated with change in fair value at July 31, 2017 from the fair value previously determined as of the last fair value valuation performed at April 30, 2017, and a cumulative gain of $81,136 for the period from the closing date though July 31, 2017. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Note ($40,222 and $79,263 for the three and nine months ended July 31, 2017).

Mint Organics Inc.

On June 22, 2017, Mint Organics entered into an unsecured loan agreement with a third party and a principal balance of $60,000, an annual interest rate of 10%, and all accrued and unpaid interest and outstanding principal are due on the one-year anniversary of the note. Interest expense for the three and nine months ended July 31, 2017 was $657 and $657, respectively.

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the instrument.

The following table summarizes the derivative liability activity for the period ending July 31, 2017:

Description	Derivative Liabilities
Fair value at October 31, 2016	$-
Change due to issuances	759,569
Change in fair value	(81,136)
Fair value at July 31, 2017	$678,433

For the three and nine month periods ended July 31, 2017, net change in fair value of derivative liabilities was $35,321 and $81,136, respectively.

The Company classifies the fair value of these securities under level three of the fair value hierarchy of financial instruments. The fair value of the derivative liability was calculated using a Monte Carlo Simulation model that values the liability of the Convertible Notes based on a risk neutral valuation where the price of the option is its discounted expected value. The technique applied generates a large number of possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculate the associated conversion value (i.e. "payoff") of the note (limited buy a percentage of trading volume) for each path. These payoffs are then averaged and discounted to the date of valuation resulting in the fair value of the option. The valuation of the embedded derivatives within the convertible note was completed with the following assumptions:

Assumptions	April 3, 2017	July 31, 2017
Dividend yield	0.00%	0.00%
Risk-free rate for term	1.14%	1.27%
Volatility	254.7%	274.8%
Remaining Term (years)	1.0	0.67
Stock Price	$0.0159	$0.0201

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Series A Non-Convertible Preferred Stock

On November 1, 2016, the Company filed a Certificate of Designation with the Secretary of State of Nevada therein designating out of the 10,000,000 authorized shares of Preferred Stock, a class of Preferred Stock as “Series A Non-Convertible Preferred Stock” consisting of 100 shares (the “Series A Certificate of Designation“). On March 2, 2017, the Company filed with the Secretary of State of Nevada an amendment to increase the number of shares provided for in the Series A Certificate of Designation from 100 shares to 400 shares.

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

Issued Shares

There are currently no shares of Series B Convertible Preferred Stock outstanding as of the filing date of this report on Form 10-Q for the quarter ended July 31, 2017.

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

On May 17, 2017, in connection with the Taddeo Agreement, the Company granted Taddeo 1,000,000 shares of unregistered common stock. The value of the stock grant was determined to be $12,000 based on the closing price of the common stock of the Company on the date of grant ($0.12 per share). The shares vest on the date Mint Organics, through one of its subsidiaries, obtains a license from a state to dispense cannabis or December 31, 2017, whichever is earlier, and provided that Taddeo’s employment has not been terminated prior to the time the vesting conditions have been met. The Company has recorded amortization expense totaling $4,000 for the period from date the stock grant was issued through July 31, 2017 as additional stock-based compensation.

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

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 1.79%, (2) term of 10 years, (3) expected stock volatility of 152%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $1,879,380 of which $55,934 and $1,711,578 has been amortized during the three months and nine months ended July 31, 2017, respectively, and the remaining unamortized costs will be expensed pro rata as the warrants vest.

Werber:	a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the date of the grant, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance.

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 1.79%, (2) term of 10 years, (3) expected stock volatility of 152%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $1,879,380 of which $0 and $1,879,380 has been amortized during the three months and nine months ended July 31, 2017, respectively.

M. Mitrani:	a warrant to purchase, on a cashless basis, up to 10,000,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the date of the grant, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance.

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 1.79%, (2) term of 10 years, (3) expected stock volatility of 152%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $591,000 of which $0 and $591,000 has been amortized during the three months and nine months ended July 31, 2017, respectively.

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

(b) Notwithstanding the foregoing vesting schedule, the unvested portion of the Warrant shall be accelerated upon the achievement of the milestones set forth below, to the satisfaction of the Board in its sole discretion and contingent upon Mr. Suddarth’s continued employment at the time of consummation:

1.	25% for the commercial availability of a sheet type human amnion product
2.	15% for the third commercially available product; and
3.	10% for the fourth commercially available product

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 2.57%, (2) term of 10 years, (3) expected stock volatility of 153%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $469,845 of which $148,686 and $406,343 has been amortized during the three months and nine months ended July 31, 2017, respectively and the remaining unamortized costs will be expensed pro rata as the warrants vest.

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

The foregoing warrants are exercisable for $0.02 per share, the closing price of Common Stock of the Company on March 8, 2017, and are exercisable from the date of issuance until the 10th anniversary of the date of issuance. The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 2.57%, (2) term of 10 years, (3) expected stock volatility of 153%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $1,119,945 of which $0 and $1,119,945 has been amortized during the three and nine months ended July 31, 2017, respectively.

A summary of warrant activity for the nine months ended July 31, 2016 is presented below:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2015	1,008,114	$0.75	3.78	$-
Granted	729,370	$0.75	4.00	$-
Exercised	-	$-
Expired/Forfeited	-	$-
Outstanding and exercisable at July 31, 2016	1,737,484	$0.75	3.57	$-

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of warrant activity for the nine months ended July 31, 2017 is presented below.

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2016	1,737,484	$0.75	3.01	$-
Granted	156,400,000	$0.05	9.90	$-
Exercised	-	$-
Expired/Forfeited	-	$-
Outstanding and exercisable at July 31, 2017	158,137,484	$0.05	9.28	$-

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

CEO

Mr. Mitrani shall serve as the Company’s CEO and Chairman of the Board of Directors of the Company. The employment term shall be for five years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of five years, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The CEO’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the CEO a $100,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. In addition, the agreement provided for the settlement of unpaid expenses and prior salary of approximately $120,000 to be paid upon the earliest reasonable practicable time that there is sufficient working capital as determined by the Board. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $2,500 per month plus all expenses related to the maintenance, repair and operation of such automobile, reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the CEO in accordance with the Company's expense reimbursement policies and procedures and a personal life insurance policy of up to $2,000,000. The Company may terminate the agreement at any time with or without “Cause” and the CEO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the CEO upon termination is more fully described in the agreement.

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CTO

Mr. Suddarth shall serve as the Company’s CTO and member of the Board of Directors of the Company. The employment term shall be for three years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The CTO’s base annual salary is $300,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the CTO a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $650 per month, and reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the CTO in accordance with the Company’s expense reimbursement policies. The Company may terminate the agreement at any time with or without “Cause” and the CTO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the CTO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the CTO a warrant to purchase, on a cashless basis, up to 23,850,000 shares of common stock of the Company for $0.02 per share, the closing price of the Company’s common stock on the effective date, exercisable in accordance with the vesting schedule as described in the agreement until the 10th anniversary of the date of issuance (see Note 9);

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Anu Life Sciences, Inc.

In connection with the Company’s decision to relocate its existing placental tissue bank processing laboratory in Miami, Florida, on May 23, 2017, our wholly-owned subsidiary, Anu Life Sciences Inc. a Florida corporation (“Anu”), entered into a five-year lease agreement (“Lab Lease”) for an approximately 3,500 square foot laboratory and administrative office facility in Sunrise, Florida. The Lab Lease is effective July 1, 2017 and expires on June 30, 2022, and provides for the ability of Anu to move into the premises beginning June 20, 2017. Under the terms of the Lab Lease, Anu has the option to renew the Lab Lease for two additional 5-year periods. Anu was required to provide a $37,275 security deposit of which $18,638 is to be returned to Anu after the 2nd year anniversary of the Lab Lease, provided Anu has been compliant under the terms of the Lab Lease through that date. The minimum monthly lease payments under the Lab Lease, excluding applicable Florida sales tax and additional rents as may be required under the terms of the Lab Lease, are approximately $7,500 for the first 24 months and $8,500 per month, $8,715 per month and $8,934 per month for the third, fourth and fifth years, respectively. Minimum lease payments commence July 1, 2017. The Company will record lease expense on a straight-line basis over the life of the Lab Lease. The Company recorded lease expense in connection with the Lab Lease of $8,128 and $8,128 for the three and nine months ended July 31, 2017, respectively.

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

The Company performed an independent valuation (using “Monte Carlo Simulation Models”) of the underlying value attributable to the fair value of the embedded derivatives liabilities associated with the Notes at the issuance date (the Notes contain full ratchet reset provisions and variable market based conversion derivative features) and determined that the fair value of the derivative liabilities associated with the Note was $759,570 (the derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement). As of July 31, 2017, the amounts owed under the SPA, including original issue discount and accrued interest was approximately $532,260.

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with an independent valuation using a Black-Scholes option model, the fair value of the warrants issued were determined to be approximately $34,949. As described above, the warrants shall vest upon the completion of contingent on future events. The Company has estimated that the warrants will be fully vested by December 31, 2017. As a result, the Company has recorded amortization expense totaling $17,475 for the period from date the warrants were issued through July 31, 2017 as additional stock-based compensation.

Mint CEO Employment Agreement

Pursuant to an employment agreement entered into effective May 1, 2017, with Mr. Taddeo and Mint Organics, Mr. Taddeo shall serve as the Mint CEO and member of the Board of Directors of Mint Organics. The employment term shall be for three years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The Mint CEO’s base annual salary is $180,000 during the period prior to Mint Organics, through one of its subsidiaries, or by other means, obtains or acquires access for a license from a state to dispense cannabis which shall accrue commencing as of the effective date and shall be payable upon Mint Organics generating sufficient net revenue or obtaining sufficient third party financing; and thereafter payable in periodic installments in accordance with Mint Organics customary payroll practices, but no less frequently than monthly. The Mint CEO’s base salary shall automatically be adjusted to an annual rate of base salary of $250,000 once the license is obtained. The base salary shall be reviewed at least annually by the Mint Board and the Mint Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, Mint Organics agreed to pay the Mint CEO a $25,000 signing bonus which shall be accrued and paid by Mint Organics upon Mint Organics having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under Mint Organics’ equity plan, if any, fringe benefits and perquisites consistent with the practices Mint Organics (including health and dental insurance, an automobile expense allowance of $1,000 per month, and reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the Mint CEO in accordance with Mint Organics’ expense reimbursement policies. Mint Organics may terminate the agreement at any time with or without “Cause” and the Mint CEO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the Mint CEO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the Mint CEO 1,000,000 shares of unregistered Common Stock of BPSR, vesting on the date Mint Organics, through one of its subsidiaries, obtains a license from a state to dispense cannabis or December 31, 2017, whichever is earlier, and provided that the Mint CEO’s employment has not been terminated prior to the time the vesting conditions have been met (see Note 8).

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

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company’s non-controlling interests in Mint Organics and Mint Organics Florida are determined based on the pro rata equity percentage held by the non-controlling equity holders of 45.0% and 1.0%, respectively, provided that the carrying amount of non-controlling interests shall not be negative. As of July 31, 2017, the non-controlling interests amount of $104,092 represents the minority interest’s share of Mint Organics and Mint Organics Florida net loss.

NOTE 12 – DISCONTINUED OPERATIONS

Ethan NY

During September 2015, the Company formed Ethan NY for the purpose of selling clothing and accessories through a retail store. During June 2016, the Ethan NY operations were closed and as a result the operations of Ethan NY have been reflected as discontinued operations in the financial statements.

The following summarizes the carrying amounts of the assets and liabilities of Ethan NY:

	July 31, 2017	October 31, 2016

Assets:	$-	$-

Liabilities:

Accounts payable	$94,835	$94,835
Accrued expenses	31,016	31,016

	$125,851	$125,851

BIOTECH PRODUCTS SERVICES AND RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following summaries Ethan NY’s revenues and expenses, net and net income of discontinued operations:

	Three Months Ended July 31,
	2017	2016

Total revenues	$-	$1,423

Total expenses, net	-	52,837

Loss from discontinued operations	$-	$(51,414)

	Nine Months Ended July 31,
	2017	2016

Total revenues	$-	$68,651

Total expenses, net	-	279,367

Loss from discontinued operations	$-	$(210,716)

NOTE 13 - SEGMENT INFORMATION

Beginning during the quarter ended July 31, 2017, the Company had two operating segments (providing of anti-aging and cellular therapy patient marketing and product sales (“Patient Referral and Product Sales”) and the operating of Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities (“MMTC Activities”). The MMTC activities do not yet have a license to open and operate MMTC’s and to date has not generated revenues.

The following are amounts related to the Patient Referral and Product Sales and the MMTC businesses included in the accompanying consolidated financial statements for the three and nine months ended July 31, 2017 and 2016, respectively:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016

Revenues:
Patient referrals and product sales	$166,635	$24,710	$307,225	$153,006
MMTC activities	-	-	-	-
Total revenues	$166,635	$24,710	$307,225	$153,006

Gross profit (loss):
Patient referrals and product sales	$128,715	$(1,743)	$217,510	$103,622
MMTC activities	-	-	-	-
Gross profit (loss)	$128,715	$(1,743)	$217,510	$103,622

Net loss from continuing operations:
Patient referrals and product sales	$(781,500)	$(174,074)	$(7,854,413)	$(629,093)
MMTC activities	(102,900)	-	(185,344)	-
Net loss from continuing operations	$(884,400)	$(174,074)	$(8,039,757)	$(629,093)

	July 31, 2017	October 31, 2016
Total assets:
Patient referrals and product sales	$397,068	$69,898
MMTC activities	768	-
Total	$397,836	$69,898

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

For the Three Months Ended July 31, 2017 and July 31, 2016

Revenues

Our revenues for the three months ended July 31, 2017 were $166,635, compared with revenues of $24,710 for the three months ended July 31, 2016. The increase in revenues during the three months ended July 31, 2017 was the result of the Company’s successful development and commercialization of its first manufactured RAAM product during February 2017 which followed the new strategy implemented during November 2016 to distribute its own developed products to better differentiate against competitor products and provide distributors with the necessary financial incentives to sell our products. All of revenues during the three months ended July 31, 2016 were from patient referral and sales of products supplied by third parties.

Cost of Revenues

Our cost of revenues for the three months ended July 31, 2017 were $37,920, compared with cost of revenues of $26,453 for the three months ended July 31, 2016. The increase in cost of revenues during the three months ended July 31, 2017 was the result of the Company’s sales of its newly developed RAAM product which did not occur until the quarter ended July 31, 2017 and represented a significantly higher amount of lower cost of units sold. In addition, the cost of revenues during the three months ended July 31, 2016 included sales of third party products which provided minimal margins as a result of the Company’s inability to obtain favorable discounted pricing from manufacturers.

Gross Profit

Our gross profit for the three months ended July 31, 2017 was $128,715, compared with gross loss of $(1,743) for the three months ended July 31, 2016. The increase in gross profit during the three months ended July 31, 2017 was the result of the Company’s successful development and commercialization of its first manufactured RAAM product during February 2017. This strategy resulted in a larger volume of units sold for the three months ended July 31, 2017 compared with the three months ended July 31, 2016. In addition, the costs of the products manufactured were less than the costs to purchase products previously supplied by third parties.

General and Administrative Expenses

General and administrative expenses for the three months ended July 31, 2017 were $1,030,136, compared with $161,377 for the three months ended July 31, 2016. The increase in the general and administrative expenses for the three months ended July 31, 2017 was the result of payroll related costs (approximately $478,000), stock-based compensation costs from the vesting of issued warrants to executives in connection with employment agreements and other equity grants (approximately $226,095), professional fees totaling (approximately $132,000) and costs associated with the operations of the new laboratory facility which began operating in November 2016 in connection with the Company’s efforts beginning November 2016, to implement its strategy of developing and producing its own line of RAAM products. The general and administrative expenses for the three months ended July 31, 2016 were related to payroll and professional fees.

Other Expense

Other expense for the three months ended July 31, 2017 was $29,748, compared with $10,954 for the three months ended July 31, 2016. The increase in the other expense was the result of the net costs associated with the issuance of the convertible secured promissory note in connection with the SPA on March 29, 2017.

For the Nine Months Ended July 31, 2017 and July 31, 2016

Revenues

Our revenues for the nine months ended July 31, 2017 were $307,225, compared with revenues of $153,006 for the nine months ended July 31, 2016. The increase in revenues during the nine months ended July 31, 2017 was the result of the Company’s successful development and commercialization of its first manufactured RAAM product during February 2017 which followed the new strategy implemented during November 2016 to distribute its own developed products to better differentiate against competitor products and provide distributors with the necessary financial incentives to sell our products. All of revenues during the nine months ended July 31, 2016 were from patient referral and sales of products supplied by third parties.

Cost of Revenues

Our cost of revenues for the nine months ended July 31, 2017 were $89,715, compared with cost of revenues of $49,384 for the nine months ended July 31, 2016. The increase in cost of revenues during the nine months ended July 31, 2017 was the result of the Company’s sales of its newly developed RAAM product which did not occur until the nine months ended July 31, 2017 and represented significantly higher amount of lower costing units. In addition, the cost of revenues during the nine months ended July 31, 2016 were mostly from patient referrals that have significantly higher margins and in some instances do not involve any cost of revenues associated with products sold.

Gross Profit

Our gross profit for the nine months ended July 31, 2017 was $217,510, compared with gross profit of $103,622 for the nine months ended July 31, 2016. The increase in gross profit during the nine months ended July 31, 2017 was the result of newly developed sales revenues from the Company’s successful development and commercialization of its RAAM product beginning in February 2017, which replaced the Company’s previous source of revenues from high margin patient referral revenues that was the principal source of the Company’s revenues during the nine months ended July 31, 2016. The sale of its own products follows the Company’s earlier stated planned strategy to distribute its own developed products to better differentiate against competitor products and provide distributors with the necessary financial incentives to sell our products.

General and Administrative Expenses

General and administrative expenses for the nine months ended July 31, 2017 were $7,961,567, compared with $721,761 for the nine months ended July 31, 2016. The increase in the general and administrative expenses for the nine months ended July 31, 2017 was the result of payroll related costs (approximately $1,407,000), stock-based compensation costs from the vesting of issued warrants to executives in connection with employment agreements executed and other grants (approximately $5,730,000), professional fees (approximately $362,000) and costs associated with the operations of the new laboratory facility which began operating in November 2016 in connection with the Company’s efforts beginning November 2016, to implement its strategy of developing and producing its own line of RAAM products. The general and administrative expenses for the nine months ended July 31, 2016 were related to payroll and professional fees.

Other Income (Expense)

Other expense for the nine months ended July 31, 2017 was $380,022, compared with $10,954 for the nine months ended July 31, 2016. The increase in the other expense was the result of the net costs associated with the issuance of the convertible secured promissory note in connection with the SPA on March 29, 2017.

Liquidity and Capital Resources

During fiscal year 2017 and through the date of the filing of this Form 10-Q for the fiscal quarter ended July 31, 2017, the Company has relied on the sale of equity securities, the issuance of debt or restructuring of debt obligations to meet the shortfall in cash to fund its operations.

●	During January 2017, the Company sold 100,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.

●	From January 2017 to February 2017, the Company sold an aggregate of 900,000 Units. Each Unit cost $0.05 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a total of 1,800,000 shares, Class A warrants to purchase 900,000 common shares and Class B warrants to purchase 900,000, common shares for total proceeds of $90,000. The Class A Warrant and Class B Warrant have exercise prices of $0.075 and $0.015, respectively, and have a three-year term.

●	During February 2017, the Company sold 250,000 shares of common stock to a related party at $0.04 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.

●	On March 8, 2017, in consideration for consulting services rendered to the Company and Mint Organics, Inc., the Board approved the issuance of 100,000 shares of unregistered Common Stock valued at $0.02 per share, the closing price of the Common Stock of the Company on the date hereof, to a consultant.

●	On March 29, 2017, the Company entered into a SPA, dated March 29, 2017, with an unaffiliated “accredited investor” (“Agent”), Dr. Bruce Werber, the Company’s Chief Operating Officer and a member of the Board of Directors of the Company (“Werber”), and Ian T. Bothwell, the Company’s Chief Financial Officer and member of the Board of Directors (“Bothwell”) (each, including its successors and assigns, a “Purchaser “ and collectively, the “Purchasers”). The transactions contemplated by the SPA were consummated on April 3, 2017 (“Closing”). Pursuant to the SPA, the Purchasers shall be entitled to purchase a 10% Original Issue Discount Convertible Secured Promissory Note and Guarantee in the principal amount of up to $1,666,667, corresponding to a subscription amount of up to $1,500,000 (“Note”). The purchase of the Note is to occur in several tranches (each a “Tranche”) pursuant to the terms and conditions of the SPA. In connection with the terms of the SPA, the Purchasers agreed to subscribe to the initial Tranche through the second Tranche for an amount in the aggregate of up to $600,000 (subject to adjustment as described the SPA) corresponding to an aggregate of up to $666,667 in principal amount of the Note. The initial Tranche of $475,000 (which correlates to a principal amount of $527,778 of the Note) was consummated on the Closing of the SPA, of which an aggregate of $300,000 (which correlates to a principal amount of $333,333 of the Note) was funded through the rollover of unreimbursed advances and expenses made to the Company by Werber and Bothwell prior to the closing date of the SPA and the remaining $175,000 was funded at Closing by the Agent.

●	On June 22, 2017, Mint Organics entered into an unsecured loan agreement (“$60,000 Note Payable”) with a third party pursuant to which the Company received proceeds of $60,000. The $60,000 Note Payable accrues interest at an annual rate of 10% and all accrued and unpaid interest and outstanding principal are due on the one year anniversary of the $60,000 Note Payable. The $60,000 Note Payable may be prepaid without penalty.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available under Section 4(a)(2) promulgated thereunder due to the fact that they were isolated sales to a limited number of people and did not involve a public offering of securities.

Going Concern Consideration

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred a net loss of $8,124,079 for the nine months ended July 31, 2017. In addition, the Company had an accumulated deficit of $10,153,368 at July 31, 2017. The Company had a negative working capital position of $2,707,416 at July 31, 2017. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized.

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

	For the Three Months Ended July 31,
	2017	2016
Cash, beginning of period	$26,223	$37,565
Net cash used in operating activities	(917,782)	(493,491)
Net cash (used in) provided by investing activities	(45,136)	6,180
Net cash provided by financing activities	940,000	457,279
Cash, end of period	$3,305	$7,533

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 31, 2017, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following securities during the nine months ended July 31, 2017 to the date of filing of this Report:

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

None

Item 4. Mine Safety Disclosures

Not applicable

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

September 19, 2017

By:	/s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

September 19, 2017

