Form 10-K
period 2017-10-31
Organicell Regenerative Medicine, Inc.
filed 2018-11-01
CIK 1557376

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2017

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________________

Commission file number: 000-55008

ORGANICELL REGENERATIVE MEDICINE, INC.

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

Richard C. Fox, Esq.

Fox Law Offices, P.A.

561 NE Zebrina Senda

Jensen Beach, FL 34957

T: 772.225.6435

rickfoxesq@gmail.com

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $419,190 based on the closing price of $0.012 per share of common stock and 34,359,797 shares of common stock of the Registrant held by non-affiliates on April 28, 2017, the last business day of the Registrant’s mostly recently completed second fiscal quarter.

As of November 1, 2018, there were 432,290,110 shares of common stock, $0.001 par value per share, issued and outstanding.

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

Forward-looking statements include, but are not limited to, the following:

•	Our products’ advantages;
•	Expectations regarding our future growth;
•	Expectations regarding available cash resources to fund current operations and future growth;
•	Our ability to receive regulatory approvals;
•	Market opportunities for our services and products;
•	Our ability to compete effectively;
•	Our ability to respond to market forces; and
•	Our ability to protect our intellectual property.

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

Unless otherwise noted, as used herein, the terms “Organicell Regenerative Medicine”, “Organicell”, the “Company”, “we”, “our” and “us” refer to Organicell Regenerative Medicine, Inc., a Nevada corporation formerly known as Biotech Product Services and Research, Inc., and its subsidiaries consolidated as a combined entity.

ITEM 1. BUSINESS.

Overview

We are engaged in the health care industry, principally focusing on supplying products and services related to the growing field of regenerative anti-aging medicine (“RAAM”). Our goal is to supply newly designed advanced biologically processed cellular and tissue-based products developed from internally-based research and development activities and/or from other state-of-the-art RAAM-related products developed by third parties under exclusive and/or favorable supply arrangements and to provide other related services used in the growing health care field of regenerative medicine (“RAAM Products”). We intend to distribute the RAAM Products and market RAAM-related services to the health care industry and a referral network of doctors and clinics (collectively, the “Providers”).

From November 2016 to February 2018, we began operating our own laboratory facilities to process and distribute RAAM Products developed through trade secrets acquired in connection with the employment of newly hired executives during November 2016 and March 2017. During this time, we also implemented an in-house sales force and made arrangements with newly identified independent distributors to sell our RAAM Products.

As discussed more fully below, during February 2018, we sold or transferred our laboratory facilities and all related assets (“Sale”), including intellectual property rights, to Vera Acquisition LLC, a Utah limited liability company (“Vera”). During August 2018, Vera notified the Company that it was no longer in the business originally acquired in connection with the Sale and that it was no longer able to supply products to the Company under the Organicell Distribution Agreement (“Vera Exit”). As a result of the Vera Exit, the Company is currently relying on short-term supply agreements with other third party manufacturers to provide it with the products it currently distributes.

Background:

RAAM Products:

From July 2015 to October 2016, the Company’s main revenue stream was generated from referral fees and sales of products that were solely obtained through supply arrangements with third party manufacturers. Revenues from these activities during the fiscal year ended October 31, 2016 did not increase as projected primarily due to the Company’s ongoing cash restraints which limited the ability of the Company to attract and retain sales related personnel and the level of advertising and social media marketing efforts that could be deployed towards increasing revenues. In addition, costs charged from the suppliers of the Company’s products were higher than projected due to the Company’s inability to provide certain minimum guaranteed purchase commitments, which further impacted the Company’s ability to attract distributors to supply and market its products, primarily due to the lower commissions that could be offered to the potential distributors as a result of the higher products costs and the Company’s need to achieve minimum gross margins, and the inability for the Company to negotiate terms with these suppliers to provide the Company with private labeling and/or granting of exclusive sales territories, factors important to many distributors. As a result of the above, the Company determined during November 2016 that it would immediately focus on implementing its strategy to develop products internally in order to effectively position itself and compete in the RAAM market, provide the Company with improved margins obtained on the sale of its products, and to increase revenues resulting from the ability to differentiate its products as superior to its competitors combined with leveraging existing marketing programs and strategies aimed to attract distributors and Providers.

In connection with this strategy, during November 2016, the Company announced additions to its executive management team, including Chief Operating Officer, Dr. Bruce Werber (“COO”); Chief Financial Officer, Mr. Ian T. Bothwell (“CFO”); and Chief Science Officer, Dr. Maria Ines Mitrani (“CSO”), who joined Chief Executive Officer, Mr. Albert Mitrani. On March 8, 2017, the Company appointed Mr. Terrell Suddarth (“CTO”) as the Chief Technology Officer. Messrs. Mitrani, Werber, Bothwell, and Suddarth and Ms. Mitrani are collectively referred to as the “Management Team.” The Management Team provided the Company with significant industry, technical and financial related experience as the Company began the launch and expansion of the supply of newly developed innovative amnion placental tissue products.

During January 2017, Anu Life Sciences Inc., a Florida corporation and wholly-owned subsidiary of the Company (“ANU”), announced that it successfully completed several trial production runs of its first amnion placental tissue product (“New Amnio Product”). During February 2017, the Company received satisfactory validation for its first production batch of the New Amnio Product and commenced shipping the New Amnio Product to customers. Since the release of the New Amnio Product, ANU has developed other placental tissue derived products for commercial sale to Providers in the health care industry. ANU’s products developed were sold through ANU’s designated distributor and affiliate, General Surgical Florida Inc., a Florida corporation and wholly-owned subsidiary of the Company (“General Surgical”), under the name “Anu Rheo” and “Vendaje.”

Effective February 5, 2018 (“Closing Date”), Vera, Organicell, ANU and General Surgical, executed an Asset Purchase Agreement ("Purchase Agreement") pursuant to which ANU sold or transferred to Vera their right, title and interest in certain tangible and other assets associated with its manufacturing operations, including, prepaid expenses, raw and finished goods inventory, a long term lease for ANU’s laboratory facility in Sunrise, Florida (including associated security deposits), furniture and equipment, and certain intellectual property rights and General Surgical transferred its rights to certain third-party distribution agreements between General Surgical and distributors of products manufactured by ANU in exchange for a cash payment of $950,000 and execution of a long- term distribution agreement with Organicell (“Organicell Distribution Agreement”) which provided Organicell, or its designees, certain exclusive and non-exclusive rights to distribute future products to be manufactured by Vera, including products that were developed and produced by ANU prior to the Closing Date and additional products that may be developed and produced by Vera in the future. In connection with the Sale, Vera received credit for $100,000 previously paid by it to ANU for prepaid product supply which was not yet delivered to Vera as of the Closing Date. During August 2018, Vera notified the Company that it was no longer in the business originally acquired in connection with the Sale and that it was no longer able to supply products to the Company under the Organicell Distribution Agreement. As a result of the Vera Exit, the Company is currently relying on short-term supply agreements with third party manufacturers to provide it with the products it distributes.

In connection with the Sale, Vera arranged for the employment of the Company’s COO and CTO effective upon the closing of the Sale. In connection with such employment, the COO and CTO each entered into a Separation and General Release Agreement with the Company effective upon the closing of the Sale which provided for their immediate resignation from the Company and its subsidiaries, and the settlement of all obligations of each party to the other pursuant to the respective employment agreements, including the release of all rights the Company may have held in any intellectual property of the COO and CTO and any non-compete restrictions on the COO and CTO. In connection with such releases, each of the COO and CTO agreed to forfeit all warrants previously granted and outstanding (a total of 77,150,000 warrants to purchase shares of common stock of the Company), forfeit any and all accrued and unpaid amounts owing under the employment agreements for past due wages, benefits, severance obligations, unreimbursed expenses and any other obligations owing to one another as of the date of the Closing Date in exchange for a grant of 7,500,000 shares of restricted common stock of the Company (valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale) to each of the COO and CTO.

The Company’s decision to sell the assets comprising the manufacturing operations operated by ANU was made in order to mitigate the substantial ongoing operating risks associated with the operations of the manufacturing facility, including (a) the lack of adequate working capital which prevented the ability of the Company to pay wages to any of its key executives since November 2016, and the looming realization that the services of the key executives would not remain indefinitely without additional funding, (b) the lack of working capital which prevented the ability of the Company to hire additional sales and manufacturing personnel and other critically needed staff and to make required payments to vendors, (c) existing and newly issued FDA guidelines released in November 2017 governing ANU’s manufacturing operations that were projected to require significant additional capital resources to be deployed to satisfactorily meet regulatory requirements within specified deadlines, (d) continuing difficulties to demonstrate to the Company’s current and potential distributors and customers of the Company’s financial stability and ability to remain a going concern and in compliance with FDA guidelines, important considerations of distributors and customers in selecting suppliers for the products which were being manufactured and supplied by ANU, and (e) the concern over the ability to make the upcoming principal and interest payments due on the Company’s convertible promissory notes which were to become due and payable in full on March 29, 2018 or sooner, in the event of default. The convertible promissory notes were secured by all of the Company’s assets and any event of default in the future would have caused a material adverse impact on the Company’s operations.

After the completion of the Sale, the Company remains in the business of selling and distributing regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals, but relies on supply arrangements with third-party manufacturers or indirectly from distributors of third-party manufacturers, rather than from products internally manufactured, for the supply of these advanced biologically processed cellular and tissue based products.

Since the Sale was completed, including the departure of several key executives, the Company had been unsuccessful in generating sufficient revenues and, as a result, continued to have a lack of working capital to meet current operating costs, hiring of additional sales personnel, pay past due accounts payable obligations to its vendors, pay past due and/or current salaries to its remaining management or fund potential growth opportunities. Because of such uncertainties, there still existed substantial doubt as to the Company’s ability to continue as a going concern.

On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization Plan”) whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of its common stock of the Company, representing 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company. The Reorganization Plan was effective as of April 13, 2018 (“Effective Date”).

Prior to the execution and effectiveness of the Reorganization Plan, Mr. Iglesias moved from his position as Chief Executive Officer of MBA to a position as Co-Chairman of the Board of Hygea Holdings Corp., a Florida corporation (“Hygea”), a diversified healthcare holding company that owns physician practices, ancillary services companies (e.g., pharmacies, therapies and diagnostic facilities), independent physician associations (“IPAs”), and other medical service entities that provide seamless care to commercial, Medicare and Medicaid patients. As the newly appointed Chief Executive Officer of the Company, Mr. Iglesias intends to bring his extensive industry experience and relationships to attract capital and industry leaders to the Company as the Company seeks to stabilize, expand and grow the business into becoming a leading supplier of services, products and therapies for the regenerative health care sector, including expansion into the rapidly growing wellness sector, and to pursue clinical studies and certifications for specific disease states using the expedited FDA program for regulatory approval for regenerative medicine advance therapies (“RMAT”). As part of the Company’s efforts to raise capital and reposition the Company’s image, the Company has recently initiated and/or completed several important corporate governance changes to simplify the Company’s capital structure and to attract investment capital including:

1.	On May 21, 2018, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the Company’s name from Biotech Products Services and Research, Inc. to Organicell Regenerative Medicine, Inc., effective June 20, 2018, in order to express more clearly the Company’s focus in the stem cell business (the “Name Change”). As discussed below, the Name Change has not been effectuated in the marketplace by FINRA.

2.	On May 21, 2018, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to effectuate a reverse stock split of one (1) new share for each seventeen (17) shares issued and outstanding as of the record date of May 21, 2018, with resulting fractional shares being rounded up to the nearest whole number, and a reduction in the authorized shares from 750 million to 250 million (the “Reverse Split”). On June 18, the Company filed a Certificate of Correction with the Secretary of State of Nevada to reverse the amendments related to the Reverse Split, and will file a new Certificate of Amendment with the Secretary of State of Nevada to effectuate the Reverse Split once the Reverse Split has been effectuated in the marketplace by FINRA.

Based on the current amount of common shares outstanding, after given effect to the Reverse Split, the amount of common shares outstanding of the Company will be reduced from 432,290,110 to 25,428,830. The Company believes the Reverse Split will bring value to the issued and outstanding shares of the Company by limiting dilution of operating results by an excessive number of shares overhanging the market. As discussed below, the Reverse Split has not been effectuated in the marketplace by FINRA.

3.	On June 14, 2018, the Company filed a Certificate of Withdrawal with the Secretary of State of Nevada, thereby withdrawing and terminating all previously issued designations of the Company’s Series A Preferred Stock and Series B Preferred Stock. The Company cancelled the Company’s authorized and outstanding Series A Preferred Stock and Series B Preferred Stock in order to provide investors with greater confidence in the value to the issued and outstanding shares of the Company by limiting dilution of operating results and limitation on preferences granted to other investors.

4.	The Company reached agreement with its key executive management in connection with the Reorganization Plan to terminate their prior employment agreements in favor of new employment agreements which reduce the overall minimum compensation burden to the Company.

5.	The Company reconstituted its Board of Directors and appointed an independent outside director.

On June 1, 2018, the Company submitted an Issuer Company-Related Notification Form (“June 1 Notification Form”) with the Financial Industry Regulatory Agency (“FINRA”) pursuant to Rule 10b-17 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding the Name Change and Reverse Split. However, due to the Company’s delinquency its Exchange Act reports with the SEC by failing to file this Annual Report and its Quarterly Reports for the quarters ended January 31, 2018 and April 30, 2018, FINRA did not announce or effectuate the Name Change or Reverse Split in the marketplace. FINRA has recently informed the Company that as a result of the length of time before the Company expects to file its delinquent Exchange Act reports with the SEC, a new Issuer Company-Related Notification Form will be required to be submitted for approval upon the Company becoming current in its Exchange Act filings. We intend to resubmit an Issuer Company-Related Notification Form with FINRA and we anticipate that FINRA will announce and effectuate the Name Change and Reverse Split in the marketplace at that time.

Medical Marijuana Treatment Centers:

In connection with the new regulations enacted as of November 8, 2016 by the Florida state legislature (“Amendment No. 2”) that permits Florida residents to apply to open Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities, the Company entered into a Participation Agreement, effective February 14, 2017 (the “Agreement”), with Mr. Peter Taddeo (“Taddeo”) and Mr. Wayne Rohrbaugh (“Rohrbaugh”), two then non-affiliated accredited investors (collectively, the “Investors”) for the purpose of obtaining a Florida license and operating a business to dispense medical cannabis. Pursuant to the terms of the Participation Agreement, the Company formed and capitalized Mint Organics, Inc., a Florida corporation and a 55% owned subsidiary of the Company (“Mint Organics”), and Mint Organics Florida, Inc., a Florida corporation and a 96% owned subsidiary of Mint Organics (“Mint Organics Florida”), to explore, develop and to provide products and services in connection with the MMTC activities that they are licensed to operate.

Pursuant to Participation Agreement, Messrs. Taddeo and Rohrbaugh each invested $150,000 in the Company in exchange for the issuance to each of Taddeo and Rohrbaugh (a) 150 shares of Series A non-voting convertible preferred stock of Mint Organics (“Mint Series A Preferred Stock”), convertible into a 22.5% equity interest in the common stock of Mint Organics or within 90 days of the one year anniversary of the date of the Participation Agreement (May 14, 2018), into common stock of the Company at a future date based on the value of the Company’s common stock at the time of conversion, and (b) a warrant to acquire up to 150,000 shares of common stock of the Company, exercisable for three years at an exercise price of $0.15 per share. In connection with the Agreement, $150,000 of the proceeds received from the Investors was obligated to be used to fund the operations of Mint Organics, Inc. and/or Mint Organics Florida, Inc. and the remainder was to be used for working capital of the Company.

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

The Company initially believed that expanding into the MMTC industry, and being one of the first group of companies to be granted a license to operate within Florida, would provide significant opportunities for increasing overall revenues and growth for the Company. In addition, the growing science and research regarding the regenerative health benefits associated with the use of marijuana had certain synergies with the Company’s current RAAM operations and strategy to become a leading supplier of newly designed advanced biologically processed cellular and tissue based products and services used in the growing health care field of regenerative medicine.

As of October 31, 2017, Mint Organics had not been successful in obtaining a Florida license allowing Mint Organics or Mint Organics Florida to operate a business to dispense medical cannabis. In addition, Mint Organics had exhausted all of its working capital and Organicell was unable to identify additional sources of working capital.

On April 6, 2018, Mr. Taddeo resigned as a member of the Board of Directors of the Company and as the Chief Executive Officer and member of the Board of Directors of Mint Organics and Mint Organics Florida. Mr. Taddeo’s resignation was due to his decision to pursue other personal objectives, particularly in light of the ongoing lack of adequate working capital at Mint Organics to demonstrate the ability to fund a reasonable level of future cash compensation to Mr. Taddeo and the additional capital required to sustain future efforts required to successfully pursue obtaining a license to operate cannabis dispensaries. In connection with Mr. Taddeo’s resignation, the Company and Mr. Taddeo entered into settlement agreement in connection with the termination of Mr. Taddeo’s employment agreement and the Company agreed to purchase from Mr. Taddeo his 150 shares of Mint Series A Preferred Stock for an aggregate purchase price of $40,000. Effective May 14, 2018, the conversion rights for the holders of the Mint Series A Preferred Stock (or Class B Common Stock equivalent) to convert into unregistered shares, par value $0.001 per share, of common stock of Organicell had expired.

The Company has been evaluating viable alternatives regarding the future operations of Mint Organics and Mint Organics Florida. Since the time that the Company began efforts to obtain a Florida license, the state of Florida has granted all of the number of licenses currently authorized to operate dispensaries to other competitors. The Company believes that there are currently many other entities competing to obtain licenses to operate dispensaries and that the limited number of licenses that are expected to be authorized and granted in the future will be to those companies with significantly more working capital and expertise than the Company.

Operating Subsidiaries:

For the year ended October 31, 2017, our RAAM-related operations were being conducted through the following wholly-owned subsidiaries*:

•	Anu Life Sciences, Inc., a Florida corporation formed with a business purpose to manufacture newly designed advanced biologically processed cellular and tissue based products developed from internally based research and development activities.
•	General Surgical Florida, Inc., a Florida corporation with a business purpose of selling and distributing regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals.
•	Beyond Cells Corp., a Florida corporation formed with a business purpose to provide consumers with education regarding the field of regenerative and anti-aging and medicine and providing access to a specialized physician network (“Beyond Cells”);

* As described above, the manufacturing operations of ANU were sold during February 2018, and the Company now relies on supply arrangements with third-party manufacturers or indirectly from distributors of third-party manufacturers for the supply of RAAM products that are sold to Providers.

Our MMTC exploratory activities have been conducted through the following the following subsidiaries. As described above, effective April 6, 2018, Mr. Taddeo resigned as CEO of our MMTC subsidiaries. The Company has yet to replace Mr. Taddeo and the Company is evaluating its alternatives regarding the future operations of Mint Organics and Mint Organics Florida **:

•	Mint Organics, Inc., a Florida corporation with a business purpose of operating Medical Marijuana Treatment Centers for defined MMTC licensed activities; and
•	Mint Organics Florida, Inc., a Florida corporation and subsidiary of Mint Organics with a business purpose of operating Medical Marijuana Treatment Centers for defined MMTC licensed activities within Florida.

** Mint Organics and Mint Organics Florida have issued minority non-voting equity interests.

We also have two wholly-owned subsidiaries that are inactive:

•	Ethan New York, Inc., a New York corporation formed with a business purpose of selling clothing and accessories through a retail store in New York City (“Ethan NY”) and for which operations ended in June 2016; and
•	BD Source and Distribution, Corp., a Florida corporation (“BD Source”) formed with a business purpose of selling cellular therapy products to doctors and hospitals and for which operations ended in October 2015.

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

Industry Overview

Health Care Industry Overview:

The traditional health care industry in the United States is predominantly controlled by the rules of the Centers for Medicare & Medicaid Services (“CMS”) (wwws.cms.gov) and commercial health insurance companies. This control limits patients’ access to alternative medical therapies, that recent medical literature demonstrates highly beneficial outcomes in the field of anti-aging and regenerative medicine. Traditional allopathic medicine of health care provided to patients in the United States relies on government and commercial health insurance for payment of the costs associated with their day-to-day health care. Because of this close relationship, physicians must follow government and commercial insurers guidelines in order to stay in the plans and receive reimbursement. Physicians are restricted in their ability to expand the nature of the treatments provided beyond industry practices because of legal ramifications and/or lack of knowledge concerning protocol of cutting edge anti-aging and regenerative medical treatments.

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

For the period July 2015 through the fiscal year ended October 31, 2016, our main revenue stream was generated from referral and product sales through our BD Source, General Surgical (fiscal year ended October 31, 2015 only) and Beyond Cells. We also generated revenue from our Ethan NY subsidiary beginning December 2015 until June 2016, when the lease for Ethan NY’s sole store location was terminated.

As of February 2017, we had begun manufacturing our first product of several future expected lines of RAAM-related products that are used to treat a variety of musculoskeletal conditions. Prior to February 2017 and for the fiscal year ended October 31, 2016, we obtained supplies of all the RAAM products we sold from third party tissue banks and resold them directly to Providers within our network. Since the Sale in February 2018 through the date of the Vera Exit, we obtained supplies of all the RAAM products we sold through the Organicell Distribution Agreement. Since the Vera Exit, we have obtained supplies of all the RAAM products we sold through supply arrangements with other third party suppliers, with no firm commitments or agreements in place.

Current and Future Operations:

Our current strategy is to achieve the following goals and milestones:

Develop and expand operations to provide for growth of our revenues for the sales and distribution of RAAM related products:

o	Increase revenues for RAAM related products;
•	Hiring of additional in-house sales personnel
•	Selectively engaging independent distributors
•	Marketing Private Label to distributors
•	Developing and providing educational programs for Providers regarding our products
o	Develop strong market recognition for our Organicell brand
o	Increase the number of RAAM product offerings for various modalities using proprietary processing, formulas and administration techniques
o	Extending our referral network of Providers
o	Develop and implement redundant and backup strategies to respond to potential events that may impact our suppliers and our operations, including the newly implemented FDA regulations and enforcement polices published in November 2017
o	Identify strategic relationships to acquire existing Providers and/or suppliers or owners of IP associated with additional desired RAAM products
o	Obtain advantages over competitors and expand market potential of RAAM products through Research and Product Development;
•	Engage researchers that bring additional expertise and capacity to develop ongoing research and development and growth opportunities for additional RAAM-related products
•	Perform clinical based studies associated with the use of our products (independently and/or in conjunction with Providers and/or Manufacturers) and seek accelerated approval for each product application in accordance with the 21st Century Cures Act (“Cures Act”) and/or through the granting of an FDA-approved biologics application (“BLA”) to allow products to be lawfully marketed and/or sold in the United States in accordance with newly established FDA guidelines outlined in November 2017
•	Obtain approval to have our products qualify for insurance reimbursement
•	Identify sources of exclusive and superior suppliers of RAAM products; and
•	Acquisition of existing IP consistent with our product strategy.

Secure additional working capital:

o	Fund ongoing expenses until revenues are stabilized
o	Fund our strategy to develop and expand our revenues for the sales and distribution of RAAM related products described above
o	Hire additional personnel to support our growth and planned expansion; and
o	Enhance our CRM, e-commerce and ERP capabilities to facilitate marketing, sales and distribution functionality and accounting for our operations.

Evaluate our future alternatives for development of the MMTC business segment:

o	Identify remaining opportunities to develop MMTC’s in light of the current developments in the industry and the expected requirements for the granting of future licenses within the State of Florida
o	Determine potential opportunities in the area of cannabis research that could complement our RAAM products and marketing
o	Identify potential partners that might help facilitate and/or enhance opportunities to obtain licenses, the operation of planned dispensaries and the ability to perform MMTC related research; and
o	Develop additional sources of financing to fund the expected capital needed to fund future MMTC based activities, if any.

Enhance Company Corporate Governance:

o	Complete previously announced efforts to complete a reverse split of one (1) new share for each seventeen (17) shares issued and outstanding as of the record date of May 21, 2018, and a reduction in the authorized shares from 750 million to 250 million. After given effect to the reverse split, the common shares outstanding of the Company will be reduced to 25,428,830 shares, from 432,290,110 shares outstanding immediately prior to the reverse split. The Company believes the reverse split will bring value to the issued and outstanding shares of the Company by limiting dilution of operating results by an excessive number of shares overhanging the market
o	Appoint additional independent members to the Board of Directors that will provide overall industry expertise and fulfill audit committee and independent director requirements to meet listing requirements for the national stock exchanges; and
o	Continue to develop and expand the Company’s internal control policies

In connection with the change in control of our Company in June 2015, there was a change in the Company’s management, board of directors and line of business. In connection with the change in control of our Company in April 2018, there was a change in the Company’s management and board of directors.

Since inception, we have incurred net operating losses. Losses have principally occurred as a result of our inability to increase and stabilize revenues which have remained insufficient as a result of a lack of working capital to (a) fund effectively the marketing of our products, (b) the ability to attract and retain needed personnel and/or (c) to fund the expansion into other growth opportunities, including the substantial resources required for research and development and clinical trials. We expect operating losses to continue. Our available funds combined with our current revenue levels will not fund current levels of ongoing general and administrative expenses associated with our operations. We expect to need additional financing to develop, produce, and/or market our products and to cover the general and administrative expenses of the Company.

The Company incurred a net loss of $9,112,519 for the year ended October 31, 2017. In addition, the Company had an accumulated deficit of $11,085,743 at October 31, 2017. The Company had a negative working capital position of $3,599,915 at October 31, 2017. To date, our capital needs have been mostly funded from the private sale of debt and equity to “accredited investors” under Section 4(a)(2) of the Securities Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The world average age of death has increased by 35 years since 1970, with declines in death rates in all age groups, including those aged 60 and older (Source: Institute for Health Metrics and Evaluation, 2013; Mathers et al., 2015). The leading causes of death are shifting, in part because of increasing longevity. Between 1990 and 2013, the number of deaths from non-communicable diseases (“NCDs”) has increased by 42%; and the largest increases in the proportion of global deaths took place among the population aged 80 and over. An estimated 42.8% of deaths worldwide occur in the population aged 70 and over, with 22.9% in the population aged 80 and over.

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

Marketing and Sales

Currently, we market our RAAM products and services to a network of Providers through in-house, contracted sales personnel and/or from independent distributors. As of October 31, 2017, we had five sales people who marketed our RAAM products and services by using social media outlets, medical conferences and seminars and from development of prior and newly identified Providers and related professional relationships. In addition, we had arrangements with several independent distributors that were marketing and distributing our products. We intend in the future to expand our in-house sales force and independent distributors as our working capital improves, our product line expands and as volumes increase. We also intend to develop and offer ongoing training seminars to provide the best possible information on the latest advances on anti-aging, and regenerative medicine to Providers.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Currently, we purchase all of our RAAM Products through supply arrangements directly with third-party manufacturers or indirectly from distributors of other third-party manufacturers. Since the date of the Sale and up through the date of the Vera Exit, we purchased all of our RAAM Products through the Organicell Distribution Agreement. Since February 2017 and up through the date of the Sale on February 5, 2018, we internally manufactured our RAAM Products and acquired raw materials and supplies for our RAAM research and development and the manufacturing of our RAAM placental-related products from unaffiliated third-party laboratories pursuant to purchase orders or distribution agreements (“Supply Arrangements”).

In the event any one or more of our current suppliers are unwilling or unable to sell us required products, for any reason, we may not be able to provide replacement products to our customers, or if other supply arrangements can be made, the replacement products and terms may not be as favorable.

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

Trademarks:

Word Mark: Organicell

Use: Non-medicated anti-aging serum; non-medicated skin serums; all of the aforementioned goods are made in whole or in substantial part of organic ingredients

Serial Number: 87311045

Filing Date: January 23, 2017

Owner: Anu Life Sciences, Inc.

Registration Number: 5289671

Registration Date: September 19, 2017

Status: Live

Registered Copyrights:	None

Domain Names:	www.organicell.com www.bpsrhealth.com

IP Licenses:	None

Pursuant to our employment agreements with our executives, all work product that is created, prepared, produced, authored, edited, amended, conceived or reduced to practice by each executive individually or jointly with others during the period of their employment by the Company and relating in any way to the business or contemplated business, research or development of the Company (regardless of when or where the Work Product is prepared or whose equipment or other resources is used in preparing the same), as well as any and all rights in and to copyrights, trade secrets, trademarks (and related goodwill), patents and other intellectual property rights therein arising in any jurisdiction throughout the world and all related rights of priority under international conventions with respect thereto, including all pending and future applications and registrations therefor, and continuations, divisions, continuations-in-part, reissues, extensions and renewals thereof (collectively, "Intellectual Property Rights"), the sole and exclusive property of the Company. All of the Work Product consisting of copyrightable subject matter shall be deemed "work made for hire" as defined in 17 U.S.C. § 101 and such copyrights are therefore owned by the Company or if not applicable, deemed to be irrevocably assigned to the Company, for no additional consideration. The Intellectual Property Rights in any “Pre-existing Materials” included contained in the Work Product shall be retained by the executive but the executive shall be deemed to have granted to the Company an irrevocable, worldwide, unlimited, royalty-free license to use, publish, reproduce, display, distribute copies of, and prepare derivative works based upon, such Pre-Existing Materials and derivative works thereof. The Company may not assign, transfer and sublicense such rights to others without executive’s consent, other than to a wholly-owned subsidiary of the Company. The executive shall provide written notice to the Company’s Chief Executive Officer therein notifying the Company new intellectual property including the Pre-Existing Materials.

In connection with Sale, Dr. Bruce Werber and Mr. Terrell Suddarth, our Chief Operating Officer and Chief Technology Officer, respectively, each entered into a Separation and General Release Agreement with the Company effective upon the closing of the Sale which provided for the immediate resignation of Dr. Werber and Mr. Suddarth of all their respective executive and Board of Director positions held with the Company and/or any of the Company’s subsidiaries, and termination and settlement of all obligations of each party to the other pursuant to the respective employment agreements, including the release of all rights the Company may have held in any intellectual property of Dr. Werber and/or Mr. Suddarth and any non-compete restrictions on Dr. Werber and Mr. Suddarth. See Note 4 to the Company’s audited consolidated financial statements as of October 31, 2017.

Competition

The regenerative medicine field is highly competitive and subject to rapid technological change and regulation. Companies compete on the basis of product efficacy, pricing, and ease of handling/logistics. A critically important factor for growth in the US market is third-party reimbursement, which is difficult to obtain, it can be time-consuming and expensive. We expect that it will take some time before RAAM products will be widely accepted under health insurance coverage. In addition, growth of this industry is expected to expand as additional research and development into the benefits of regenerative products and specific products becomes more widely accepted as a result of FDA mandated or optional clinical trials are performed by industry stakeholders.

We intend to perform clinical trials for our RAAM Products for the purpose of obtaining biologics license status from the FDA to provide us with advantages over our competitors, including acceleration for acceptance of our products in traditional insurance plans, compliance with FDA regulations and to provide our customers with superior education and support of the benefits of our products. Initially we are positioning ourselves as a cash based health care alternative for consumers that can provide higher levels of improvement, that is not available from traditional allopathic medicine at this time.

The Company competes in multiple areas of clinical treatment where regenerative biomaterials may be employed to modulate inflammation, enhance healing and reduce scar tissue formation: advanced wound care treatment, spine, orthopedic, surgery and sports medicine.

The primary competitive products in this space include other amniotic membrane allografts, tissue-engineered living skin equivalents, and porcine- or bovine-derived collagen matrix products, cadaveric engineered bone grafts, tendon and fascial grafts among others. Our competitors include MiMedix Group, Inc., Organogenesis Inc., TissueTech (“Amniox”), Osiris, and BioD (“dermaSciences”). Additionally, there are a variety of accredited bone and soft tissue banks that we will be competing against.

As stated previously, the demand for RAAM products is very high and expected to grow with the growing baby boomer generation getting older, the increase in patients desiring to seek health care options outside of traditional therapies, the growing trend in the desire of individuals to remain active longer in life and the ongoing rise in health care costs which RAAM products may provide a more efficient and economical alternative for certain conditions.

Government Regulation

The Company’s operations are subject to FDA regulations in connection with the sales and distribution of its RAAM products, the Company’s reliance on supply agreements with manufacturers that are required to comply with FDA regulations, the Company’s reliance on third party distributors for the supply of RAAM products and/or the Company’s intended objectives to conduct research and development and clinical trials of RAAM products. We anticipate these regulations will be heavily enforced and subject to more restrictive regulations by the FDA in the future. A summary of the current FDA regulations is set forth below:

FDA Premarket Clearance and Approval Requirements

Tissue Products

The products that are sold by the Company are derived from human tissue and currently manufactured and processed by third party manufacturers. As discussed below, some tissue-based products are regulated solely under Section 361 of the Public Health Service Act as human cells, tissues and cellular and tissue-based products, or HCT/Ps, which do not require premarket clearance or approval by the FDA. Other tissue products are regulated as biologics and, in order to be lawfully marketed in the United States, require an FDA-approved BLA.

The FDA is continually changing and formulating new guidelines for this industry. In addition, the FDA has published some additional draft guidelines related to this industry and the ultimate form of the regulations are not yet known.

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

To be a 361 HCT/P, a product generally should meet following criteria:

•	Be minimally manipulated, no structural change, or be mixed with anything;

•	Be intended for homologous use, essentially used for the same purpose that it was used in the donor;

•	Its manufacture must not involve combination with another article, except for water, crystalloids or a sterilizing, preserving or storage agent; and

•	It must not be dependent upon the metabolic activity of living cells for its primary function.

Products Regulated as Biologics- The BLA Pathway

The typical steps for obtaining FDA approval of a BLA to market a biologic product in the U.S. include:

•	Completion of preclinical laboratory tests, animal studies and formulations studies under the FDA’s good laboratory practices regulations;

•	Submission to the FDA of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin and which must include independent Institutional Review Board (“IRB”) approval at each clinical site before the trials may be initiated;

•	Performance of adequate and well-controlled clinical trials in accordance with Good Clinical Practices to establish the safety and efficacy of the product for each indication;

•	Submission to the FDA of a Biologics License Application for marketing the product, which includes, among other things, reports of the outcomes and full data sets of the clinical trials, and proposed labeling and packaging for the product;

•	Satisfactory completion of an FDA Advisory Committee review; and

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with Current Good Manufacturing Practices (“cGMP”) regulations.

Generally, clinical trials are conducted in three phases:

•	Phase I trials typically involve a small number of healthy volunteers and are designed to provide information about the product safety.

•	Phase II trials are conducted in a larger but limited group of patients afflicted with a specific diagnosis in order to determine preliminary efficacy, and to identify possible adverse effects.

o	Dosage studies are designated as Phase IIA and efficacy studies are designated as Phase IIB.

•	Phase III clinical trials are generally large-scale, multi-center, comparative trials conducted with patients who have a specific condition in order to provide statistically valid proof of efficacy, as well as safety and potency.

•	In some cases, the FDA will require Phase IV, or post-marketing trials, to collect additional data after a product is on the market.

The process of obtaining an approved BLA requires the expenditure of substantial time, effort and financial resources and may take years to complete.

FDA Post-Market Regulation

Tissue processors are required to register as an establishment with the FDA. We intend on becoming a registered establishment, accredited by the American Association of Tissue Banks (“AATB”) for the storage and distribution of tissue products that we purchase directly or indirectly from third party manufacturers. Once we are registered we will be required to comply with regulations, including those regulations regarding storage, controls, access, labeling, record keeping, security, processes, compliance with established Good Tissue Practices, and documentation associated with the sale of our products by our customers to their patients. Our facilities will be subject to periodic inspections to assess our records and determination of our compliance with the regulations.

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

Other Regulation Specific to Tissue Products

The AATB, has issued operating standards for tissue banking, whether manufacturing and/or storing products as a distributor of manufactured products by third parties. Compliance with these standards is a requirement in order to become a licensed tissue bank.

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

The Act also requires the FDA to work with the National Institute of Standards and Technology (“NIST”) and other stakeholders to develop standards and consensus definitions for regenerative medicine products. Such standards are expected to play a large role in advancing this nascent industry by allowing companies to rely on FDA-recognized standards, rather than creating and validating their own as is the case today.

The Act attempts to create a research network and a public-private partnership to assist developers in generating definitive evidence about whether their proposed therapies indeed provide clinical benefits that are hoped for. The Act also requires the FDA to track and report the number and type of applications filed for regenerative medicine products, including the number of products approved through the new accelerated approval pathway. The law also includes provisions that require the FDA to publish guidance on how it will design and implement an approval process for regenerative medicine devices.

Recently Announced November 2017 FDA Guidelines:

In November 2017, the FDA released four guidance documents (two final, two draft) in an effort to implement a “comprehensive policy framework” for existing laws and regulations governing regenerative medicine products, including human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). These guidance documents build upon the previous regulatory framework for these products, which was completed in 2005. A guidance document cannot alter a regulation, but can clarify how the FDA intends to enforce the regulation. The Comprehensive regenerative medicine policy framework intends to spur innovation, efficient access to potentially transformative products, while ensuring safety & efficacy.

The framework builds upon the FDA’s existing risk-based regulatory approach to more clearly describe what products are regulated as drugs, devices, and/or biological products. Further, two of the guidance documents propose an efficient, science-based process for helping to ensure the safety and effectiveness of these therapies, while supporting development in this area. The suite of guidance documents also defines a risk-based framework for how the FDA intends to focus its enforcement actions against those products that raise potential significant safety concerns. This modern framework is intended to balance the agency’s commitment to safety with mechanisms to drive further advances in regenerative medicine so innovators can bring new, effective therapies to patients as quickly and safely as possible. The policy also delivers on important provisions of the Act.

New Final Guidance Documents

The two final guidance documents clarify the FDA’s interpretation of the risk-based criteria manufacturers use to determine whether a product is subject to the FDA’s premarket review.

The first guidance provides greater clarity around when cell and tissue-based products would be excepted from the established regulations if they are removed from and implanted into the same individual within the same surgical procedure and remain in their original form. The second final guidance helps stakeholders better understand how existing regulatory criteria apply to their products by clarifying how the agency interprets the existing regulatory definitions “minimal manipulation” and “homologous use.” As this field advances, the FDA has noted that there are a growing number of regenerative medicine products subject to FDA premarket authorization. These guidance documents will help explain how the FDA will provide a risk-based framework for its oversight. The policy framework defines how the FDA intends to take action against unsafe products while facilitating continued innovation of promising technologies.

To accomplish this goal, the guidance document has clarified the FDA’s view of “minimal manipulation” and “homologous use.” These are two concepts that are defined in current regulation to establish the legal threshold for when a product is subject to the FDA’s premarket approval requirements. By further clarifying these terms in the final guidance, the FDA is applying a modern framework for its oversight.

FDA regulations at 21 C.F.R. Part 1271, previous draft guidance documents, and untitled letters establish the agency’s approach to regulating HCT/Ps. Some HCT/Ps are exempt from premarket approval and are subject to regulation solely under section 361 of the Public Health Service Act (“PHS Act”) (so-called “361 HCT/Ps”) whereas others require premarket approval (i.e., as a drug, device, or biologic) (so-called “351 HCT/Ps”). Both 361 HCT/Ps and 351 HCT/Ps are subject to FDA requirements (at Part 1271) for registration and listing, donor-eligibility, current good tissue practices, and other requirements intended to prevent transmission of communicable diseases. Those that are the subject of the “same surgical procedure” exception – are exempt from both premarket approval requirements and the requirements of Part 1271. This regime is outlined in a flow chart, which is one of the few new features of the final guidance documents and is presented below:

Enforcement Discretion

Under the new policy, in order to allow manufacturers of products time to comply with the requirements, for the first 36 months following the issuance of the final guidance document the FDA intends to exercise enforcement discretion for certain products that are subject to the FDA’s premarket review under the existing regulations, but are not currently meeting these requirements. The FDA does not intend to exercise such enforcement discretion for those products that pose a potential significant safety concern. Going forward, the FDA will apply a risk-based approach to enforcement, taking into account how products are being administered as well as the diseases and conditions for which they are being used. This risk-based approach allows product manufacturers time to engage with the FDA, as to determine if they need to submit a marketing authorization application and, if so, submit their application to the FDA for approval.

Although the FDA has not changed its basic approach to regulating HCT/Ps, the FDA intends to exercise enforcement discretion for 36 months with regard to 351 HCT/Ps requiring premarket approval. The guidance states that, in order to “give manufacturers time to determine if they need to submit an IND or marketing application in light of this guidance,” the FDA intends to exercise enforcement discretion (i.e., the Agency may permit marketing without an approved marketing application) if the HCT/P “is intended for autologous use and its use does not raise reported safety concerns or potential significant safety concerns.”

The FDA has indicated it intends to focus enforcement actions on “products with higher risk,” taking into account factors such as non-autologous (allogeneic) use, the route of administration, the site of administration, and whether the product is intended for homologous or non-homologous use. For example, HCT/Ps administered via intravenous injection or infusion, aerosol inhalation, intraocular injection, or injection or infusion into the central nervous system, will be prioritized over HCT/Ps administered by intradermal, subcutaneous, or intra-articular injection. Similarly, HCT/Ps intended for non-homologous use, particularly those intended to treat serious or life-threatening conditions, “are more likely to raise significant safety concerns than HCT/Ps intended for homologous use”.

The Company believes that the new regulatory restrictions being implemented by the FDA are intended to assure that all parties involved in the chain of gathering, processing, distributing and/or administrating RAAM related products have met the required standards to assure that the manufacturing, marketing the administration of the RAAM regulated products are not misleading and are performed in a safe and ethical manner and in accordance with the “objective intent” of the manufacturer.

New Draft Guidance Documents

The two draft guidances provide important information to help spur development and access to innovative regenerative therapies. The first draft guidance, which builds off the regenerative medicine provisions in the Act, addresses how the FDA intends to simplify and streamline its application of the regulatory requirements for devices used in the recovery, isolation, and delivery of regenerative medicine advanced therapies, including combination products. The guidance specifies that devices intended for use with a specific RMAT may, together with the RMAT, be considered to comprise a combination product.

The second draft guidance describes the expedited programs that may be available to sponsors of regenerative medicine therapies, including the new Regenerative Medicine Advanced Therapy (“RMAT”) designation created by the 21st Century Cures Act, Priority Review, and Accelerated Approval. In addition, the guidance describes the regenerative medicine therapies that may be eligible for RMAT designation – including cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, as well as gene therapies that lead to a durable modification of cells or tissues (including genetically modified cells).

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

Manufacturing (Processing)

During November 2016, we opened our first placental tissue bank processing laboratory in Miami, Florida. On June 20, 2017, we relocated our placental tissue bank processing laboratory to a larger “good manufacturing practice” (“GMP”) laboratory in Sunrise, Florida. During February 2018, we sold our manufacturing assets to a third party in connection with the Sale.

Currently the products we sell to our customers are delivered directly to them by the manufacturer of the products. We intend on becoming a registered establishment, accredited by the American Association of Tissue Banks (“AATB”) for the storage and distribution of tissue products that we purchase directly or indirectly from third party manufacturers.

Our facilities are expected to be subject to periodic unannounced inspections by regulatory authorities based on the activities we may be engaged, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies based on our operations. We intend to seek American Association Blood Banks (“AABB”) or AATB accreditation in connection with the storage of products we intend to distribute.

Placental Donation Program

During the time we operated our laboratory facilities, we purchased placental tissue that was used in our minimally manipulated 361 compliant process to produce allografts to be used in regenerative therapy specialties. During this time, we were able to procure an adequate supply of tissue to meet our anticipated demand.

Environmental Laws

As a result of the Sale in February 2018, we no longer process or directly handle biomedical materials. We currently arrange for the shipments of the products sold to our customers to be delivered directly from the product manufacturers. As a result of the above, we currently do not expect to have exposure for environmental related wastes in connection with our operations. In the future we intend to obtain a tissue bank license to store and distribute products from our facilities. Upon such time that we are performing these operations, if at all, we may become exposed to biomedical materials and related wastes.

If we receive and/or generate any wastes that are required to be disposed, we plan on contracting with third parties for the transport, treatment, and disposal of the waste that we obtain and at all times plan on being compliant with applicable laws and regulations promulgated by the Resource Conservation and Recovery Act, the U.S. Environmental Protection Agency and similar state agencies.

Employees

At October 31, 2017, we had eight full-time employees and no part-time employees. We also engaged one other person as a consultant, assisting with sales. During the year ended October 31, 2017, we also engaged an outside consultant for accounting and bookkeeping services as well as other consultants that assisted with various administrative activities. In connection with the Sale, three of our full-time employees and one independent sales consultant resigned. In addition, during April 2018, one employee at Mint Organics also resigned. In connection with the Reorganization Plan in April 2018, we appointed a new employee to be our Chief Executive Officer and during June 2018 hired an additional employee for our sales department. During October 2018, the Company’s bookkeeper resigned. There are no collective bargaining agreements. From time to time, the Company engages independent contractors for sales and administration activities.

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

On November 1, 2016, the Company filed a Certificate of Designation with the Secretary of State of Nevada therein designating out of the 10,000,000 authorized shares of Preferred Stock, a class of Preferred Stock as “Series B Convertible Preferred Stock” consisting of 1,000,000 shares (“Series B Certificate of Designation”). Each holder of Series B Preferred Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series B Preferred Stock is first issued, to convert each share of Series B Preferred Stock into 20 fully-paid and non-assessable shares of common stock.

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

On April 23, 2018, in connection with the Reorganization Plan, the Company issued MBA an aggregate of 222,425,073 shares of common stock of the Company, representing a 51% fully diluted equity interest in the Company at a price of $0.001 per share (an aggregate value of $222,425). The foregoing issuance resulted in a change in control of the Company.

On May 8, 2018, the Company received the written consent of the Board of Directors of the Company (“Board”) and, on May 9, 2018, the written consent of the shareholders holding a majority in interest of the voting power of the Company (86.9%) adopting resolutions which authorized the Company to amend its Articles of Incorporation to change the name of the Company from "Biotech Products Services and Research, Inc." to “Organicell Regenerative Medicine, Inc.” The Company filed a Certificate of Amendment with the Nevada Secretary of State and, effective June 20, 2018, the Company’s name has been changed to Organicell Regenerative Medicine, Inc.

On May 8, 2018, the Board adopted resolutions to (i) amend its Articles of Incorporation to reduce the number of authorized shares of common stock from 750,000,000 to 250,000,000 and (ii) reverse split the issued and outstanding shares of the Company’s common stock on a ratio of seventeen (17) current shares for one (1) share of new shares. On May 9, 2018, shareholders holding a majority in interest of the voting power of the Company (86.9%) approved the amendment and the reverse stock split. On June 1, 2018, the Company filed a Company-Related Action Notification with FINRA (“Notification Form”) to provide notice of certain proposed actions by the Company, including the amendment and reverse stock split. On June 18, 2018, the Company filed a Certificate of Correction with the Secretary of State of Nevada to reverse the amendments related to the Reverse Split, and will file a new Certificate of Amendment with the Secretary of State of Nevada to effectuate the Reverse Split once the Reverse Split has been effectuated in the marketplace by FINRA. FINRA has recently informed the Company that it will not approve and process announcements for these Company-Related Actions until the Company’s delinquencies in its Exchange Act reports with the SEC have been fully resolved and a new Notification Form is submitted. At such time as FINRA processes the announcements, the Company will effect the reverse split of its common stock and amend its Articles to reduce its authorized common stock.

On June 6, 2018, the Company approved resolutions to cancel and terminate the Series A Preferred Stock designation and filed a certificate of withdrawal with the State of Nevada on June 14, 2018 thereby withdrawing and terminating the designation of the Series A Preferred Stock. As a result of the aforementioned actions, as of June 14, 2018, there were no shares of Series A Preferred Stock authorized or outstanding.

On June 6, 2018, the Company approved resolutions to cancel and terminate the Series B Preferred Stock designations and filed a certificate of withdrawal with the State of Nevada on June 14, 2018 thereby withdrawing and terminating the designation of the Series B Preferred Stock. As a result of the aforementioned actions, as of June 14, 2018, there were no shares of Series B Preferred Stock authorized or outstanding.

Discontinued Operations

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

The Company incurred a net loss of $9,112,519 for the year ended October 31, 2017. In addition, the Company had an accumulated deficit of $11,085,743 at October 31, 2017 and had a negative working capital position of $3,599,915 at October 31, 2017. In their report for the fiscal year ended October 31, 2017, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have a limited operating history upon which investors can evaluate our future prospects.

In connection with the change in control of our Company in June 2015, there was a change in the Company’s management, board of directors and line of business. Therefore, we have limited operating history upon which an evaluation of our current business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business. The risks include, but are not limited to, the possibility that we will not be able to develop or identify functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results could be materially and adversely affected.

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

Our operating performance is substantially dependent on the continued services of our executive officers and key employees, in particular, Manuel Iglesias, our new Chief Executive Officer; Albert Mitrani, our President; and Ian T. Bothwell, our Chief Financial Officer. The unexpected loss of the services of any of them could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

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

We rely on non-exclusive supply arrangements with third party manufacturers or distributors of products from third party manufacturers to obtain the supply of products we currently plan to sell.

If our current supply arrangements under supply agreements with third party manufacturers or distributors of products from third party manufacturers are disrupted for any reason, we may not be able to provide products to our customers, or if other supply arrangements can be made, the products and terms may not be as favorable, and that will adversely impact our operations and profitability.

If we do not continually update our products and/or services, they may become obsolete and we may not be able to compete with other companies.

We cannot assure you that we will be able to keep pace with technological advances, or that our current suppliers will be able to keep pace with technological advances and as such, our products and/or services may become obsolete. We cannot assure you that competitors will not develop related or similar services and offer them before we do, or do so more successfully, or that they will not develop services and products more effective than any that we and/or our suppliers have or are intending to develop. In addition, although we may be able to identify new suppliers that can provide more effective services and products to be more competitive, we may not be able to arrange satisfactory arrangements in a timely manner, if at all. If that happens, our business, prospects, results of operations and financial condition will be materially adversely affected.

We enter into supply agreements for the products we sell, which make us vulnerable to the ability of such suppliers to remain current and innovative in their product offerings, to timely process and supply the products we desire to purchase, and to remain compliant with the current and changing regulatory environment. If our product suppliers are not successful in managing these responsibilities, it will have an adverse effect on our operations and profitability.

Our current supply arrangements for the products we sell provide for the supply and pricing for those products. There can be no assurance that our suppliers will continue to produce the products that we currently purchase under our existing arrangements, that our suppliers will be able to comply with the required FDA regulations for the manufacturing of such products, that our suppliers will continue to develop technology associated with their manufactured products to remain competitive with other companies, or that our suppliers will remain a going concern in the future. If any of our suppliers were to cause a disruption in our ability to obtain products as desired and expected and/or we are not provided advance notice of such potential disruption, we may not be able to timely identify and replace our current suppliers, if at all, and as a result, we may not be able to provide products to our customers, which will have an adverse impact to our operations.

In the event of default under our outstanding indebtedness, or we are unable to pay other obligations and accounts payable when due, our creditors may file a creditors petition or force us to involuntary bankruptcy which may have an adverse impact on our business.

The Company had a negative working capital position of $3,599,915 at October 31, 2017. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. Mint Organics did not repay the $60,000 promissory note on the required due date and the loan is still outstanding. Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. As a result of the Sale, the Company does not have any assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on short term supply agreements to obtain the supply of the products it currently sells and distributes to its customers. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds to implement its business plan and could adversely affect the value of our securities, including the common stock.

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

Defects in the products we sell or failures in quality control related to our distribution of products could impair our ability to sell our products or could result in product liability claims, litigation and other significant events involving substantial costs.

Detection of any significant defects in our products that we sell or failure in our quality control procedures or the quality control procedures of our suppliers may result in, among other things, delay in time-to-market, loss of sales and market acceptance of our products, diversion of development resources, and injury to our reputation. The costs we may incur in correcting any product defects may be substantial and we may not be able to identify additional replacement suppliers, if required. Additionally, errors, defects or other performance problems could result in financial or other damages to our customers, which could result in litigation. Product liability litigation, even if we prevail and/or our suppliers, would be time consuming and costly to defend, and if we and/or our product suppliers do not prevail, could result in the imposition of a damages award. We presently maintain product liability insurance and we are named insured on our suppliers’ insurance policy; however, it may not be adequate to cover any claims.

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

The Company’s officers and directors may enter into agreements with the Company from time to time which may not be equivalent to similar transactions entered into with an independent third party. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While we believe that it will take prudent steps to ensure that all transactions between the Company and any officer or director is fair, reasonable, and no more than the amount it would otherwise pay to a third party in an “arms-length” transaction, there can be no assurance that any transaction will meet these requirements in every instance.

We have agreed to indemnify our officers and directors against lawsuits to the fullest extent of the law.

Organicell is a Nevada corporation. Nevada law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Nevada law also authorizes Nevada corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents provide for this indemnification to the fullest extent permitted by law.

We currently do not maintain any directors & officers insurance coverage. The commercial insurance policies we do have in place contain policy limits and exclusions for certain coverages and losses. In the event that we are found liable for damage or other losses, and such amounts are not covered under our existing insurance policies, we would incur substantial and protracted losses in paying any such claims or judgments. Although we intend to acquire coverage immediately upon resources becoming available, there is no guarantee that we can secure such coverage or that any insurance coverage would protect us from any damages or loss claims filed against it.

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

Our business is in a very competitive and evolving field. Competition from other tissue processors, medical device companies and from research and academic institutions is intense, expected to increase, subject to rapid change, and could be significantly affected by new product introductions. The presence of this competition in our market may lead to pricing pressure, which would make it more difficult to sell our products at a price that will make us profitable or prevent us from selling our products at all. Our success will depend on our ability and/or the ability of our suppliers to perfect and protect their intellectual property rights related to their technologies as well as to develop new technologies and new applications for our technologies. Our failure to compete effectively would have a material and adverse effect on our business, results of operations and financial condition.

Rapid technological change could cause our products to become obsolete.

The technologies underlying the products we sell and intend to sell are subject to rapid and profound technological change. Competition intensifies as technical advances in each field are made and become more widely known. We can give no assurance that our suppliers will be able to develop services, products, or processes with significant advantages over the competing products, services, and processes. Any such occurrence could have a material and adverse effect on our business, results of operations and financial condition.

Our products are dependent on the availability of sufficient quantities of tissue from human donors, and any disruption in supply could adversely affect our business.

The success of the human tissue products we sell depends upon, among other factors, the availability of sufficient quantities of tissue from human donors. The availability of donated tissue could be adversely impacted by regulatory changes, public opinion of the donor process as well as our and our suppliers’ reputations in the industry. Any disruption in the supply of donated human tissue could restrict our growth and could have a material adverse impact on our business and financial condition. We cannot be sure that the supply of human tissue will continue to be available at current levels or will be sufficient to meet our future needs.

The products we offer are derived from human tissue and therefore have the potential for disease transmission.

The utilization of human tissue creates the potential for transmission of communicable disease, including, but not limited to, HIV, viral hepatitis, syphilis and other viral, fungal or bacterial pathogens. Our suppliers are required to comply with federal and state regulations intended to prevent communicable disease transmission.

Although we believe that our suppliers maintain strict quality controls over the procurement and processing of the human tissue used to make the products we sell, there is no assurance that these quality controls are or will continue to be adequate. In addition, negative publicity concerning disease transmission from other companies improperly processed donated tissue could have a negative impact on the demand for our products.

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

Our success depends on the extent to which reimbursement for the costs of our products and related treatments will be available from third party payers, such as public and private insurers and health systems. Government and other third-party payers attempt to contain healthcare costs by limiting both coverage and the level of reimbursement of new products. Therefore, significant uncertainty usually exists as to the reimbursement status of new healthcare products. A significant number of public and private insurers and health systems currently do not provide reimbursement for our products. If we are not successful in obtaining adequate reimbursement for our products from these third-party payers, the market's acceptance of our products could be adversely affected. Inadequate reimbursement levels also likely would create downward price pressure on our products. Even if we do succeed in obtaining widespread reimbursement for our products, future changes in reimbursement policies could have a negative impact on our business, financial condition and results of operations.

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

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing and marketing of human tissue products. We may be subject to such claims if the products we sell cause, or appear to have caused, an injury. Claims may be made by patients, healthcare providers or others selling our products. We currently maintain product liability insurance that contain limits of coverage for the insured and are a named insured under the Organicell Distribution Agreement. Defending a lawsuit, regardless of merit, could be costly, divert management attention and result in adverse publicity, which could result in the withdrawal of, or reduced acceptance of, our products in the market. There can be no assurance that adequate insurance will be available in the event of a lawsuit, if at all. A product liability claim could result in significant costs and significant harm to our business.

We may implement a product recall or voluntary market withdrawal, which could significantly increase our costs, damage our reputation and disrupt our business.

The manufacturing, marketing and processing of the tissue products we sell or intend to sell involve an inherent risk that they do not meet applicable quality standards and requirements. In that event, there may be recall or market withdrawal required by a regulatory authority. A recall or market withdrawal of one of our products would be costly and would divert management resources. A recall or withdrawal of one of the products we sell, or a similar product processed, also could impair sales of our products as a result of confusion concerning the scope of the recall or withdrawal, or as a result of the damage to our reputation for quality and safety.

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

Risks Related to Our Intellectual Property

Our suppliers’ ability to protect their intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which could have a material and adverse effect on us.

We depend significantly on our suppliers’ ability to protect their proprietary rights to the technologies used in the products we purchase from them and resell. Traditional legal means afford only limited protection and may not adequately protect their rights or permit them to gain or keep any competitive advantage. To the extent that they are unable to protect their intellectual property against infringement by others or by claims of infringement by such suppliers, our business could be materially adversely affected.

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

If we are unable to protect our trademarks from infringement, our business prospects may be harmed.

We currently hold a registered trademark for Organicell in the United States. Although we may take steps to monitor the possible infringement or misuse of our Organicell or other trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and any remedy obtained may constitute insufficient redress relative to the damages we may suffer. Our business may be materially adversely affected in the event we are unable to protect our trademarks.

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

The products we offer are derived from human tissue. The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. HCT/Ps that meet the criteria for regulation solely under Section 361 of the Public Health Service Act (so-called “361 HCT/Ps”) are not subject to any premarket clearance or approval requirements and are subject to less stringent post-market regulatory requirements.

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

See “Government Regulation” in Item 1 for a discussion of 361 HCT/Ps and the FDA's position on our products. If the FDA does allow the Company to continue to market a micronized form of its sheet allografts without a biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions, such as labeling restrictions and compliance with cGMP. Although the Company is preparing for these requirements in connection with its pursuit of a BLA for certain of its micronized products, earlier compliance with these conditions would require significant additional time and cost investments by the Company. It is also possible that the FDA will not allow the Company to market any form of a micronized product without a biologics license even prior to finalization of the draft guidance documents and could even require the Company to recall its micronized products.

The FDA has recently announced that it intends to begin enforcement of regulations to manufacturers of certain biologics tissue products, including the products that we currently purchase through supply agreements with those identified manufacturers. If the FDA were to take enforcement action against our suppliers, it would have a material adverse impact to our operations.

During November 2017, the FDA issued guidance documents to clarify the FDA’s interpretation of the risk-based criteria manufacturers used to determine which manufactured tissue products are subject to the FDA’s premarket review and in order to be lawfully marketed in the United States, require an FDA-approved BLA.

The FDA intends to exercise enforcement discretion for 36 months with regard to allowing manufacturers for certain products that are subject to the FDA’s premarket review under the existing regulations, but are not currently meeting these requirements.

The Company believes that the current products it distributes fall under the scope of these regulations and that the new regulatory restrictions being implemented by the FDA are intended to assure that all parties involved in the chain of gathering, processing, distributing and/or administrating RAAM related products have met the required standards to assure that the manufacturing, marketing the administration of the RAAM regulated products are not misleading and are performed in a safe and ethical manner and in accordance with the “objective intent” of the manufacturer.

There is no assurance that the FDA will not take enforcement action against our suppliers in connection with the products we purchase from them and sell to our customers. Furthermore, our supply agreements provide that we comply with all FDA requirements for in the use of the products we purchase from our suppliers, including the way we market the products to our customers, including our representatives and sub-distributors, and any activities that we take that might be inconsistent with the “manufacturers objective intent”, including potential significant safety concerns on how the products are being administered as well as the diseases and conditions for which they are being used. If the FDA were to take any adverse action against our supplier and/or it is determined that any of our activities are the basis for FDA enforcement against our supplier, it will have a significant adverse effect on our operations.

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

In November 2017, the FDA released four guidance documents (two final, two draft) in an effort to implement a “comprehensive policy framework” for existing laws and regulations governing regenerative medicine products, including human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). These guidance documents build upon the previous regulatory framework for these products, which was completed in 2005. The Comprehensive regenerative medicine policy framework intends to spur innovation, efficient access to potentially transformative products, while ensuring safety & efficacy.

The framework builds upon the FDA’s existing risk-based regulatory approach to more clearly describe what products are regulated as drugs, devices, and/or biological products. Further, two of the guidance documents propose an efficient, science-based process for helping to ensure the safety and effectiveness of these therapies, while supporting development in this area. The suite of guidance documents also defines a risk-based framework for how the FDA intends to focus its enforcement actions against those products that raise potential significant safety concerns. This modern framework is intended to balance the agency’s commitment to safety with mechanisms to drive further advances in regenerative medicine so innovators can bring new, effective therapies to patients as quickly and safely as possible. The policy also delivers on important provisions of the Act.

Although the FDA has not changed its basic approach to regulating HCT/Ps, the agency intends to exercise enforcement discretion for 36 months with regard to 351 HCT/Ps requiring premarket approval. The guidance states that, in order to “give manufacturers time to determine if they need to submit an IND or marketing application in light of this guidance,” the FDA intends to exercise enforcement discretion (i.e., the agency may permit marketing without an approved marketing application) if the HCT/P “is intended for autologous use and its use does not raise reported safety concerns or potential significant safety concerns.”

The Company believes that the new regulatory restrictions being implemented by the FDA are intended to assure that all parties involved in the chain of gathering, processing, distributing and/or administrating RAAM related products have met the required standards to assure that the manufacturing, marketing the administration of the RAAM regulated products are not misleading and are performed in a safe, ethical and in accordance with “objective intent”.

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

Risks Relating to Ownership of Our Common Stock

Our articles of incorporation allow for our board to create a new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors have the authority to issue up to 10,000,000 shares of our preferred stock terms of which may be determined by the Board without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

You may experience dilution of your ownership interests because of the future issuance of additional shares of common stock.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our shareholders. We may also issue additional shares of our securities that are convertible into or exercisable for common stock, as the case may be, in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of common stock may create downward pressure on the value of our securities. There can be no assurance that we will not be required to issue additional shares of common stock, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which our shares may be valued or are trading in a public market.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our Company’s industry;

•	additions or departures of key personnel;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

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

We are awaiting approval from FINRA to proceed with our intention to reduce our authorized shares of common stock and to reverse split the issued and outstanding shares of the common stock on a ratio of seventeen (17) current shares for one (1) share of new shares, of which the impact to the trading price of our common stock and/or the liquidity for trading our common stock may be adverse to current stockholders and may not result in desired benefits to the Company.

On May 8, 2018, the Board adopted resolutions to (i) amend its Articles of Incorporation to reduce the number of authorized shares of common stock from 750,000,000 to 250,000,000 and (ii) reverse split the issued and outstanding shares of the Company’s common stock on a ratio of seventeen (17) current shares for one (1) share of new shares. On May 9, 2018, shareholders holding a majority in interest of the voting power of the Company (86.9%) approved the amendment and the reverse stock split. On June 1, 2018, the Company filed a Company-Related Action Notification with FINRA (“Notification Form”) to provide notice of certain proposed actions by the Company, including the amendment and reverse stock split. On June 18, 2018, the Company filed a Certificate of Correction with the Secretary of State of Nevada to reverse the amendments related to the Reverse Split, and will file a new Certificate of Amendment with the Secretary of State of Nevada to effectuate the Reverse Split once the Reverse Split has been effectuated in the marketplace by FINRA. FINRA has recently informed the Company that it will not approve and process announcements for these Company-Related Actions until the Company’s delinquencies in its Exchange Act reports with the SEC have been fully resolved and a new Notification Form is submitted. At such time as FINRA processes the announcements, the Company will effect the reverse split of its common stock and amend its Articles to reduce its authorized common stock.

The Company believes the reverse split will bring value to the issued and outstanding shares of the Company by limiting dilution of operating results by an excessive number of shares overhanging the market. If the reverse split does not bring value to the current shareholders and/or our ability to attract prospective investors, including possible adverse impact to the trading price of our common stock and/or the liquidity for trading our common stock, it would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

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

Our common stock is currently owned and/or controlled by executive management of the Company. Management Business and Associates, LLC, a company controlled by our Chief Executive Officer, currently owns 51% of our common stock. Executive management and Management Business and Associates LLC currently have significant ability to influence the election of our directors and the outcome of matters submitted to our stockholders.

Currently, there are 432,290,110 shares of common stock outstanding, of which 375,680,263 shares of common stock (approximately 86.9% of the outstanding shares of common stock) are owned and/or controlled by our four executive officers, Manuel E. Iglesias (though his controlling interest in Management Business and Associates LLC), Albert Mitrani, Ian T. Bothwell and Dr. Maria Mitrani, and two of the members of management are spouses, Albert Mitrani and Dr. Maria Mitrani. In addition, Mr. Iglesias and Mr. Mitrani comprise two of our three members of the Board of Directors. As a result, the foregoing persons have the ability to significantly influence the outcome of issues submitted to our stockholders. Although our officers and directors have a fiduciary obligation to the Company stockholders, their interests may not always coincide with our interests or the interests of other stockholders. As a consequence, it may be difficult for the other stockholders to remove our management. The ownership of these officers/directors could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We identified material weaknesses in our internal controls over financial reporting that existed at October 31, 2017. If we fail to properly identify or remediate any future weaknesses or deficiencies, or fail to achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. At October 31, 2017, our management determined that our internal controls over financial reports were ineffective. Although management intends to implement remedial actions to correct these inefficiencies, there can be no assurance that our remedial measures will be sufficient to address the material weaknesses or that our internal control over financial reporting will not be subject to additional material weaknesses in the future. If the remedial measures that we take are insufficient to address the material weaknesses or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. Additionally, we may encounter problems or delays in implementing any changes necessary for management to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Effective August 1, 2016, the Company’s corporate administrative offices were moved to office space located at 515 North Shore Drive, Miami Beach, Florida 33141. The office space is leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Maria Mitrani, the Chief Science Officer and director of the Company. The term of the lease is 24 months and the monthly rent is $2,500. The Company paid a security deposit of $5,000. During April 2018, the lease term was extended for an additional 24 months and the monthly rent was increased to $2,800 effective upon commencement of the renewal term.

In connection with the executive employment agreement between the Company and our Chief Financial Officer, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by the Chief Financial Officer for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) for office space in Los Angeles, California.

We also maintain websites located at www.bpsrhealth.com and www.organicell.com, the contents of which are not incorporated into this Report. Our telephone number is (888) 963-7881.

From October 2016 through June 2017, we rented laboratory and general office space located at 1951 NW 7th Ave., Suite 300, Miami, Florida 33136 pursuant to a Services Agreement, dated October 26, 2016, between Biotech Products Services and Research, Inc., as licensee, and CIC Miami, LLC, as licensor, for approximately $3,000 per month. During May 2017, in connection with our desire to relocate our existing laboratory, we entered into a five year lease agreement between Anu Life Sciences Inc. and Sunwest Office Park, LLC for approximately 3,500 square feet of laboratory and general office space located at 15491 SW 12th Street, Sunrise, FL 33326. The lease agreement was effective July 1, 2017 and provided for the ability of ANU to begin moving into the premises beginning June 20, 2017. In accordance with the terms of the lease for our existing laboratory facility, the Company provided its notice of termination and as of June 20, 2017 completed the relocation of the laboratory and office facilities to the new location. The term of the lease commenced on July 1, 2017, and provided for $66,395 of minimum rent in year 1 to $90,580 of minimum rent in year 5 and annual adjustments of ANU’s proportionate share of operating expenses, including real estate taxes. In connection with the Sale on February 5, 2018, the lease was assigned to Vera and the Company no longer is obligated under the lab lease.

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

	High	Low

2016 Fiscal Year
1st Quarter ended January 31, 2016	$0.8000	$0.4500
2nd Quarter ended April 30, 2016	$1.2500	$0.2600
3rd Quarter ended July 31, 2016	$0.3000	$0.0700
4th Quarter ended October 31, 2016	$0.1200	$0.0500

2017 Fiscal Year
1st Quarter ended January 31, 2017	$0.0900	$0.0300
2nd Quarter ended April 30, 2017	$0.0900	$0.0100
3rd Quarter ended July 31, 2017	$0.0400	$0.0100
4th Quarter ended October 31, 2017	$0.0200	$0.0100

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

Description of Securities

General

Pursuant to our Articles of Incorporation, as amended, we are authorized to issue up to 750,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

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

On May 8, 2018, the Board adopted resolutions to (i) amend its Articles of Incorporation to reduce the number of authorized shares of common stock from 750,000,000 to 250,000,000 and (ii) reverse split the issued and outstanding shares of the Company’s common stock on a ratio of seventeen (17) current shares for one (1) share of new shares. On May 9, 2018, shareholders holding a majority in interest of the voting power of the Company (86.9%) approved the amendment and the reverse stock split. On June 1, 2018, the Company filed a Company-Related Action Notification with FINRA (“Notification Form”) to provide notice of certain proposed actions by the Company, including the amendment and reverse stock split. On June 18, 2018, the Company filed a Certificate of Correction with the Secretary of State of Nevada to reverse the amendments related to the Reverse Split, and will file a new Certificate of Amendment with the Secretary of State of Nevada to effectuate the Reverse Split once the Reverse Split has been effectuated in the marketplace by FINRA. FINRA has recently informed the Company that it will not approve and process announcements for these Company-Related Actions until the Company’s delinquencies in its Exchange Act reports with the SEC have been fully resolved and a new Notification Form is submitted. At such time as FINRA processes the announcements, the Company will effect the reverse split of its common stock and amend its Articles to reduce its authorized common stock.

Common Stock

As of November 1, 2018, 432,290,110 shares of our common stock were outstanding.

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

Amended and Restated By-laws

On March 8, 2017, and December 13, 2017, the Board amended and restated the by-laws of the Company (the “Second Amended and Restated By-laws”).

Pursuant to Section 4.08(c) of the Second Amended and Restated By-laws, the following actions may not be taken without the approval of a supermajority (as defined below) of the full Board of Directors:

•	a change of the Company’s name;

•	a change in the location of the Company’s headquarters from Miami, Florida to another city;

•	the entry or exit from a line of business of the Company;

•	the hiring or termination of any C-level executives of the Company or any subsidiary of the Company;

•	the entry, amendment or termination of any employment agreement with an executive officer of the Company;

•	the removal of any member of the Board of Directors;

•	the appointment of a person to fill a vacancy of the Board of Directors;

•	the increase or decrease in the size of the Board of Directors;

•	the designation of a class of Preferred Stock of the Company and/or the amendment of the rights, privileges and obligations of any designated Preferred Stock;

•	the declaration and issuance of any dividend;

•	the forward or reverse split of the securities of the Company or any reclassification or exchange thereof;

•	the sale, exchange or other disposition of the Company’s assets with an aggregate value of at least $100,000 or all, or substantially all, of the Company’s assets, whichever is less, occurring as part of a single transaction or plan, or in multiple transactions over a six (6) month period, except in the orderly liquidation and winding up of the business of the Company upon its duly authorized dissolution;

•	the acquisition of the stock or assets of another entity or the merger therewith, regardless of the nature or amount of consideration given therefor;

•	the issuance or re-issuance of any equity securities; or any debt securities convertible into equity securities; or any rights, options, or warrants to acquire any equity securities;

•	the registration of any class of securities of the Company with the Securities and Exchange Commission or the withdrawal of any registration of any class of securities of the Company;

•	investing in any other entity or the establishment of a joint venture with another party;

•	the entering into any financing transaction with a third party in excess of $100,000;

•	the making of any capital expenditure in excess of $100,000;

•	the creation, assumption, issuance, or incurring any indebtedness in excess of $50,000 per obligation;

•	the signing of checks in excess of $50,000 drawn upon the bank account or accounts of the Company in connection with a single transaction or series of related transactions;

•	any act which would make it impossible to carry on the ordinary business of the Company;

•	any transactions between the Company and any member of the Board of Directors or executive officers or any affiliates or family members of such persons;

•	the confession of a judgment against the Company; and

•	the amendment of the By-laws.

For purposes of Section 4(a)(8), a “supermajority” of the full Board of Directors shall consist of:

•	A minimum of three (3) members if four (4) members are entitled on the matter(s) presented;

•	A minimum of four (4) members if five (5) members are entitled on the matter(s) presented; and

•	A majority of the members if six (6) or more members are entitled on the matter(s) presented.

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

Holders of Our Common Stock

As of November 1, 2018, we had approximately 65 record holders of our common stock.

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

Notwithstanding the foregoing vesting schedule, the unvested portion of the Warrant shall be accelerated upon the achievement of the milestones set forth below, to the satisfaction of the Board in its sole discretion and contingent upon Mr. Bothwell’s continued employment at the time of consummation:

1. 25% upon the consummation of an equity or debt financing subsequent to the Effective Date and resulting in gross proceeds of at least $300,000, including, but not limited to, the currently contemplated financing in connection with the SPA; and
2. 25% upon the consummation of a series of equity or debt financings subsequent to the Effective Date resulting in aggregate process gross proceeds in excess of $1,500,000 .

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

On March 8, 2017, in connection with Mr. Suddarth’s employment agreement, the Company granted Mr. Suddarth a warrant to purchase, on a cashless basis, 23,850,000 shares of the Company’s common stock at an exercise price of $0.02 per share, the closing price of common stock of the Company on March 8, 2017, exercisable in accordance with the vesting schedule below until the tenth (10th) anniversary of the date of issuance:

▪	Immediately on the Effective Date, fifty percent (50%) of the Warrants shall vest and, thereafter, the remaining fifty percent (50%) shall vest in 18 equal monthly installments beginning on March 31, 2017 and continuing for 17 consecutive monthly periods thereafter or until Suddarth no longer remains employed by the Company, whichever is earlier.

▪	Notwithstanding the foregoing vesting schedule, the unvested portion of the Warrant shall be accelerated upon the achievement of the milestones set forth below, to the satisfaction of the Board in its sole discretion and contingent upon Mr. Suddarth’s continued employment at the time of consummation:

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

In connection with the Sale of ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Operating Officer, he agreed to forfeit 53,300,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant him 7,500,000 shares of newly issued common stock of the Company (valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale).

In connection with the Sale of ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Technology Officer, the Chief Technology Officer agreed to forfeit 23,850,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Technology Officer 7,500,000 shares of newly issued common stock of the Company (valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale).

In connection with the amendment to the Chief Financial Officer’s employment agreement on April 6, 2018, the terms of the remaining warrants previously granted to the Chief Financial Officer were modified to provide that in the event of an occurrence of a change in control or termination of the employment (as defined in the agreement), pursuant to the terms thereof, the exercise price for all outstanding warrants granted to the Chief Financial officer to purchase common stock of the Company during the term of his employment agreement shall be reduced to $0.001 per share.

In connection with the amendment to the Chief Science Officer’s employment agreement on April 6, 2018, the terms of the remaining warrants previously granted to the Chief Science Officer were modified to provide that in the event of an occurrence of a change in control or termination of the employment (as defined in the agreement), pursuant to the terms thereof, the exercise price for all outstanding warrants granted to the Chief Science Officer to purchase common stock of the Company during the term of her employment agreement shall be reduced to $0.001 per share.

In connection with the Reorganization Plan, the CFO and CSO each agreed to exercise on a cashless basis all of their warrants to purchase 53,300,000 and 23,850,000 shares of common stock of the Company, respectively. Based on the closing price of the Company’s common stock on the Effective Date of $0.016 per share and the warrant exercise price of $0.001 per share, the CFO and CSO were required to use 4,675,439 and 2,092,105 shares of common stock received from the exercise of the warrants, respectively, to pay for the exercise price for exercising all of the warrants.

Change in Control

On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization Plan”) whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of common stock, par value $0.001 per share of the Company, representing 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company. The Reorganization Plan was retroactive as of April 13, 2018 (“Effective Date”). The Reorganization Plan also provided for the cancelation and termination of the Company’s previously issued and outstanding Series A Preferred Stock and Series B Preferred Stock. As a result of the above Reorganization Plan, Mr. Iglesias acquired controlling interest of the Company. As a result, Mr. Iglesias, has the sole ability to significantly influence the outcome of issues submitted to our stockholders. In addition, the total ownership held by our officers and directors as a group is approximately 86.9% As a consequence, it may be difficult for the other stockholders to remove our management. The ownership / control by these officers/directors could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We are not aware of any other arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company. However, pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 10 million shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our Board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock.

Pursuant to our Second Amended and Restated Bylaws, the consent of a “supermajority” (as defined the Bylaws and dependent on how many directors there are at the time) of the Board is required for various actions which might be taken in connection with delaying or preventing a change in control of the Company desired by a majority of our Board of Directors, including, but not limited to, (i) the sale, exchange or other disposition of the Company’s assets with an aggregate value of at least $100,000 or all, or substantially all, of the Company’s assets, whichever is less, occurring as part of a single transaction or plan, or in multiple transactions over a six (6) month period, except in the orderly liquidation and winding up of the business of the Company upon its duly authorized dissolution, (ii) the acquisition of the stock or assets of another entity or the merger therewith, regardless of the nature or amount of consideration given therefor. Other than the foregoing, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control of our Company.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the end of the fiscal year ended October 31, 2017.

Recent Sales of Unregistered Securities

•	From November 2015 to March 2016, the Company sold an aggregate of 364,685 Units to various investors. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrants and One Class B Warrants. As a result of the above transactions, the Company issued a total of 729,370 shares, Class A warrants to purchase 364,685 common shares and Class B warrants to purchase 364,685 common shares. The Class A Warrant entitles the holder thereof to purchase one share of our common stock for $0.50 until the fourth anniversary of the date the warrant was originally issued. The Class B Warrant entitles the holder thereof to purchase one share of our common stock for $1.00 until the fourth anniversary of the date the warrant was originally issued.
•	During April 2016, the Company sold 25,000 shares of common stock to an individual for cash proceeds of $5,000.
•	During July 2016, the Company sold 2,200,000 shares of common stock to investors for cash proceeds of $92,000 (net of $18,000 in offering costs). The proceeds were used for working capital.
•	During August 2016, the Company sold 62,500 shares of common stock to an “accredited investor” at $0.08 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.
•	During September 2016, the Company sold 2,000,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.
•	During January 2017, the Company sold 100,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.

•	From January 2017 to February 2017, the Company sold an aggregate of 900,000 Units. Each Unit cost $0.10 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a total of 1,800,000 shares, Class A warrants to purchase 900,000 common shares and Class B warrants to purchase 900,000, common shares for total proceeds of $90,000. The Class A Warrant and Class B Warrant have exercise prices of $0.075 and $0.15, respectively, and have a three-year term.
•	During February 2017, the Company sold 250,000 shares of common stock to a related party at $0.04 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.
•	On February 14, 2017, the Company entered into a participation agreement (“Agreement”) with Mr. Peter Taddeo (“Taddeo”) and Mr. Wayne Rohrbaugh (“Rohrbaugh”), two non-affiliated accredited investors (collectively, the “Investors”) in connection with the Company’s endeavor to obtain a license to dispense medical cannabis in Florida. Pursuant to Agreement, Taddeo and Rohrbaugh each invested $150,000 in the Company and the Company immediately established Mint Organics, Inc., a subsidiary of and controlled by the Company, and Mint Organics Florida, Inc., a subsidiary of and controlled by Mint Organics Inc., each dedicated to pursue the objectives of the Agreement. In connection with the Agreement, $150,000 of the proceeds received from the Investors was obligated to be used to fund the operations of Mint Organics, Inc. and/or Mint Organics Florida, Inc. and the remainder was to be used for working capital of the Company. In connection with the Agreement, Mint Organics issued to each of Taddeo and Rohrbaugh (i) 150 shares of Mint Series A Preferred Stock and (ii) a warrant exercisable for up to 150,000 shares of Organicell’s common stock for $0.15 per share exercisable from the date of issuance until the third anniversary of the date of issuance.
•	On March 8, 2017, in consideration for consulting services rendered to the Company and Mint Organics, Inc., the Company granted 100,000 shares of unregistered common stock valued at $0.02 per share, the closing price of the common stock of the Company on the date hereof, to a consultant.
•	On March 17, 2017, Mint Organics Florida initiated an offering to raise up to $1,000,000 in exchange for up to 212.5 shares of Class B Common Stock (the “Offering”), representing approximately 10.0% of the outstanding equity of Mint Organics Florida as of the date of the Offering. The proceeds of the Offering are to be used for general working capital purposes. On April 6, 2017, Mint Organics received proceeds of $100,000 in connection with the sale of 21.25 units to an investor in connection with the Offering.
•	On March 29, 2017, the Company entered into a Securities Purchase Agreement, dated March 29, 2017 (“SPA”), with an unaffiliated “accredited investor” (“Agent”), Dr. Bruce Werber, the Company’s Chief Operating Officer and a member of the Board of Directors of the Company (“Werber”), and Ian T. Bothwell, the Company’s Chief Financial Officer and member of the Board of Directors (“Bothwell”) (each, including its successors and assigns, a “Purchaser“ and collectively, the “Purchasers”). The transactions contemplated by the SPA were consummated on April 3, 2017. Pursuant to the SPA, the Purchasers shall be entitled to purchase a 10% Original Issue Discount Convertible Secured Promissory Note and Guarantee in the principal amount of up to $1,666,667, corresponding to a subscription amount of up to $1,500,000 (“Note”). The purchase of the Note is to occur in several tranches (each a “Tranche”) pursuant to the terms and conditions of the SPA. In connection with the terms of the SPA, the Purchasers agreed to subscribe to the initial Tranche through the second Tranche for an amount in the aggregate of up to $600,000 (subject to adjustment as described in the SPA) corresponding to an aggregate of up to $666,667 in principal amount of the Note. The initial Tranche of $475,000 (which correlates to a principal amount of $527,778 of the Note) was consummated on the closing of the SPA, of which an aggregate of $300,000 (which correlates to a principal amount of $333,333 of the Note) was funded through the rollover of unreimbursed advances and expenses made to the Company by Werber and Bothwell prior to the closing date of the SPA and the remaining $175,000 was funded at Closing by the Agent. The second Tranche for $125,000 ($138,889 in principal amount of the Note) was required to be funded to the Company by the Agent on July 15, 2017, upon the Company’s request, subject to certain conditions contained in the SPA. The Company did not request the Agent to fund the second Tranche.

•	On March 29, 2017, in connection with the terms of the SPA, the Company issued the Agent, Dr. Werber and Mr. Bothwell a total of 2,000,000, 1,000,000 and 1,000,000 common shares of the Company, respectively.
•	On May 17, 2017, in connection with the Taddeo Agreement, the Company granted Taddeo 1,000,000 shares of unregistered common stock. The value of the stock grant was determined to be $12,000 based on the closing price of the common stock of the Company on the date of grant ($0.12 per share). The shares vest on the date Mint Organics, through one of its subsidiaries, obtains a license from a state to dispense cannabis or December 31, 2017, whichever is earlier, and provided that Taddeo’s employment has not been terminated prior to the time the vesting conditions have been met. The Company has recorded amortization expense totaling $8,800 for the period from date the stock grant was issued through October 31, 2017 as additional stock-based compensation.
•	On June 22, 2017, Mint Organics entered into an unsecured loan agreement with a third party and a principal balance of $60,000, an annual interest rate of 10%, and all accrued and unpaid interest and outstanding principal are due on the one-year anniversary of the note (“Maturity Date”). Interest expense for the year ended October 31, 2017 was $2,170. The loan was not repaid on the Maturity Date as required and remains outstanding.
•	During January 2018, the Company sold 4,062,500 shares of common stock to four “accredited investors” at $0.016 per share for an aggregate purchase price of $65,000. The proceeds were used for working capital.
•	In connection with the Sale of the ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Operating Officer, the Chief Operating Officer agreed to forfeit 53,300,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Operating Officer 7,500,000 shares of newly issued common stock of the Company valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale. The Company will record $82,500 of stock-based compensation expense based on the grant date fair value of these shares during the period that the shares were granted.
•	In connection with the Sale of the ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Technology Officer, the Chief Technology Officer agreed to forfeit 23,850,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Technology Officer 7,500,000 shares of newly issued common stock of the Company valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale. The Company will record $82,500 of stock-based compensation expense based on the grant date fair value of these shares during the period that the shares were granted.
•	During February 2018, the Company sold 1,250,000 shares of common stock to an “accredited investor” at $0.016 per share for an aggregate purchase price of $20,000. The proceeds were used for working capital.
•	During March 2018, the Company sold 313,500 shares of common stock to an “accredited investor” at $0.016 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.
•	During April 2018, the Company sold 625,000 shares of common stock to two “accredited investors” at $0.016 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.
•	In connection with the Reorganization Plan, The CFO and CSO each agreed to exercise on a cashless basis all of their warrants to purchase 53,300,000 and 23,850,000 shares of common stock of the Company, respectively. Based on the closing price of the Company’s common stock on the Effective Date of $0.016 per share and the warrant exercise price of $0.001 per share, the CFO and CSO were required to use 4,675,439 and 2,092,105 shares of common stock received from the exercise of the warrants, respectively, to pay for the exercise price for exercising all of the warrants.

•	Effective April 13, 2018, the CFO and CSO were each granted 4,675,439 and 2,092,105 shares of common stock of the Company, respectively valued at $0.016 per share, based on the closing price of the common stock of the Company on the effective date of the grant. The newly granted shares vest immediately and the Company will record stock-based compensation of $74,807 and $33,474, respectively, during the period that the shares were granted.
•	On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization Plan”) whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of common stock, par value $0.001 per share of the Company, representing 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’, agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company. The Reorganization Plan was effective as of April 13, 2018 (“Effective Date”).
•	On June 20, 2018, the Company issued a total of $150,000 of convertible 6% debentures (“150,000 Debentures”) to an accredited investor. The principal amount of the $150,000 Debentures, plus accrued and unpaid interest through June 30, 2019 are payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $150,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $150,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $150,000 Debentures.
•	On August 10, 2018, the Company issued a total of $100,000 of convertible 6% debentures (“100,000 Debentures”) to two accredited investors. The principal amount of the $100,000 Debentures, plus accrued and unpaid interest through July 31, 2019 are payable on the 10th business day subsequent to July 31, 2019, unless the payment of the $100,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $100,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $100,000 Debentures.

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

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

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

Unless stated otherwise, the words “we,” “us,” “our,” the “Company” or “Biotech Products Services and Research,” “Organicell” in this section collectively refer to Biotech Products Services and Research, Inc., a Nevada corporation, and its subsidiaries.

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

During the fiscal year ended October 31, 2016, our revenues were lower than projected primarily due to the Company’s ongoing cash restraints which limited the ability of the Company to attract and retain sales related personnel and the level of advertising and social media marketing efforts that could be deployed towards increasing revenues. In addition, our costs from third party suppliers of the products the Company sold were higher than projected due to the Company’s inability to provide minimum guarantees on purchase commitments and the Company was unable to negotiate terms with these suppliers for private labeling and/or granting of exclusive sales territories, factors important to many independent distributors.

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

In connection with this strategy, during November 2016, the Company announced additions to its executive management team, including Chief Operating Officer, Dr. Bruce Werber; Chief Financial Officer, Mr. Ian T. Bothwell; and Chief Science Officer, Dr. Maria Ines Mitrani, who joined Chief Executive Officer, Mr. Albert Mitrani. On March 8, 2017, the Company appointed Mr. Terrell Suddarth as the Chief Technology Officer. Messrs. Mitrani, Werber, Bothwell, and Suddarth and Ms. Mitrani are collectively referred to as the “Management Team.” The Company believes that the Management Team provides itself with significant industry, technical and financial related experience as the Company begins the launch and expansion of the supply of newly developed innovative amnion placental tissue products. Each member of the Management Team also serve as members of the Board of Directors of the Company and each has executed employment agreements with the Company.

During January 2017, Anu Life Sciences Inc., a Florida corporation and wholly-owned subsidiary of the Company (“Anu”), announced that it successfully completed several trial production runs of its first amnion placental tissue product (“New Amnio Product”). During February 2017, the Company received satisfactory validation for its first production batch of the New Amnio Product and commenced shipping the New Amnio Product to customers. Since the release of the New Amnio Product, Anu has developed other placental tissue derived products for commercial sale to Providers in the health care industry. Anu’s products developed were sold through Anu’s designated distributor and affiliate, General Surgical Florida Inc., a Florida corporation and wholly-owned subsidiary of the Company (“General Surgical”), under the name “Anu Rheo” and “Vendaje.”

Although the Company was successful in developing products for distribution, the Company began exploring options to sell the assets comprising the manufacturing operations operated by Anu in order to mitigate the substantial ongoing operating risks associated with the operations of the manufacturing facility, including (a) the lack of adequate working capital which prevented the ability of the Company to pay wages to any of its key executives since November 2016, and the looming realization that the services of the key executives would not remain indefinitely without additional funding, (b) the lack of working capital which prevented the ability of the Company to hire additional sales and manufacturing personnel and other critically needed staff and to make required payments to vendors, (c) existing and newly issued FDA guidelines governing Anu’s manufacturing operations that were projected to require significant additional capital resources to be deployed to satisfactorily meet regulatory requirements within specified deadlines, (d) continuing difficulties to demonstrate to the Company’s current and potential distributors and customers of the Company’s financial stability and ability to remain a going concern and in compliance with FDA guidelines, important considerations of distributors and customers in selecting suppliers for the products which were being manufactured and supplied by Anu, and (e) the concern over the inability to make the upcoming principal and interest payments due on the Company’s convertible promissory notes which were to become due and payable in full on March 29, 2018 or sooner, in the event of default. The convertible promissory notes were secured by all of the Company’s assets and any event of default in the future would have caused a material adverse impact on the Company’s operations.

Effective February 5, 2018 (“Closing Date”), Vera Acquisition LLC, a Utah limited liability company ("Vera"), Organicell, ANU and General Surgical, executed an Asset Purchase Agreement ("Purchase Agreement") pursuant to which ANU sold or transferred to Vera their right, title and interest in certain tangible and other assets associated with its manufacturing operations, including, prepaid expenses, raw and finished goods inventory, a long term lease for ANU’s laboratory facility in Sunrise, Florida (including associated security deposits), furniture and equipment, and certain intellectual property rights and General Surgical transferred its rights to certain third-party distribution agreements between General Surgical and distributors of products manufactured by ANU (“Sale”) in exchange for a cash payment of $950,000 and execution of a long term distribution agreement with Organicell (“Organicell Distribution Agreement”) which provided Organicell, or its designees, certain exclusive and non-exclusive rights to distribute future products to be manufactured by Vera, including products that were developed and produced by ANU prior to the Closing Date and additional products that may be developed and produced by Vera in the future. In connection with the Sale, Vera received credit for $100,000 previously paid by it to ANU for prepaid product supply which was not yet delivered to Vera as of the Closing Date. During August 2018, Vera notified the Company that it was no longer in the business originally acquired in connection with the Sale and that it was no longer able to supply products to the Company under the Organicell Distribution Agreement (“Vera Exit”). As a result of the Vera Exit, the Company is once again relying on short-term supply agreements with other third party manufacturers to provide it with the products it currently distributes.

In connection with the Sale, Vera arranged for the employment of the Company’s COO and CTO effective upon the closing of the Sale. In connection with such employment, the COO and CTO each entered into a Separation and General Release Agreement with the Company effective upon the closing of the Sale which provided for their immediate resignation from the Company and its subsidiaries, and the settlement of all obligations of each party to the other pursuant to the respective employment agreements, including the release of all rights the Company may have held in any intellectual property of the COO and CTO and any non-compete restrictions on the COO and CTO. In connection with such releases, each of the COO and CTO agreed to forfeit all warrants previously granted and outstanding (a total of 77,150,000 warrants to purchase shares of common stock of the Company), forfeit any and all accrued and unpaid amounts owing under the employment agreements for past due wages, benefits, severance obligations, unreimbursed expenses and any other obligations owing to one another as of the date of the Closing Date in exchange for a grant of 7,500,000 shares of restricted common stock of the Company to each of the COO and CTO (valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale).

The Company’s decision to sell the assets comprising the manufacturing operations operated by ANU was made in order to mitigate the substantial ongoing operating risks associated with the operations of the manufacturing facility, including (a) the lack of adequate working capital which prevented the ability of the Company to pay wages to any of its key executives since November 2016, and the looming realization that the services of the key executives would not remain indefinitely without additional funding, (b) the lack of working capital which prevented the ability of the Company to hire additional sales and manufacturing personnel and other critically needed staff and to make required payments to vendors, (c) existing and newly issued FDA guidelines released in November 2017 governing ANU’s manufacturing operations that were projected to require significant additional capital resources to be deployed to satisfactorily meet regulatory requirements within specified deadlines, (d) continuing difficulties to demonstrate to the Company’s current and potential distributors and customers of the Company’s financial stability and ability to remain a going concern and in compliance with FDA guidelines, important considerations of distributors and customers in selecting suppliers for the products which were being manufactured and supplied by ANU, and (e) the concern over the ability to make the upcoming principal and interest payments due on the Company’s convertible promissory notes which were to become due and payable in full on March 29, 2018 or sooner, in the event of default. The convertible promissory notes were secured by all of the Company’s assets and any event of default in the future would have caused a material adverse impact on the Company’s operations.

After the completion of the Sale, the Company remains in the business of selling and distributing regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals but relies on supply arrangements with third-party manufacturers or indirectly from distributors of third-party manufacturers, rather than from products internally manufactured, for the supply of these advanced biologically processed cellular and tissue based products.

Since the Sale was completed, including the departure of several key executives, the Company had been unsuccessful in generating sufficient revenues and as a result continued to have a lack of working capital to meet current operating costs, hiring of additional sales personnel, pay past due accounts payable obligations to its vendors, pay past due and/or current salaries to its remaining management or fund potential growth opportunities. Because of such uncertainties, there still existed substantial doubt as to the Company’s ability to continue as a going concern.

On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization Plan”) whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of its common stock of the Company, representing 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company. The Reorganization Plan was effective as of April 13, 2018 (“Effective Date”).

Prior to the execution and effectiveness of the Reorganization Plan, Mr. Iglesias moved from his position as Chief Executive Officer to a position as Co-Chairman of the Board of Hygea Holdings Corp., a Florida corporation (“Hygea”), a diversified healthcare holding company that owns physician practices, ancillary services companies (e.g., pharmacies, therapies and diagnostic facilities), independent physician associations (“IPAs”), and other medical service entities that provide seamless care to commercial, Medicare and Medicaid patients. As the newly appointed Chief Executive Officer of the Company, Mr. Iglesias intends to bring his extensive industry experience and relationships to attract capital and industry leaders to the Company as the Company seeks to stabilize, expand and grow the business into becoming a leading supplier of services, products and therapies for the regenerative health care sector, including expansion into the rapidly growing wellness sector, and to pursue clinical studies and certifications for specific disease states using the expedited FDA program for regulatory approval for regenerative medicine advance therapies (“RMAT”). As part of the Company’s efforts to raise capital, the Company has recently initiated and/or completed several important corporate governance changes to simplify the Company’s capital structure and to attract investment capital including:

1.	On May 21, 2018, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the Company’s name from Biotech Products Services and Research, Inc. to Organicell Regenerative Medicine, Inc., effective June 20, 2018 in order to express more clearly the Company’s focus in the stem cell business (the “Name Change”). As discussed below, the Name Change has not been effectuated in the marketplace by FINRA.

2.	On May 21, 2018, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to effectuate a reverse stock split of one (1) new share for each seventeen (17) shares issued and outstanding as of the record date of May 21, 2018, with resulting fractional shares being rounded up to the nearest whole number, and a reduction in the authorized shares from 750 million to 250 million (the “Reverse Split”). On June 18, the Company filed a Certificate of Correction with the Secretary of State of Nevada to reverse the amendments related to the Reverse Split, and will file a new Certificate of Amendment with the Secretary of State of Nevada to effectuate the Reverse Split once the Reverse Split has been effectuated in the marketplace by FINRA.

Based on the current amount of common shares outstanding, after given effect to the Reverse Split, the amount of common shares outstanding of the Company will be reduced from 432,290,110 to 25,428,830. The Company believes the Reverse Split will bring value to the issued and outstanding shares of the Company by limiting dilution of operating results by an excessive number of shares overhanging the market. As discussed below, the Reverse Split has not been effectuated in the marketplace by FINRA.

3.	On June 14, 2018, the Company filed a Certificate of Withdrawal with the Secretary of State of Nevada thereby withdrawing and terminating all previously issued designations of the Company’s Series A Preferred Stock and Series B Preferred Stock. The Company cancelled the Company’s authorized and outstanding Series A Preferred Stock and Series B Preferred Stock in order to provide investors with greater confidence in the value to the issued and outstanding shares of the Company by limiting dilution of operating results and limitation on preferences granted to other investors.

4.	The Company reached agreement with its key executive management in connection with the Reorganization Plan to terminate their prior employment agreements in favor of new employment agreements which reduce the overall minimum compensation burden to the Company.

5.	The Company reconstituted its Board of Directors and appointed an independent outside director.

On June 1, 2018, the Company submitted an Issuer Company-Related Notification Form (“June 1 Notification Form”) with the Financial Industry Regulatory Agency (“FINRA”) pursuant to Rule 10b-17 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding the Name Change and Reverse Split. However, due to the Company’s delinquency its Exchange Act reports with the SEC by failing to file this Annual Report and its Quarterly Reports for the quarters ended January 31, 2018 and April 30, 2018, FINRA did not announce or effectuate the Name Change or Reverse Split in the marketplace. FINRA has since informed the Company that as a result of the length of time before the Company expects to file its delinquent Exchange Act reports with the SEC, a new Issuer Company-Related Notification Form will be required to be submitted for approval upon the Company becoming current in its Exchange Act filings. We intend to resubmit an Issuer Company-Related Notification Form with FINRA and we anticipate that FINRA will announce and effectuate the Name Change and Reverse Split in the marketplace at that time.

In connection with the new regulations enacted as of November 8, 2016 by the Florida state legislature (“Amendment No. 2”) that permits Florida residents to apply to open Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities, the Company entered into a Participation Agreement, effective February 14, 2017 (the “Agreement”), with Mr. Peter Taddeo (“Taddeo”) and Mr. Wayne Rohrbaugh (“Rohrbaugh”), two then non-affiliated accredited investors (collectively, the “Investors”) for the purpose of obtaining a Florida license and operating a business to dispense medical cannabis. Pursuant to the terms of the Participation Agreement, the Company formed and capitalized Mint Organics, Inc., a Florida corporation and a 55% owned subsidiary of the Company (“Mint Organics”), and Mint Organics Florida, Inc., a Florida corporation and a 96% owned subsidiary of Mint Organics (“Mint Organics Florida”), to explore, develop and to provide products and services in connection with the MMTC activities that they are licensed to operate.

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

The Company initially believed that expanding into the MMTC industry, and being one of the first group of companies to be granted a license to operate within Florida, would provide significant opportunities for increasing overall revenues and growth for the Company. In addition, the growing science and research regarding the regenerative health benefits associated with the use of marijuana had certain synergies with the Company’s current RAAM operations and strategy to become a leading supplier of newly designed advanced biologically processed cellular and tissue based products and services used in the growing health care field of regenerative medicine.

As of October 31, 2017, Mint Organics had not been successful in obtaining a Florida license allowing Mint Organics or Mint Organics Florida to operate a business to dispense medical cannabis. In addition, Mint Organics had exhausted all of its working capital and Organicell was unable to identify additional sources of working capital.

On April 6, 2018, Mr. Taddeo resigned as a member of the Board of Directors of the Company and as the Chief Executive Officer and member of the Board of Directors of Mint Organics and Mint Organics Florida. Mr. Taddeo’s resignation was due to his decision to pursue other personal objectives, particularly in light of the ongoing lack of adequate working capital at Mint Organics to demonstrate the ability to fund a reasonable level of future cash compensation to Mr. Taddeo and the additional capital required to sustain future efforts required to successfully pursue obtaining a license to operate cannabis dispensaries.

The Company has been evaluating viable alternatives regarding the future operations of Mint Organics and Mint Organics Florida. Since the time that the Company began efforts to obtain a Florida license, the state of Florida has granted all of the number of licenses currently authorized to operate dispensaries to other competitors. The Company believes that there are currently many other entities competing to obtain licenses to operate dispensaries and that the limited number of licenses that are expected to be authorized and granted in the future will be to those companies with significantly more working capital and expertise than the Company.

Currently, our RAAM-related operations are conducted through the following wholly-owned subsidiaries*:

▪	Anu Life Sciences, Inc., a Florida corporation formed with a business purpose to manufacture newly designed advanced biologically processed cellular and tissue based products developed from internally based research and development activities.
▪	General Surgical Florida, Inc., a Florida corporation with a business purpose of selling and distributing regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals.
▪	Beyond Cells Corp., a Florida corporation formed with a business purpose to provide consumers with education regarding the field of regenerative and anti-aging and medicine and providing access to a specialized physician network (“Beyond Cells”);

•	As described above, the manufacturing operations of ANU were sold during February 2018, and the Company now relies on supply arrangements with third-party manufacturers or indirectly from distributors of third-party manufacturers for the supply of RAAM products that are sold to Providers.

Our MMTC exploratory activities have been conducted through the following the following subsidiaries. As described above, effective April 6, 2018, Mr. Taddeo resigned as CEO of our MMTC subsidiaries. The Company has yet to replace Mr. Taddeo and the Company is evaluating its alternatives regarding the future operations of Mint Organics and Mint Organics Florida **:

▪	Mint Organics, Inc., a Florida corporation with a business purpose of operating Medical Marijuana Treatment Centers for defined MMTC licensed activities; and
▪	Mint Organics Florida, Inc., a Florida corporation and subsidiary of Mint Organics with a business purpose of operating Medical Marijuana Treatment Centers for defined MMTC licensed activities within Florida.

Current and Future Operations:

Our current strategy is to achieve the following goals and milestones:

Develop and expand operations to provide for growth of our revenues for the sales and distribution of RAAM related products;

o	Increase revenues for RAAM related products;
•	Hiring of additional in-house sales personnel
•	Selectively engaging independent distributors
•	Marketing Private Label to distributors
•	Developing and providing educational programs for Providers regarding our products
o	Develop strong market recognition for our Organicell brand
o	Increase the number of RAAM product offerings for various modalities using proprietary processing, formulas and administration techniques
o	Extending our referral network of Providers
o	Develop and implement redundant and backup strategies to respond to potential events that may impact our suppliers and our operations, including the newly implemented FDA regulations and enforcement polices published in November 2017
o	Identify strategic relationships to acquire existing Providers and/or suppliers or owners of IP associated with additional desired RAAM products; and
o	Obtain advantages over competitors and expand market potential of RAAM products through Research and Product Development;
•	Engage researchers that bring additional expertise and capacity to develop ongoing research and development and growth opportunities for additional RAAM-related products
•	Perform clinical based studies associated with the use of our products (independently and/or in conjunction with Providers and/or Manufacturers) and seek accelerated approval for each product application in accordance with the 21st Century Cures Act (“Cures Act”) and/or through the granting of an FDA-approved biologics application (BLA) to allow products to be lawfully marketed and/or sold in the United States in accordance with newly established FDA guidelines outlined in November 2017
•	Obtain approval to have our products qualify for insurance reimbursement
•	Identify sources of exclusive and superior suppliers of RAAM products; and
•	Acquisition of existing IP consistent with our product strategy

Secure additional working capital;

o	Fund ongoing expenses until revenues are stabilized
o	Fund our strategy to develop and expand our revenues for the sales and distribution of RAAM related products described above
o	Hire additional personnel to support our growth and planned expansion; and
o	Enhance our CRM, e-commerce and ERP capabilities to facilitate marketing, sales and distribution functionality and accounting for our operations

Evaluate our future alternatives for development of the MMTC business segment;

o	Identify remaining opportunities to develop MMTC’s in light of the current developments in the industry and the expected requirements for the granting of future licenses within the State of Florida
o	Determine potential opportunities in the area of cannabis research that could complement our RAAM products and marketing
o	Identify potential partners that might help facilitate and/or enhance opportunities to obtain licenses, the operation of planned dispensaries and the ability to perform MMTC related research; and
o	Develop additional sources of financing to fund the expected capital needed to fund future MMTC based activities, if any

Enhance Company Corporate Governance;

o	Complete previously announced efforts to complete a reverse split of one (1) new share for each seventeen (17) shares issued and outstanding as of the record date of May 21 2018, and a reduction in the authorized shares from 750 million to 250 million. After given effect to the reverse split, the common shares outstanding of the Company will be reduced to 25,428,830 shares, from 432,290,110 shares outstanding immediately prior to the reverse split. The Company believes the reverse split will bring value to the issued and outstanding shares of the Company by limiting dilution of operating results by an excessive number of shares overhanging the market;
o	Appoint additional independent members to the Board of Directors that will provide overall industry expertise and fulfill audit committee and independent director requirements to meet listing requirements for the national stock exchanges; and
o	Continue to develop and expand the Company’s internal control policies

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

Results of Operations

As a result of the discontinuation of the Ethan NY business in June 2016, our continuing operations only consist of the Referral and Product Sales business which commenced on July 1, 2015 and were briefly suspended beginning November 2016, as the Company began to implement its strategy of developing and producing its own line of RAAM products. Revenues resumed in February 2017 as the first of the Company’s products developed became available for sale to Providers.

For the Fiscal Year Ended October 31, 2017 and October 31, 2016

Revenues

Our revenues for the year ended October 31, 2017 were $569,845, compared with revenues of $184,881 for the year ended October 31, 2016. The increase in revenues during the year ended October 31, 2017 was the result of the Company’s successful development and commercialization of its first manufactured RAAM product during February 2017 which followed the new strategy implemented during November 2016 to distribute its own developed products to better differentiate against competitor products and provide distributors with the necessary financial incentives to sell our products. All of revenues during the year ended October 31, 2016 were from referral and sales of products supplied by third parties.

Cost of Revenues

Our cost of revenues for the year ended October 31, 2017 were $160,626, compared with cost of revenues of $94,402 for the year ended October 31, 2016. The increase in cost of revenues during the year ended October 31, 2017 was the result of the Company’s sales of its newly developed RAAM product which did not occur until the year ended October 31, 2017 and represented significantly higher amount of lower costing units. In addition, the cost of revenues during the year ended October 31, 2016 were mostly from referrals that have significantly higher margins and, in some instances, do not involve any cost of revenues associated with products sold.

Gross Profit

Our gross profit for the year ended October 31, 2017 was $409,219, compared with gross profit of $90,479 for the year ended October 31, 2016. The increase in gross profit during the year ended October 31, 2017 was the result of newly developed sales revenues from the Company’s successful development and commercialization of its RAAM product beginning in February 2017, which replaced the Company’s previous source of revenues from high margin referral revenues that was the principal source of the Company’s revenues during the year ended October 31, 2016. The sale of its own products follows the Company’s earlier stated planned strategy to distribute its own developed products to better differentiate against competitor products and provide distributors with the necessary financial incentives to sell our products.

General and Administrative Expenses

General and administrative expenses for the year ended October 31, 2017 were $9,050,743, compared with $1,133,796 for the year ended October 31, 2016. The increase in the general and administrative expenses for the year ended October 31, 2017 was the result of payroll related costs (approximately $1,570,000), stock-based compensation costs from the vesting of issued warrants to executives in connection with employment agreements executed and other grants (approximately $5,823,000), professional fees (approximately $370,000) and approximately $154,000 of costs associated with the operations of the new laboratory facility which began operating in November 2016 in connection with the Company’s efforts beginning November 2016, to implement its strategy of developing and producing its own line of RAAM products. The general and administrative expenses for the year ended October 31, 2016 were mostly related to payroll and professional fees.

Other Income (Expense)

Other expense for the year ended October 31, 2017 was $470,995, compared with $12,729 for the year ended October 31, 2016. The net increase in the other expense was the result of increased interest costs principally associated with the issuance of the convertible secured promissory note in connection with the SPA on March 29, 2017 of $563,287, partially offset from a gain in the fair value of derivative liabilities of $95,971 associated with the issuance of the convertible secured promissory note in connection with the SPA on March 29, 2017.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2016 and through the date of the filing of this Form 10-K, the Company has relied on the sale of equity securities, the issuance of debt or restructuring of debt obligations to meet the shortfall in cash to fund its operations.

•	From November 2015 to March 2016, the Company sold an aggregate of 364,685 Units to 9 “accredited investors”. Each Unit cost $0.70 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a total of 729,370 shares, Class A warrants to purchase 364,685 common shares and Class B warrants to purchase 364,685 common shares for total proceeds of $255,280. The Class A Warrant and Class B Warrant have exercise prices of $0.50 and $1.00, respectively, and have a four-year term. The grant date fair value of the warrants issued in connection with this offering was $379,893.

•	On November 12, 2015, the Company entered into an unsecured loan agreement with an unaffiliated lender pursuant to which the Company received proceeds of $15,000. The note bears interest at 8% per annum compounded annually and was due one year after the date of issuance. On April 3, 2017, in connection with the SPA, the note plus accrued interest was fully paid and the lender provided the Company with a full release.

•	On December 24, 2015, the Company entered into an unsecured loan agreement (“$50,000 Note Payable”) with an unaffiliated lender pursuant to which the Company received proceeds of $50,000. The $50,000 Note Payable bears interest at 8% per annum compounded annually and was due one year after the date of issuance. On April 3, 2017, in connection with the SPA, the $50,000 Note Payable plus accrued interest was fully paid and the lender provided the Company with a full release (see below).

•	On April 27, 2016, the Company entered into an unsecured loan agreement (“$35,000 Note Payable”) with a consultant of the Company pursuant to which the Company received proceeds of $35,000. The payoff amount of the $35,000 Note Payable was $42,000 and was due on May 31, 2016 (an annualized interest rate of approximately 221%). On April 3, 2017, in connection with the SPA, the $35,000 Note Payable plus accrued interest was fully paid and the lender provided the Company with a full release (see below).

•	During April 2016, the Company sold 25,000 shares of common stock to an individual for cash proceeds of $5,000.

•	During July 2016, the Company sold 2,200,000 shares of common stock to investors for cash proceeds of $92,000 (net of $18,000 in offering costs).

•	During August 2016, the Company sold 62,500 shares of common stock to an “accredited investor” at $0.08 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.

•	During September 2016, the Company sold 2,000,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.

•	During January 2017, the Company sold 100,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.

•	From January 2017 to February 2017, the Company sold an aggregate of 900,000 Units. Each Unit cost $0.05 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a total of 1,800,000 shares, Class A warrants to purchase 900,000 common shares and Class B warrants to purchase 900,000, common shares for total proceeds of $90,000. The Class A Warrant and Class B Warrant have exercise prices of $0.075 and $0.015, respectively, and have a three-year term.

•	During February 2017, the Company sold 250,000 shares of common stock to a related party at $0.04 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.

•	On February 14, 2017, the Company entered into a participation agreement (“Agreement”) with Mr. Peter Taddeo (“Taddeo”) and Mr. Wayne Rohrbaugh (“Rohrbaugh”), two non-affiliated accredited investors (collectively, the “Investors”) in connection with the Company’s endeavor to obtain a license to dispense medical cannabis in Florida. Pursuant to Agreement, Taddeo and Rohrbaugh each invested $150,000 in the Company and the Company immediately established Mint Organics, Inc., a subsidiary of and controlled by the Company, and Mint Organics Florida, Inc., a subsidiary of and controlled by Mint Organics Inc., each dedicated to pursue the objectives of the Agreement. In connection with the Agreement, $150,000 of the proceeds received from the Investors was obligated to be used to fund the operations of Mint Organics, Inc. and/or Mint Organics Florida, Inc. and the remainder was to be used for working capital of the Company. In connection with the Agreement, Mint Organics issued to each of Taddeo and Rohrbaugh (i) 150 shares of Mint Series A Preferred Stock and (ii) a warrant exercisable for up to 150,000 shares of BPSR’s common stock for $0.15 per share exercisable from the date of issuance until the third anniversary of the date of issuance.

•	On March 8, 2017, in consideration for consulting services rendered to the Company and Mint Organics, Inc., the Board approved the issuance of 100,000 shares of unregistered common stock valued at $0.02 per share, the closing price of the common stock of the Company on the date hereof, to a consultant.

•	On March 17, 2017, Mint Organics Florida initiated an offering to raise up to $1,000,000 in exchange for up to 212.5 shares of Class B Common Stock (the “Offering”), representing approximately 10.0% of the outstanding equity of Mint Organics Florida as of the date of the Offering. The proceeds of the Offering are to be used for general working capital purposes. On April 6, 2017, Mint Organics received proceeds of $100,000 in connection with the sale of 21.25 units to an investor in connection with the Offering.

•	On March 29, 2017, the Company entered into a SPA, dated March 29, 2017, with an unaffiliated “accredited investor” (“Agent”), Dr. Bruce Werber, the Company’s Chief Operating Officer and a member of the Board of Directors of the Company (“Werber”), and Ian T. Bothwell, the Company’s Chief Financial Officer and member of the Board of Directors (“Bothwell”) (each, including its successors and assigns, a “Purchaser “ and collectively, the “Purchasers”). The transactions contemplated by the SPA were consummated on April 3, 2017 (“Closing”). In connection with the terms of the SPA, the Purchasers agreed to subscribe to the initial Tranche through the second Tranche for an amount in the aggregate of up to $600,000 (subject to adjustment as described in the SPA) corresponding to an aggregate of up to $666,667 in principal amount of the Note. The initial Tranche of $475,000 (which correlates to a principal amount of $527,778 of the Note) was consummated on the closing of the SPA, of which an aggregate of $300,000 (which correlates to a principal amount of $333,333 of the Note) was funded through the rollover of unreimbursed advances and expenses made to the Company by Werber and Bothwell prior to the closing date of the SPA and the remaining $175,000 was funded at Closing by the Agent. The second Tranche for $125,000 ($138,889 in principal amount of the Note) was required to be funded to the Company by the Agent on July 15, 2017, upon the Company’s request, subject to certain conditions contained in the SPA. The Company did not request the Agent to fund the second Tranche. In connection with the Sale, the Company was required to use cash proceeds from the Sale to satisfy and extinguish all of the Notes outstanding related to the SPA as of the date of the Sale, totaling approximately $762,477, comprised of $527,778 of face value of the Notes outstanding, $8,589 of accrued and unpaid interest from January 1, 2018 through the date of the Sale, $211,111 of prepayment penalties and $15,000 for reimbursement of Agent legal fees.

•	On March 29, 2017, in connection with the terms of the SPA, the Company issued the Agent, Dr. Werber and Mr. Bothwell a total of 2,000,000, 1,000,000 and 1,000,000 common shares of the Company, respectively.

•	On June 22, 2017, Mint Organics entered into an unsecured loan agreement with a third party and a principal balance of $60,000, an annual interest rate of 10%, and all accrued and unpaid interest and outstanding principal are due on the one-year anniversary of the note (“Maturity Date”). Interest expense for the year ended October 31, 2017 was $2,170. The loan was not repaid on the Maturity Date as required and remains outstanding.

•	During January 2018, the Company sold 4,062,500 shares of common stock to four “accredited investors” at $0.016 per share for an aggregate purchase price of $65,000. The proceeds were used for working capital.

•	In connection with the sale of ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Operating Officer, the Chief Operating Officer agreed to forfeit 53,300,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Operating Officer 7,500,000 shares of newly issued common stock of the Company.

•	In connection with the sale of ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Technology Officer, the Chief Technology Officer agreed to forfeit 23,850,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Technology Officer 7,500,000 shares of newly issued common stock of the Company.

•	During February 2018, the Company sold 1,250,000 shares of common stock to an “accredited investor” at $0.016 per share for an aggregate purchase price of $20,000. The proceeds were used for working capital.

•	During March 2018, the Company sold 313,500 shares of common stock to an “accredited investor” at $0.016 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.

•	During April 2018, the Company sold 625,000 shares of common stock to two “accredited investors” at $0.016 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.

•	On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization Plan”) whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of common stock of the Company, representing 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company. The Reorganization Plan was retroactive as of April 13, 2018 (“Effective Date”).

•	On June 20, 2018, the Company issued a total of $150,000 of convertible 6% debentures (“150,000 Debentures”) to an accredited investor. The principal amount of the $150,000 Debentures, plus accrued and unpaid interest through June 30, 2019 are payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $150,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $150,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $150,000 Debentures.

On August 10, 2018, the Company issued a total of $100,000 of convertible 6% debentures (“100,000 Debentures”) to two accredited investors. The principal amount of the $100,000 Debentures, plus accrued and unpaid interest through July 31, 2019 are payable on the 10th business day subsequent to July 31, 2019, unless the payment of the $100,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $100,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $100,000 Debentures.

Under the terms of the $150,000 Debentures and the $100,000 Debentures, the Company is permitted to issue additional convertible 6% debentures up to a maximum aggregate principal amount of $1,000,000 of convertible 6% debentures (“Convertible 6% Debentures”), all of like tenor except as to the issuance date which shall be determined based on the date that additional Convertible 6% Debentures are issued, if any. The Company used the $150,000 and $100,000 of proceeds received for general working capital purposes.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available under Section 4(a)(2) promulgated thereunder due to the fact that they were isolated sales to a limited number of people and did not involve a public offering of securities.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred a net loss of $9,112,519 for the year ended October 31, 2017. In addition, the Company had an accumulated deficit of $11,085,743 at October 31, 2017. The Company had a negative working capital position of $3,599,915 at October 31, 2017. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. As a result of the Sale, the Company does not have any assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on non-exclusive supply arrangements to obtain the supply of the products it currently sells and distributes to its customers. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds. The Company anticipates that future sources of funding, if any, will therefore be costly and dilutive. if available at all.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) the Company will be able to establish a stabilized source of revenues, (2) obligations to the Company’s creditors are not accelerated, (3) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations, (4) the Company is able to continue to obtain products under current supply arrangements or from other suppliers with similar terms and conditions, and (5) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

There is no assurance that the Company will be able to complete its revenue growth strategy or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. If revenues do not increase and stabilize or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of October 31, 2017, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of it audited consolidated financial statements for the year ended October 31, 2017.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the years stated. The Company held no cash equivalents for any of the periods presented.

	For the Fiscal Year Ended October 31,
	2017	2016
Cash, beginning of year	$26,223	$37,565
Net cash used in operating activities	(881,527)	(542,008)
Net cash used in investing activities	(45,136)	(26,313)
Net cash provided by financing activities	940,000	556,979
Cash, end of year	$39,560	$26,223

During the year ended October 31, 2017, the Company used cash in operating activities of $881,527, compared to $542,008 for the year ended October 31, 2016. The change in cash used in operating activities was due to an increase in the net loss of during the year ended October 31, 2017 of approximately $8.1 million, partially off set by the increase in non-cash charges of $6.3 million (mostly related to stock based compensation of $5.8 million), increase in liabilities owed to management of approximately $1.4 million and other net changes to working capital of $38,000.

During the year ended October 31, 2017, the Company used cash in investing activities of $45,136, compared to $26,313 for the year ended October 31, 2016. The change in cash used in investing activities was due to purchases of equipment for the Company’s manufacturing facilities.

During the year ended October 31, 2017, the Company had cash provided by financing activities of $940,000, compared to $556,979 for the year ended October 31, 2016. The change in cash provided by financing activities was due to increases in proceeds received in connection with issuances of notes payable of $435,000 and increases in proceeds from the sale of equity of securities of approximately $50,000, partially offset from repayments of notes payable of $100,000.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of October 31, 2017 and through the date of this report, we had no such arrangements.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within annual reporting periods beginning after December 15, 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. The Company has assessed the provisions of the guidance and has determined that there is no impact from the adoption of this guidance on its consolidated financial statements. The Company will adopt the provisions of this guidance beginning in the quarter ended January 31, 2018.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Organicell Regenerative Medicine, Inc.

(formerly Biotech Products Services and Research, Inc.)

Miami, Florida

We have audited the accompanying consolidated balance sheet of Organicell Regenerative Medicine, Inc. (the “Company”) as of October 31, 2017, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for the year ended October 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2017 and its consolidated statements of operations and cash flows for the year ended October 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses and has a deficit in working capital, that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MARCUM LLP

MARCUM LLP

Houston, Texas

November 1, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Organicell Regenerative Medicine, Inc.

(formerly Biotech Products Services and Research, Inc.)

Miami, Florida

We have audited the accompanying consolidated balance sheet of Organicell Regenerative Medicine, Inc. (the “Company”) as of October 31, 2016, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for the year ended October 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2016 and its consolidated statements of operations and cash flows for the year ended October 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses and has a deficit in working capital, that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAS, PC

GBH CPAS, PC

www.gbhcpas.com

Houston, Texas

July 7, 2017

Organicell Regenerative Medicine, Inc.

(formerly Biotech Products Services and Research, Inc.)

CONSOLIDATED BALANCE SHEETS

As of October 31, 2017 and 2016

	October 31,	October 31,
	2017	2016
ASSETS
Current Assets
Cash	$39,560	$26,223
Accounts receivable, net of allowance for bad debts	107,295	1,125
Accounts receivable – related party	7,665	–
Prepaid expenses	7,003	–
Inventories	119,555	9,944
Total Current Assets	281,078	37,292
Property and equipment, net	53,427	27,606
Security deposits	42,275	5,000
TOTAL ASSETS	$376,780	$69,898

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$592,198	$248,847
Accrued liabilities to management	2,184,408	378,274
Notes payable	60,000	100,000
Deferred rent	10,017	–
Deferred revenue	84,000	–
Convertible secured promissory notes – related party, net of debt discount	101,635	–
Convertible secured promissory notes, net of debt discount	59,286	–
Derivative liability of convertible secured promissory notes – related party	419,115	–
Derivative liability of convertible secured promissory notes – third party	244,483	–
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	3,880,993	852,972

Commitments and contingencies

Deficit
Series A Preferred stock, $0.001 par value, 400 shares authorized; 400 and 0 shares issued and outstanding, respectively	–	–
Series B Preferred stock, $0.001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 750,000,000 shares authorized; 111,464,987 and 104,214,982 shares issued and outstanding, respectively	111,465	104,215
Additional paid-in capital	7,417,321	1,226,322
Accumulated deficit	(11,085,743)	(2,113,611)
Total deficit attributable to Organicell Regenerative Medicine, Inc.	(3,556,957)	(783,074)
Non-controlling interest	52,744	–
Total Deficit	(3,504,213)	(783,074)
TOTAL LIABILITIES AND DEFICIT	$376,780	$69,898

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

(formerly Biotech Products Services and Research, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended October 31, 2017 and 2016

	Year Ended October 31,
	2017	2016
Revenues	$569,845	$184,881

Cost of revenues	160,626	94,402

Gross profit	409,219	90,479

General and administrative expenses	9,050,743	1,133,796

Total Operating Expenses	9,050,743	1,133,796

Loss from operations	(8,641,524)	(1,043,317)
Other income (expense)
Interest expense	(576,016)	(12,729)
Change in fair value of derivative liabilities	95,971	–
Other	9,050	–

Loss from continuing operations	(9,112,519)	(1,056,046)

Loss from discontinued operations	–	(197,155)

Net loss	(9,112,519)	(1,253,201)

Net loss attributable to the non-controlling interest	140,387	–

Net loss attributable to Organicell Regenerative Medicine, Inc.	$(8,972,132)	$(1,253,201)

Net loss per common share - basic and diluted:
Continuing operations	$(0.08)	$(0.01)
Discontinued operations	–	(0.00)
Total	$(0.08)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	108,596,489	100,377,159

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

(formerly Biotech Products Services and Research, Inc.)

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

For the Years Ended October 31, 2017 and 2016

	Preferred Stock						Additional	Non-		Total
	Series A		Series B		Common Stock		Paid-in	controlling	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Interest	Deficit	(Deficit)
Balance October 31, 2015	–	$–	–	$–	99,198,114	$99,198	$774,060	$–	$(860,410)	$12,848
Proceeds from sale of common stock	–	–	–	–	5,016,868	5,017	452,262	–	457,279
Net loss	–	–	–	–	–	–	–	–	(1,253,201)	(1,253,201)
Balance October 31, 2016	–	–	–	–	104,214,982	104,215	1,226,322	–	(2,113,611)	(783,074)
Proceeds from sale of common stock	–	–	–	–	2,150,005	2,150	102,850	–	105,000
Net proceeds from sale of Mint Organics common stock to minority interest	–	–	–	–	–	–	219,450	180.550	–	400,000
Common stock issued for debt inducement	–	–	–	–	4,000,000	4,000	59,680	–	–	63,680
Stock-based compensation	400	–	–	–	1,100,000	1,100	5,809,019	12,581	–	5,822,700
Net loss	–	–	–	–	–	–	–	(140,387)	(8,972,132)	(9,112,519)
Balance October 31, 2017	400	$–	–	$–	111,464,987	$111,465	$7,417,321	$52,744	$(11,085,743)	$(3,504,213)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

(formerly Biotech Products Services and Research, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended October 31, 2017 and 2016

	Year Ended October 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,112,519)	$(1,253,201)
Net loss from discontinued operations	–	(197,155)
Net loss from continuing operations	(9,112,519)	(1,056,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	19,315	345
Bad debt expense	5,250	500
Stock-based compensation	5,822,700	–
Interest expense related to derivative liabilities in excess of face value of debt	348,249	–
Amortization of debt discount	160,921	–
Change in fair value of derivative liabilities	(95,971)	–
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	(111,420)	18,253
Accounts receivable – related party	(7,665)	–
Prepaid expenses	(7,003)	4,163
Inventories	(109,611)	(9,944)
Security deposits	(37,275)	(5,000)
Accounts payable and accrued expenses	343,351	143,523
Accrued liabilities to management	1,806,134	378,274
Deferred rent	10,017	(9,354)
Deferred revenue	84,000	(15,000)
Net cash used in operating activities – continuing operations	(881,527)	(550,286)
Net cash provided by operating activities - discontinued operations	–	2,098
Net cash used in operating activities	(881,527)	(548,188)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(45,136)	(26,313)
Net cash used in investing activities – continuing operations	(45,136)	(26,313)
Net cash provided by investing activities – discontinued operations	–	6,180
Net cash used in investing activities	(45,136)	(20,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	235,000	100,000
Payments on notes payables	(100,000)	–
Proceeds from issuance of notes payable – related party	300,000	(300)
Proceeds from sale of common stock and warrants	400,000	457,259
Proceeds from sale of common stock and warrants – minority interest	105,000	–
Net cash provided by financing activities – continuing operations	940,000	556,979
Net cash used in financing activities – discontinued operations	–	–
Net cash provided by financing activities	940,000	556,979
Increase (decrease) in cash	13,337	(11,342)
Cash at beginning of year	26,223	37,565
Cash at end of year	$39,560	$26,223

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$63,093	$–

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Derivative liability of convertible secured promissory note	$759,569	$–
Common stock issued for debt inducement	$63,680	$–

The accompanying notes are an integral part of these consolidated financial statements.

ORGANICELL REGENERATIVE MEDICINE, INC.
(formerly Biotech Products Services and Research, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organicell Regenerative Medicine, Inc. (formerly Biotech Products Services and Research, Inc.) (“Organicell” or the “Company”) was incorporated on August 9, 2011 in the State of Nevada. On May 29, 2015, Albert Mitrani acquired controlling interest of Organicell through the purchase of 135,000,000 shares of common stock from John Goodhew and subsequently became a director and the sole officer of Organicell. Until October 30, 2015, the Company’s business included the designing, manufacturing, and selling vending tricycles for commercial customers.

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

On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization Plan”), whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of its common stock of the Company, representing 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer (“CEO”) and a member of the Board of the Company. The Reorganization Plan was effective as of April 13, 2018 (“Effective Date”). The Reorganization Plan also provided for the cancelation and termination of the Company’s previously issued and outstanding Series A Preferred Stock and Series B Preferred Stock. As a result of the above Reorganization Plan, Mr. Iglesias acquired controlling interest of the Company (see Note 5).

On May 21, 2018, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the Company’s name from Biotech Products Services and Research, Inc. to Organicell Regenerative Medicine, Inc., effective June 20, 2018 (the “Name Change”). As discussed in Note 12, the Name Change has not yet been effectuated in the marketplace by the Financial Industry Regulatory Agency (“FINRA”).

Since the June 2015 change in control of our Company and the July 2015 change in the Company’s operations, the Company has been engaged in the health care industry, principally focusing on supplying products and services related to the growing field of regenerative anti-aging medicine.

For the year ended October 31, 2017, the Company operated through the following wholly owned subsidiaries: General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) with a business purpose to sell cellular therapy products to doctors and hospitals, Anu Life Sciences, Inc. (“ANU”), a Florida corporation with a business purpose of the development, production and manufacturing of anti-aging and cellular therapy products, Beyond Cells Corp., a Florida corporation (“Beyond Cells”) formed with a business purpose to provide anti-aging and cellular therapy patient marketing and product sales and Mint Organics, Inc. (“Mint Organics”) a Florida corporation and a 55%-owned subsidiary of the Company with a business purpose of operating Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities (see Note 15). ANU began operations during November 2016 and commenced sales of its first product offering during February 2017. Mint Organics began operations during February 2017, and also during February 2017, the Company established Mint Organics Florida, Inc., (“Mint Organics Florida”), a Florida corporation and a 96%-owned subsidiary of Mint Organics with a business purpose of operating MMTC’s for defined MMTC licensed activities within Florida.

As described in Note 4, on February 5, 2018, ANU sold or transferred to Vera Acquisition LLC, a Utah limited liability company ("Vera") their right, title and interest in certain tangible and other assets associated with its manufacturing operations in exchange for a cash payment of $950,000 and the execution of a long term distribution agreement between Vera and the Company (“Sale”) which provided the Company certain exclusive and non-exclusive rights to distribute future products to be manufactured by Vera, including products that were developed and produced by ANU and additional products that may be developed and produced by Vera in the future. After the completion of the Sale, the Company remains in the business of selling and distributing regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals but will now rely on third party supply agreements, rather than from products manufactured internally by ANU, for the supply of these advanced biologically processed cellular and tissue based products.

As of October 31, 2017, Mint Organics had not been successful in obtaining the required licenses to operate MMTC’s and had exhausted all of its working capital and therefore was unable to continue efforts towards development of that business. On April 6, 2018, Mr. Taddeo, resigned as the Chief Executive Officer and member of the Board of Directors of Mint Organics and Mint Organics Florida. Mint Organics and Mint Organics Florida are currently not pursuing efforts to obtain licenses to operate MMTC’s and are considering future alternatives.

Ethan New York, Inc., a New York corporation (“Ethan NY”), formed with a business purpose of selling clothing and accessories through a retail store, closed operations during June 2016 and the results of Ethan NY are reflected as discontinued operations in the financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current financial statement presentation including adjusted footnotes to reflect the presentation of discontinued operations as further discussed in Note 16.

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At October 31, 2017, the Company did not have any cash balances in financial institutions in excess of FDIC insurance coverage.

During the fiscal year ended October 31, 2017, the Company had one customer that accounted for approximately $94,130 of revenues (16.2%) and another customer accounted for approximately $93,000 of revenues (16%).

At October 31, 2017, the Company had three customers that accounted for approximately $39,000 (37%), $28,000 (26%) and $18,000 (17%) of accounts receivable, respectively.

During the fiscal year ended October 31, 2017, the Company purchased raw materials and other supplies used in manufacturing its products from one supplier totaling approximately $169,000 or 70% of the total amount of materials purchased during the period.

The Company’s sales and supply agreements are non-exclusive and the Company does not believe it has any exposure based on the customers of its products and/or the availability of raw materials and/or products from other suppliers. Since February 2017 (and up through the Sale), the Company manufactured and distributed proprietary products that reduced exposure from reliance on third party suppliers of inventory but increased exposure of reliance on raw materials and other supplies used in the manufacturing of its products.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the year ended October 31, 2017 and 2016, the Company recorded bad debt expense of $5,250 and $500, respectively.

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

At October 31, 2017, the Company had 158,137,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2017. At October 31, 2016, the Company had 1,737,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2016.

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

Current income taxes are based on the year’s taxable income for federal and state income tax reporting purposes. Deferred income taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. For the years ended October 31, 2017 and 2016, the Company has incurred operating losses, and therefore, there were not any income tax expense amounts recorded during that period associated.

Since January 1, 2018, the nominal corporate tax rate in the United States of America is a flat 21 percent due to the passage of the "Tax Cuts and Jobs Act" on December 20, 2017 by the US Senate and House of Representatives.

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

The Company follows the provisions of ASC 820 with respect to its financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s convertible promissory notes (see Note 9) which are required to be measured at fair value on a recurring basis under of ASC 815 as of October 31, 2017 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities as of October 31, 2017:

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued using a Monte Carlo Simulation model at issuance and at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair values” in the consolidated statement of operations. As of October 31, 2017, the fair value of the derivative liabilities included on the accompanying consolidated balance sheet was $663,598. During the year ended October 31, 2017, the Company recognized a gain on change in the fair value totaling $95,971.

The Company classifies the fair value of these securities under level three of the fair value hierarchy of financial instruments. The following table presents liabilities that are measured and recognized at fair value as of October 31, 2017 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivatives	$–	$–	$663,598	$95,971
Fair Value at October 31, 2017	$–	$–	$663,598	$95,971

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments.

Subsequent Events

The Company has evaluated subsequent events that occurred after October 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within annual reporting periods beginning after December 15, 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. The Company has assessed the provisions of the guidance and has determined that there is no impact from the adoption of this guidance on its consolidated financial statements. The Company will adopt the provisions of this guidance beginning in the quarter ended January 31, 2018.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans, which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. Early adoption is permitted. The Company has adopted this standard for the year ending October 31, 2017, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issuance date of the financial statements.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred a net loss of $9,112,519 for the year ended October 31, 2017. In addition, the Company had an accumulated deficit of $11,085,743 at October 31, 2017. The Company had a negative working capital position of $3,599,915 at October 31, 2017. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. As a result of the Sale, the Company does not have any assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on non-exclusive supply arrangements to obtain the supply of the products it currently sells and distributes to its customers. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds. The Company anticipates that future sources of funding, if any, will therefore be costly and dilutive. if available at all.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) the Company will be able to establish a stabilized source of revenues, (2) obligations to the Company’s creditors are not accelerated, (3) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations, (4) the Company is able to continue to obtain products under current supply arrangements or from other suppliers with similar terms and conditions, and (5) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

There is no assurance that the Company will be able to complete its revenue growth strategy or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. If revenues do not increase and stabilize or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of October 31, 2017, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – SALE AND TRANSFER OF ANU MANUFACTURING ASSETS

Effective February 5, 2018 (“Closing Date”), Vera Acquisition LLC, a Utah limited liability company ("Vera"), Organicell, ANU and General Surgical, executed an Asset Purchase Agreement ("Purchase Agreement") pursuant to which ANU sold to Vera (“Sale”) their right, title and interest in certain tangible and other assets associated with its manufacturing operations, including, prepaid expenses, raw and finished goods inventory, a long term lease for ANU’s laboratory facility in Sunrise, Florida (including associated security deposits), furniture and equipment, and certain intellectual property rights and General Surgical transferred its rights to certain third-party distribution agreements between General Surgical and distributors of products manufactured by ANU (“Sold Assets”) in exchange for a cash payment of $950,000 and the execution of a long term distribution agreement with Organicell (“Organicell Distribution Agreement”) described below. In connection with the Sale, Vera received credit for $100,000 previously paid to ANU for prepaid product supply which was not yet delivered to Vera as of the Closing Date.

In connection with the Sale, the Company was required to use cash proceeds from the Sale to satisfy and extinguish all of the Notes outstanding related to the SPA as of the date of the Sale, totaling approximately $762,477 (comprised of $527,778 of face value of the Notes outstanding, $8,589 of accrued and unpaid interest from January 1, 2018 through the date of the Sale, $211,111 of prepayment penalties and $15,000 for reimbursement of legal fees), which were secured by a first priority lien on all of the Company’s assets, and to be used to pay all of ANU’s remaining trade accounts payable outstanding as of the Closing Date. In addition, the Purchase Agreement required ANU to fund the placental donor tissue costs that were required by Vera to process additional product subsequent to the Closing to replace the shortfall of the actual inventory product amounts as of the Closing Date and the specified inventory quantities provided for in the Purchase Agreement. The Purchase Agreement also required ANU to escrow $47,500 (5%) of the cash purchase price and for General Surgical to escrow, subsequent to the Closing Date, up to $47,500 from collections of accounts receivable that were existing as of the Closing Date for a period of 90 days subsequent to the Closing Date to cover pre-closing related liabilities of ANU that were not identified as of the Closing Date, if any, and other obligations of ANU associated with the Purchase Agreement. Vera is obligated to repay to the Company the net portion of the escrowed amounts held by Vera that are remaining upon the expiration of the 90 day escrow period and upon such time that the Company delivers a certificate of compliance from the State of Florida that there are no taxes owing to the State of Florida by ANU related to activities prior to Sale or the transfer of the Sold Assets. The Purchase Agreement also required the Company to indemnify Vera for future claims made against Vera related to activities of ANU occurring prior to the Closing Date. In connection with the Sale, the Company and the Company’s executives as of the date of the Sale, executed non-competition covenant agreements whereby each party, including their affiliates, agreed under certain circumstances, not to engage directly or by assisting others in conducting activities competitive with Vera (defined as distributing, manufacturing, designing or engineering placental tissue-based products), except in a capacity of performing the activities related to the Organicell Distribution Agreement.

Effective upon the closing of the Sale, the Chief Operating Officer (“COO”) and Chief Technical Officer (“CTO”) each entered into a separation and general release agreement with the Company, which provided for the immediate resignation of the COO and CTO of all their respective executive and board of director positions held with Organicell and/or any of Organicell’s subsidiaries, and settlement of all obligations of each party to the other pursuant to the respective employment agreements, including the release of all rights the Company may have held in any intellectual property of the COO and CTO and any non-compete restrictions on the COO and CTO. In connection with such releases, each of the COO and CTO agreed to forfeit all warrants previously granted and outstanding (a total of 77,150,000 warrants to purchase shares of common stock of the Company), forfeit any and all accrued and unpaid amounts owing under the employment agreements for past due wages, benefits, severance obligations, unreimbursed expenses and any other obligations owing to one another as of the Closing Date in exchange for a grant of 7,500,000 newly issued shares of restricted common stock of the Company to each of the COO and CTO, with a fair value of $82,500, based on the closing price of the common stock of the Company on the date of the Sale.

In connection with the Sale, ANU and General Surgical retained all cash on-hand as of the Closing Date and General Surgical retained all accounts receivable existing at the Closing Date, trademarks and inventory associated with the distribution of its “Organicell” product, and certain agreements between General Surgical and distributors of the ANU products that General Surgical intends to continue to supply after the Closing Date pursuant to the Organicell Distribution Agreement. After the completion of the Sale, the Company remains in the business of selling and distributing regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals but will now rely on the Organicell Distribution Agreement, rather than from products manufactured internally by ANU, for the supply of these advanced biologically processed cellular and tissue based products, including those same products previously produced by ANU and newly developed products that may become available from Vera or other suppliers in the future.

Organicell Distribution Agreement

In connection with the Sale, the Company and Vera entered into a long-term distribution agreement (“Organicell Distribution Agreement”) which provided Organicell, or its designees, certain exclusive and non-exclusive rights to distribute future products to be manufactured by Vera, including products that were developed and produced by ANU prior to the Closing Date and additional products that may be developed and produced by Vera in the future. The initial term of the Organicell Distribution Agreement is for three years and is automatically renewed for additional one-year periods, subject to Organicell meeting minimum volume purchase requirements. The Organicell Distribution Agreement provides pricing for those products which were produced and available from ANU at the time of the Sale, and discounts based on Organicell achieving minimum monthly purchase volumes. Under the terms of the Organicell Distribution Agreement, the Company was obligated to purchase the Vera products identified at the time of the Sale, provided they are available to be purchased from Vera and/or new products developed after the time of the Sale, provided that the Company and Vera can mutually agree on the terms for the sale of the new product offerings.

During August 2018, Vera notified the Company that it was no longer in the business originally acquired in connection with the Sale and that it was no longer able to supply products to the Company under the Organicell Distribution Agreement. As a result, the Company is currently relying on short-term supply agreements with other third party manufacturers to provide it with the products it currently distributes.

NOTE 5 – REORGANIZATION PLAN

On April 23, 2018, the Company and MBA, executed a Plan and Agreement of Reorganization (“Reorganization Plan”) whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of its common stock, representing 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company. The Reorganization Plan was effective as of April 13, 2018.

Under the terms of the Reorganization Plan, as of the Effective Date:

1.	Mr. Iglesias replaced Albert Mitrani as Chief Executive Officer of the Company.
2.	Mr. Iglesias and Richard Fox were appointed as members to the Board of Directors of the Company.
3.	Ian Bothwell and Maria Mitrani resigned from the Board of Directors of the Company.
4.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to terminate their respective employment agreements in favor of new employment agreements. In connection with the new employment agreements, Mr. Mitrani agreed to serve as the Company’s President, Ian Bothwell agreed to remain Chief Financial Officer and Maria Mitrani agreed to remain Chief Science Officer of the Company.
5.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to the cancellation of their 100 shares of the Company’s Series A Preferred Stock. In addition, the Company agreed that it would cancel the Certificates of Designation for the Company’s Series A Preferred Stock and Series B Preferred Stock.
6.	The Company agreed to terminate Sections 4.08(c) and 4.08(d) of the Company’s Second Amended and Restated By-Laws which had required supermajority approval of the Board for certain corporate actions.
7.	Ian Bothwell and Maria Mitrani exercised, on a cashless basis, all of their warrants for 48,624,561 and 21,757,895, respectively, shares of common stock of the Company based on the exercise price of $0.001 and the closing price of the Company’s common stock on the Effective Date.
8.	Ian Bothwell and Maria Mitrani were granted an additional 4,675,439 and 2,092,105, respectively, shares of common stock of the Company.
9.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to release the Company for all amounts owed to them for unpaid salaries through the Effective Date and advances and/or expenses incurred prior to December 31, 2017.

As a result of the above transactions, MBA has a controlling interest in the voting and equity interests of the Company.

NOTE 6 – INVENTORIES

Inventories totaled $119,555 and $9,944 at October 31, 2017 and October 31, 2016, respectively.

	October 31, 2017	October 31, 2016

Raw materials and supplies	$17,637	$9,944
Finished goods	101,918	–

Total inventories	$119,555	$9,944

As described in Note 4, in connection with the Sale, ANU sold or transferred to Vera its right, title and interest in the manufacturing related inventories that were on hand as of the date of the Sale.

NOTE 7 - PROPERTY AND EQUIPMENT

	October 31, 2017	October 31, 2016

Computer equipment	$4,084	$1,724
Manufacturing equipment	69,089	26,313
	73,173	28,037
Less: accumulated depreciation and amortization	(19,746)	(431)
Total property and equipment, net	$53,427	$27,606

Depreciation expense of property, plant and equipment from operations totaled $19,315 and $345 for the years ended October 31, 2017 and 2016, respectively.

As described in Note 4, in connection with the Sale, ANU sold or transferred to Vera its right, title and interest in the manufacturing related equipment existing as of the date of the Sale.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the fiscal year ended October 31, 2016, the Company recorded salary expense to its CEO in the amount of $241,845, of which $91,845 was paid through October 31, 2016. The Company also recorded salary and consulting fees to the CEO’s wife in the amount of $138,729, of which $33,896 was paid through October 31, 2016. Expenses of approximately $44,000 were reimbursed in relation to the consulting services provided. In addition, the Company also made payments on behalf of the CEO and the CEO’s wife for health benefit costs and automobile related allowances totaling approximately $46,868 for the fiscal year ended October 31, 2016. As described below, as of October 31, 2016, the Company recorded an aggregate of $150,000 and $104,833 of accrued salary related expenses owed to the CEO and the CEO’s wife, respectively, for all advances, loans, consulting fees and/or salary related compensation owed to each of the CEO and/or CEO’s wife through October 31, 2016.

Prior to November 4, 2016, the CEO and the CEO’s wife did not have employment agreements or consulting agreements with the Company and had agreed to defer any future salary or consulting payments based on availability of cash resources of the Company.

As more fully described in Note 14, effective November 4, 2016, the Company entered into executive employment agreements with Albert Mitrani, the CEO; the CEO’s wife Maria Mitrani, the Chief Science Officer (“CSO”); Bruce Werber, the COO; and Ian Bothwell, the Chief Financial Officer (“CFO”). On March 8, 2017, the Company entered into an executive employment agreement with Terrell Suddarth, the CTO, and amended the CSO’s, the COO’s and CFO’s executive employment agreements. During April 2018, the Company amended the CSO’s and the CFO’s executive employment agreements. (collectively the CEO, CSO, COO, CFO’s and CTO’s executive employment agreements, as amended, are referred to as the “Executive Agreements”). In connection with the executive employment agreements with the CEO and the CSO, the Company agreed to pay a total of $150,000 and $104,833, respectively, representing the total amount of all advances, loans, consulting fees and/or salary related compensation owing to each of the CEO and the CSO up through November 4, 2016. The payment of the above amounts was to be paid in the future based on the available cash of the Company. Effective February 5, 2018, the COO’s and CTO’s executive employment agreements were terminated. Effective April 13, 2018, the CEO’s, CFO’s and CSO’s executive employment agreements were terminated and replaced with new executive employment agreements (“New Executive Employment Agreements”). See Note 14 for a more detailed description of the Executive Agreements and New Executive Employment Agreements.

In connection with the Reorganization Plan, the CFO and CSO each agreed to exercise on a cashless basis all of their warrants to purchase 53,300,000 and 23,850,000 shares of common stock of the Company, respectively. Based on the closing price of the Company’s common stock on the Effective Date of $0.016 per share and the warrant exercise price of $0.001 per share, the CFO and CSO were required to use 4,675,439 and 2,092,105 shares of common stock received from the exercise of the warrants, respectively, to pay for the exercise price for exercising all of the warrants.

Effective April 13, 2018, the CFO and CSO were each granted 4,675,439 and 2,092,105 shares of common stock of the Company, respectively. The newly granted shares vest immediately and were valued at $74,807 and $33,474, respectively, based on the closing trading price of the common stock on the effective date of the grant.

Effective August 1, 2016, the Company’s corporate administrative offices were moved to office space in Miami Beach, Florida. The office space is leased from MariLuna, LLC, a Florida limited liability company which is owned by the CSO. The term of the lease is 24 months and the monthly rent is $2,500. The Company paid a security deposit of $5,000. During April 2018, the lease was renewed for an additional 24 months at a monthly rent of $2,800.

In connection with the 2016 and 2018 executive employment agreement between the Company and the CFO, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by the CFO for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) up to a maximum of $2,500 per month.

As of March 29, 2017, the CFO and COO, were owed $150,000 and $150,000, respectively, by the Company for advances and unreimbursed expenses in connection with the Company’s operations through March 29, 2017. On March 29, 2017, in connection with the SPA (see Note 9), the advances and unreimbursed expenses owed to the CFO and COO totaling $300,000 were converted and incorporated in the initial tranche funding amounts as provided for in the SPA. As a result of the conversion, the advances and unreimbursed expenses became secured obligations of the Company, and were payable, convertible into common shares of the Company in accordance with the terms of the SPA. The CFO and the COO were also each granted 1,000,000 common shares of the Company valued at $31,840 based on the closing price of the common stock of the Company on the date the stock was issued. On February 5, 2018, in connection with the Sale (see Note 4), all amounts owed to the CFO and COO in connection with the SPA were repaid.

On November 1, 2016, the Company issued 100 shares of Series A Non-Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) to the CEO. On March 8, 2017, the Company issued 100 shares of the Series A Preferred Stock, to each the COO, CSO and CFO. The Series A Preferred Stock shall vote together with the shares of common stock and other voting securities of the Company as a single class and such shares shall represent 80% of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. The Company determined that the value attributable to the Series A Preferred Stock issued were nominal. On February 5, 2018, in connection with the COO’s resignation and termination, the COO agreed to forfeit and the cancellation of the 100 shares of the Series A Preferred Stock previously issued. Effective April 13, 2018, in connection with the Reorganization Plan, the CEO, CFO and CSO each agreed to the forfeit and cancellation of their 100 shares of the Series A Preferred Stock.

On March 8, 2017, Mint Organics, Inc. issued warrants to the CEO, CSO and CFO to each purchase 79 shares of the Class A Common Stock, of Mint Organics, Inc., vesting on the date Mint Organics, Inc., through one of its subsidiaries, obtains a license from any state to dispense cannabis until the fifth anniversary thereof at an exercise price of $0.001 per share.

During February 2017, the Company sold 250,000 shares of its common stock to the COO’s daughter at $0.04 per share for an aggregate purchase price of $10,000 based on the closing price of the common stock of the Company on the date the stock was issued.

As described in Note 15, on February 14, 2017, Mr. Peter Taddeo and Mr. Wayne Rohrbaugh each invested $150,000 in the Company in connection with the Company’s endeavor, through Mint Organics, Inc., to obtain a license to dispense medical cannabis in Florida. In consideration for their investment, on February 28, 2017, Mr. Taddeo and Mr. Rohrbaugh were each issued 150 shares of Mint Series A Preferred Stock of Mint Organics, Inc. and a warrant from the Company to purchase up to 150,000 shares of common stock of the Company for $0.15 per share, exercisable from the date of issuance of the warrant until the third anniversary date of the date of issuance. Mr. Taddeo was also appointed as the Chief Executive Officer and as a director of Mint Organics, Inc. and Mint Organics Florida, Inc. (Mint Organics Inc. and Mint Organics Florida Inc. are collectively referred to as the “Mint Organics Entities”). Mr. Rohrbaugh was also appointed as the Chief Operating Officer and as a director of the Mint Organics Entities. The Mint Series A Preferred Stock is convertible into Class B Common Stock of Mint Organics, Inc. or into common stock of the Company.

On May 17, 2017, Mint Organics entered into an executive employment agreement with Peter Taddeo, the CEO of Mint Organics (the “Taddeo Agreement”). In connection with the Taddeo Agreement, the Company granted Taddeo 1,000,000 shares of unregistered restricted common stock valued at $0.012 per share, the closing price of the common stock of the Company on the date of grant. The shares vested on December 31, 2017. See Note 15 for a more detailed description of the Taddeo Agreement.

On April 6, 2018, Peter Taddeo resigned as a member of the Board of Directors of the Company and as the Chief Executive Officer and member of the board of directors of the Mint Organics Entities. In connection with Mr. Taddeo’s resignation, Mr. Taddeo entered into a Separation and General Release Agreement (“Taddeo Separation Agreement”) whereby Mr. Taddeo agreed to release the Mint Organics Entities from all obligations in connection with the Taddeo Agreement and all other agreements and/or financial obligations between the parties related to the Taddeo’s employment or services performed with any of Mint Organics Entities. In consideration for Taddeo entering into the Taddeo Separation Agreement, the Mint Organics Entities paid Taddeo $5,000 and Mr. Bothwell paid $3,000 to Taddeo for the purchase of the 1,000,000 shares of common stock of the Company that were granted to Taddeo in connection with the Taddeo Agreement. Contemporaneously with the execution of the Taddeo Separation Agreement, the Company and Mr. Taddeo entered into a Share Purchase and General Release Agreement whereby the Company agreed to purchase from Mr. Taddeo his 150 shares of Mint Series A Preferred Stock for an aggregate purchase price of $40,000 (see Note 15).

As described in Note 5, on April 23, 2018, the Company and MBA, executed a Plan and Agreement of Reorganization. As a result of the Reorganization Plan, Mr. Iglesias acquired controlling interest of the Company.

Certain of the Company’s customers are related and/or affiliated with employees and/or consultants of the Company. For the year ended October 31, 2017, the total amount of sales to customers related to employees and/or consultants of the Company totaled $67,550.

NOTE 9 - NOTES PAYABLE

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

Purchase and Sale

Pursuant to the SPA, the Purchasers shall be entitled to purchase a 10% Original Issue Discount Convertible Secured Promissory Note and Guarantee in the principal amount of up to $1,666,667, corresponding to a subscription amount of up to $1,500,000 (“Note”). The purchase of the Note is to occur in several tranches (each a “Tranche”) pursuant to the terms and conditions of the SPA. In connection with the terms of the SPA, the Purchasers agreed to subscribe to the initial Tranche through the second Tranche for an amount in the aggregate of up to $600,000 (subject to adjustment as described in the SPA) corresponding to an aggregate of up to $666,667 in principal amount of the Note. The initial Tranche of $475,000 (which correlates to a principal amount of $527,778 of the Note) was consummated on the closing of the SPA, of which an aggregate of $300,000 (which correlates to a principal amount of $333,333 of the Note) was funded through the rollover of unreimbursed advances and expenses made to the Company by Werber and Bothwell prior to the closing date of the SPA and the remaining $175,000 was funded at closing by the Agent. The second Tranche for $125,000 ($138,889 in principal amount of the Note) was required to be funded to the Company by the Agent on July 15, 2017, upon the Company’s request, subject to certain conditions contained in the SPA. The Company did not request the Agent to fund the second Tranche.

Subject to the acceleration and/or prepayment provisions as provided for in the SPA, all unpaid principal, fees and accrued and unpaid interest of the Note was due and payable in full on March 31, 2018.

The unpaid principal amount of the Note shall accrue interest at 10% per annum, provided that upon the occurrence and during the continuance of an event of default as defined in the SPA, the outstanding principal amount of this Note and any accrued and unpaid interest and all other overdue amounts shall each bear interest until paid at the rate of 18% per annum. Additionally, in the event that the publicly traded price of the common stock falls below $0.0125 for 3 consecutive trading days, then the Note shall accrue interest at the default interest rate. During the period from April 27, 2017 to May 1, 2017, the closing price of the common stock fell below $0.0125, and accordingly beginning May 2, 2017, the default interest rate of 18% was in effect. Accrued interest shall be payable commencing on June 30, 2017, and continuing on the last business day of each subsequent calendar quarter. Interest expense for the year ended October 31, 2017 was $56,594. The Company made all of the required interest payments during the year ended October 31, 2017, totaling $47,108. In the event of a conversion of this Note prior to the maturity date, all accrued and unpaid interest was to be added to the principal amount being converted as of the date of conversion to determine the amount of securities into which the Note shall be converted.

In connection with the terms of the SPA, as of September 19, 2017, the Company had reserved 82,008,230 shares of the authorized common stock of the Company in favor of the Agent and is obligated to ensure that there is an adequate number of reserved shares in favor of the Agent in the future in accordance with the provisions contained in the SPA.

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

The Company used the proceeds received at closing from the initial tranche for general working capital purposes and the repayment of all outstanding obligations owed in connection with the $15,000 Note Payable, the $50,000 Note Payable, and the $35,000 Note Payable.

In connection with the SPA, the Company recorded an original issue discount of $116,458 consisting of the discount in the aggregate cash received at closing and the intrinsic value of the Commitment Shares. In addition, the Company performed an independent valuation (using Monte Carlo Simulation Models) of the underlying value attributable to the embedded derivatives liabilities associated with the Notes at the issuance date (the Notes contain full ratchet reset provisions and variable market based conversion derivative features) and determined that the fair value of the derivative liabilities associated with the Note was $759,569. As a result, the Company recorded the amount of the derivative liabilities at the time of closing as a reduction of the remaining initial carrying amount of the Notes of $411,320 (as unamortized discount) and the excess amount of $348,249 after reducing the initial carrying amount of the Note to $0, as interest expense. The derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement.

During the year ended October 31, 2017, the Company recorded a gain of $95,971 associated with change in fair value at October 31, 2017 from the fair value previously determined for the period from the closing date though October 31, 2017. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Note ($366,857 for the year ended October 31, 2017).

Security Agreement

As an inducement for the Agent to fund the Company, on March 29, 2017, the Company and its subsidiaries: ANU; General Surgical Beyond Cells; BD Source and Distribution, Corp., a Florida corporation; Ethan New York; Mint Organics, Inc., and Mint Organics Florida, (each a “Subsidiary” or “Guarantor” and together, the “Guarantors”) entered into a Security Agreement, dated March 29, 2017 (the “ Security Agreement “), with the Agent, whereby Organicell and each Subsidiary granted the Agent a perfected, first priority security interest in and to all of their respective tangible and intangible assets, whether presently owned or existing or hereafter acquired or coming into existence and all proceeds therefrom, and including the capital stock of each Guarantor. In addition, upon the full satisfaction of the obligations owing to the Agent, all other Purchasers (excluding the Agent) shall assume the security rights of the Agent described above until all of their respective amounts owed by the Company have been fully repaid.

Intellectual Property Security Agreement

On March 29, 2017, Organicell and the Guarantors entered into an Intellectual Property Security Agreement (the “IP Security Agreement”) with the Agent, whereby Organicell and each Guarantor granted the Agent a perfected, first priority security interest in and to all of their respective intellectual property.

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

Repayment Of SPA – Convertible Promissory Note

In connection with the Sale, (see Note 4). the Company was required to use cash proceeds from the Sale to satisfy and extinguish all of the Notes outstanding related to the SPA as of the date of the Sale, totaling $762,478, comprised of $527,778 of face value of the Notes outstanding, $8,589 of accrued and unpaid interest from January 1, 2018 through the date of the Sale, $211,111 of prepayment penalties and $15,000 for reimbursement of Agent legal fees. In connection with the repayment of the Notes, the Agent has released all of the shares of common stock of the Company previously reserved in favor of the Agent and the Agent has released all of the collateral previously pledged in connection with the SPA. As a result of the repayment of the Notes, any remaining balance of the derivative liabilities outstanding as of the date of the Sale will be written off.

Private Placement Of Convertible 6% Debentures

On June 20, 2018, the Company issued a total of $150,000 of convertible 6% debentures (“150,000 Debentures”) to an accredited investor. The principal amount of the $150,000 Debentures, plus accrued and unpaid interest through June 30, 2019 are payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $150,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $150,000 Debentures (see below), and/or accelerated due to an event of default in accordance with the terms of the $150,000 Debentures. Interest on the $150,000 Debentures for each calendar quarter ended beginning with the quarter ended June 30, 2018 is payable on the 10th business day following the immediately prior calendar quarter.

On August 10, 2018, the Company issued a total of $100,000 of convertible 6% debentures (“100,000 Debentures”) to two accredited investors. The principal amount of the $100,000 Debentures, plus accrued and unpaid interest through July 31, 2019 are payable on the 10th business day subsequent to July 31, 2019, unless the payment of the $100,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $100,000 Debentures (see below), and/or accelerated due to an event of default in accordance with the terms of the $100,000 Debentures. Interest on the $100,000 Debentures for each calendar quarter ended beginning with the quarter ended July 31, 2018 is payable on the 10th business day following the immediately prior calendar quarter.

Under the terms of the $150,000 Debentures and the $100,000 Debentures, the Company is permitted to issue additional convertible 6% debentures up to a maximum aggregate principal amount of $1,000,000 of convertible 6% debentures (“Convertible 6% Debentures”), all of like tenor except as to the issuance date which shall be determined based on the date that additional Convertible 6% Debentures are issued, if any. The Company used the $150,000 and $100,000 of proceeds received for general working capital purposes.

The Convertible 6% Debentures may be prepaid at any time by the Company in whole or in part without penalty upon 30 days written notice but not to exceed 60 days (“Repayment Notice”) at a price equal to the principal amount of Convertible 6% Debentures’ elected to be repaid by the Company, plus all unpaid and accrued interest up through the date of prepayment provided in the Repayment Notice (“Prepayment Date”).

The $150,000 Debentures (the principal and all accrued but unpaid interest thereon) is subject to conversion at the option of the holder at any time, from time to time, commencing 30 trading days after effectiveness of the Company's pending reverse stock split and continuing up to 5 days prior to maturity and (b) at any time during the period following receipt of a Repayment Notice and up to 5 days prior to the date of Prepayment Date, into shares of the common stock of the Company at a Conversion Price equal to eighty percent (80%) of the Volume Weighted Average Price ("VWAP") of the common stock of the Company. For purposes of this conversion provision, the VWAP of the common stock of the Company as of a particular conversion exercise date shall be determined as the volume weighted average price of the common stock as then reported in the OTC Markets over the 10 trading day period ending on the trading day immediately prior to the conversion exercise date.

The $100,000 Debentures (the principal and all accrued but unpaid interest thereon) is subject to conversion at the option of the holder at any time, from time to time, commencing 30 trading days after effectiveness of the Company's pending reverse stock split and continuing up to 5 days prior to maturity and (b) at any time during the period following receipt of a Repayment Notice and up to 5 days prior to the date of Prepayment Date, into shares of the common stock of the Company at a conversion price equal to $0.45 per share.

In connection with the Convertible 6% Debentures, the Company will record the underlying value attributable to the fair value of the embedded derivatives liabilities associated with the $150,000 Debentures and $100,000 Debentures at the time that the contingencies surrounding the ability to convert the $150,000 Debentures and/or the $100,000 Debentures are determinable (“Trigger Date”) based on an independent valuation using a Monte Carlo Model. The Company will record the amount of the derivative liabilities as of the Trigger Date as a reduction of the remaining initial carrying amount of the Convertible 6% Debentures and the excess amount after reducing the initial carrying amount of the $150,000 Debentures and $100,000 Debentures to $0, if any, as a charge to the income statement. The derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement. Unamortized discount is amortized to interest expense using the effective interest method over the life of the $150,000 Debentures and $100,000 Debentures.

Mint Organics Inc.

On June 22, 2017, Mint Organics entered into an unsecured loan agreement with a third party with a principal balance of $60,000, an annual interest rate of 10%, and all accrued and unpaid interest and outstanding principal are due on the one-year anniversary of the note. Interest expense for the year ended October 31, 2017 was $2,170. The loan was not repaid on the maturity date as required and remains outstanding.

NOTE 10 – DERIVATIVE LIABILITIES

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

The following table summarizes the derivative liability activity for the year ending October 31, 2017:

Description	Derivative Liabilities
Fair value at October 31, 2016	$–
Change due to issuances	759,569
Change in fair value	(95,971)
Fair value at October 31, 2017	$663,598

For the year ended October 31, 2017, net change in fair value of derivative liabilities was $95,971.

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

Assumptions	April 3, 2017	October 31, 2017
Dividend yield	0.00%	0.00%
Risk-free rate for term	1.14%	1.49%
Volatility	255.2%	255.3%
Remaining Term (years)	1.0	1.50
Stock Price	$0.0159	$0.0084

NOTE 11 — INCOME TAXES

The Company is required to file a consolidated tax return that includes all of its subsidiaries.

For the fiscal years ended October 31, 2017 and 2016, the Company has incurred operating losses, and therefore, there were not any tax expense amounts recorded during those years. The cumulative net operating loss carry-forward is approximately $4,749,000 and will expire beginning in 2031 and may be subject to further limitations resulting from the change in control during April 2018.

A reconciliation of the U.S. federal statutory tax amount to the Company’s effective tax amount is as follows:

	Year Ended October 31, 2017	Year Ended October 31, 2016
Income tax benefit at statutory rate (34%)	$(3,098,256)	$(426,088)
Stock-based compensation	1,975,704	–
Derivative liabilities & other	135,334	–
Change in valuation allowance	987,218	426,088
Total	$–	$–

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities for the Company were as follows:

	October 31,	October 31,
	2017	2016
Deferred tax asset attributable to:
Net operating loss carry-forward	$1,614,725	$627,507
Less valuation allowance	(1,614,725)	(627,507)
Total	$–	$–

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

IRS Penalties

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement. During the period that the appeal is being reviewed and a determination is made by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $90,000 of accrued tax penalties on the balance sheet as of October 31, 2017.

NOTE 12 – CAPITAL STOCK

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

Voting

Generally, the outstanding shares of Series A Non-Convertible Preferred Stock shall vote together with the shares of common stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series A Non-Convertible Preferred Stock outstanding, and as long as at least one share of Series A Non-Convertible Preferred Stock is outstanding, such shares shall represent 80% of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock.

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

Issued Shares

On November 1, 2016, the Company issued 100 shares of its Series A Non-Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) to the CEO. On March 8, 2017, the Company issued 100 shares of the Series A Preferred Stock, to each of the COO, CSO and CFO. In connection with an independent valuation using the “Market Approach”, the Company determined that the value attributable to the Series A Preferred Stock issued were nominal.

On February 5, 2018, in connection with the COO’s resignation and termination, the COO agreed to forfeit and the cancellation of the 100 shares of the Series A Preferred Stock previously issued.

Effective April 13, 2018, in connection with the Reorganization Plan, the CEO, CFO and CSO each agreed to forfeit and the cancellation their 100 shares of the Series A Preferred Stock previously issued.

On June 6, 2018, the Company approved resolutions to cancel and terminate the Series A Preferred Stock designation and file a certificate of amendment with the State of Nevada, withdrawing the designation of the Series A Preferred Stock. On June 14, 2018, the Company filed a Certificate of Withdrawal with the Secretary of State of Nevada thereby withdrawing and terminating all previously issued designations of the Company’s Series A Preferred Stock. As a result of the aforementioned actions, as of June 14, 2018, there were no designations of Series A Preferred Stock authorized or outstanding.

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

Conversion

Each holder of Series B Preferred Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series B Preferred Stock is first issued, to convert each share of Series B Preferred Stock into 20 fully-paid and non-assessable shares of common stock.

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

Issued Shares

On November 1, 2016, the Company entered into a Share Exchange Agreement with Mr. Mitrani. Pursuant to the Share Exchange Agreement, Mr. Mitrani agreed to exchange 20,000,000 shares of his common stock of the Company for an aggregate of 1,000,000 shares Series B Convertible Preferred Stock on a 1-for-20 basis (the “Series B Exchange Agreement”). The terms of the Series B Exchange Agreement were never consummated. On March 8, 2017, the Board and Mr. Mitrani decided to unwind the Series B Exchange Agreement and deem it null and void ab initio.

On June 6, 2018, the Company approved resolutions to cancel and terminate the Series B Preferred Stock designations and file a certificate of amendment with the State of Nevada, withdrawing the designation of the Series B Preferred Stock. On June 14, 2018, the Company filed a Certificate of Withdrawal with the Secretary of State of Nevada thereby withdrawing and terminating all previously issued designations of the Company’s Series B Preferred Stock. As a result of the aforementioned actions, as of June 14, 2018, there were no designations of Series B Preferred Stock authorized or outstanding.

Common Stock

On September 1, 2015, the Company filed a Certificate of Amendment with the Secretary of State of Nevada increasing the amount of authorized common stock from 90,000,000 shares to 250,000,000 shares.

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

On June 18, 2018, the Company filed a Certificate of Correction with the Secretary of State of Nevada to effectuate a reverse stock split of one (1) new share for each seventeen (17) shares issued and outstanding as of the record date of May 21, 2018, with resulting fractional shares being rounded up to the nearest whole number, and a reduction in the authorized shares from 750 million to 250 million (the “Reverse Split”).

On June 1, 2018, the Company submitted an Issuer Company-Related Notification Form (“June 1 Notification Form”) with FINRA pursuant to Rule 10b-17 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding the Name Change and Reverse Split. However, due to the Company’s delinquency its Exchange Act reports with the SEC by failing to file this Annual Report and its Quarterly Reports for the quarters ended January 31, 2018 and April 30, 2018, FINRA did not announce or effectuate the Name Change or Reverse Split in the marketplace. FINRA has since informed the Company that as a result of the length of time before the Company expects to file its delinquent Exchange Act reports with the SEC, a new Issuer Company-Related Notification Form will be required to be submitted for approval upon the Company becoming current in its Exchange Act filings.

Sales of Common Stock

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

During January 2017 and February 2017, the Company sold an aggregate of 600,000 Units and 300,000 Units, respectively. Each Unit cost $0.10 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a total of 1,800,000 common shares, Class A warrants to purchase 900,000 common shares and Class B warrants to purchase 900,000, common shares. The Class A Warrant and Class B Warrant have exercise prices of $0.075 and $0.150, respectively, and have a three-year term. The aggregate grant date fair value of the warrants issued in connection with this offering was $33,480. The total proceeds received from the above sales occurring in January 2017 and February 2017 were $60,000 and $30,000, respectively.

During February 2017, the Company sold 250,000 shares of common stock to a related party at $0.04 per share for an aggregate purchase price of $10,000.

On March 8, 2017, in consideration for consulting services rendered to the Company and Mint Organics, Inc., the Board approved the issuance of 100,000 shares of unregistered common stock valued at $0.03 per share, the closing price of the common stock of the Company on that date, to a consultant. The Company recorded $3,000 of stock-based compensation expense based on the grant date fair value of these shares.

On March 29, 2017, in connection with the terms of the SPA, the Company issued the Agent, Werber and Bothwell a total of 2,000,000, 1,000,000 and 1,000,000 common shares of the Company, respectively, valued in the aggregate at $63,680, based on the closing price of the common stock of the Company on the date the stock was issued.

On May 17, 2017, in connection with the Taddeo Agreement, the Company granted Taddeo 1,000,000 shares of unregistered common stock. The value of the stock grant was determined to be $12,000 based on the closing price of the common stock of the Company on the date of grant ($0.12 per share). The shares vest on the date Mint Organics, through one of its subsidiaries, obtains a license from a state to dispense cannabis or December 31, 2017, whichever is earlier, and provided that Taddeo’s employment has not been terminated prior to the time the vesting conditions have been met. The Company has recorded amortization expense totaling $8,800 for the period from date the stock grant was issued through October 31, 2017 as additional stock-based compensation.

During January 2018, the Company sold 4,062,500 shares of common stock to four “accredited investors” at $0.016 per share for an aggregate purchase price of $65,000.

In connection with the Sale of the ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Operating Officer, the Chief Operating Officer agreed to forfeit 53,300,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Operating Officer 7,500,000 shares of newly issued common stock of the Company valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale. The Company will record $82,500 of stock-based compensation expense based on the grant date fair value of these shares during the period that the shares were granted.

In connection with the Sale of the ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Technology Officer, the Chief Technology Officer agreed to forfeit 23,850,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Technology Officer 7,500,000 shares of newly issued common stock of the Company valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale. The Company will record $82,500 of stock-based compensation expense based on the grant date fair value of these shares during the period that the shares were granted.

During February 2018, the Company sold 1,250,000 shares of common stock to an “accredited investor” at $0.016 per share for an aggregate purchase price of $20,000. The proceeds were used for working capital.

During March 2018, the Company sold 313,500 shares of common stock to an “accredited investor” at $0.016 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.

During April 2018, the Company sold 625,000 shares of common stock to two “accredited investors” at $0.016 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.

As described in Note 5, effective April 13, 2018 in connection with the Reorganization Plan, the Company agreed to issue to MBA an aggregate of 222,425,073 shares of its common stock, representing 51% of the outstanding shares of the common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company.

In connection with the Reorganization Plan, The CFO and CSO each agreed to exercise on a cashless basis all of their warrants to purchase 53,300,000 and 23,850,000 shares of common stock of the Company, respectively. Based on the closing price of the Company’s common stock on the Effective Date of $0.016 per share and the warrant exercise price of $0.001 per share, the CFO and CSO were required to use 4,675,439 and 2,092,105 shares of common stock received from the exercise of the warrants, respectively, to pay for the exercise price for exercising all of the warrants.

Effective April 13, 2018, the CFO and CSO were each granted 4,675,439 and 2,092,105 shares of common stock of the Company, respectively valued at $0.016 per share based on the closing price of the common stock of the Company on the effective date of the grant. The newly granted shares vest immediately and the Company will record stock-based compensation of $74,807 and $33,474, respectively, during the period that the shares were granted.

NOTE 13 – WARRANTS

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

In connection with the Executive Employments Agreements dated November 4, 2016 (see Note 14), the Company granted the following warrants to each executive as described below:

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

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 1.79%, (2) term of 10 years, (3) expected stock volatility of 152%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $1,879,380 of which $1,722,765 has been amortized during the year ended October 31, 2017, and the remaining unamortized costs will be expensed pro rata as the warrants vest.

Werber:	a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the date of the grant, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance.

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 1.79%, (2) term of 10 years, (3) expected stock volatility of 152%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $1,879,380 of which $1,879,380 has been amortized during the year ended October 31, 2017.

M. Mitrani:

a warrant to purchase, on a cashless basis, up to 10,000,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the date of the grant, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance.

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 1.79%, (2) term of 10 years, (3) expected stock volatility of 152%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $591,000 of which $591,000 has been amortized during the year ended October 31, 2017.

During January 2017 and February 2017, the Company issued 1,200,000 and 600,000 warrants, respectively, in connection with common stock offerings and valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.43% to 1.50%, (2) term of 3 years, (3) expected stock volatility of 106%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued during January 2017 and February 2017 was $22,320 and $11,160, respectively.

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

(b) Notwithstanding the foregoing vesting schedule, the unvested portion of the Warrant shall be accelerated upon the achievement of the milestones set forth below, to the satisfaction of the Board in its sole discretion and contingent upon Mr. Suddarth’s continued employment at the time of consummation:

1.	25% for the commercial availability of a sheet type human amnion product
2.	15% for the third commercially available product; and
3.	10% for the fourth commercially available product

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 2.57%, (2) term of 10 years, (3) expected stock volatility of 153%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $469,845 of which $469,845 has been amortized during the year ended October 31, 2017.

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

The foregoing warrants are exercisable for $0.02 per share, the closing price of common stock of the Company on March 8, 2017, and are exercisable from the date of issuance until the 10th anniversary of the date of issuance. The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 2.57%, (2) term of 10 years, (3) expected stock volatility of 153%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $1,119,945 of which $1,119,945 has been amortized during the year ended October 31, 2017.

A summary of warrant activity for the years ended October 31, 2016 and 2017 are presented below.

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2015	1,008,114	$0.75	3.78	$–
Granted	729,370	$0.75	4.00	$–
Exercised	–	$–	–	–
Expired/Forfeited	–	$–	–	–
Outstanding and exercisable at October 31, 2016	1,737,484	$0.75	3.01	$–

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2016	1,737,484	$0.75	3.01	$–
Granted	156,400,000	$0.05	9.90	$–
Exercised	–	$–	–	–
Expired/Forfeited	–	$–	–	–
Outstanding at October 31, 2017	158,137,484	$0.05	9.02	$–

Exercisable at October 31, 2017	155,487,484	$0.05	9.02	$–

In connection with the Sale of ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Operating Officer, the Chief Operating Officer agreed to forfeit 53,300,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Operating Officer 7,500,000 shares of newly issued common stock of the Company.

In connection with the Sale of ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Technology Officer, the Chief Technology Officer agreed to forfeit 23,850,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Technology Officer 7,500,000 shares of newly issued common stock of the Company.

In connection with the amendment to the Chief Financial Officer’s employment agreement on April 6, 2018, the terms of the remaining warrants previously granted to the Chief Financial Officer were modified to provide that in the event of an occurrence of a change in control or termination of the employment (as defined in the agreement), pursuant to the terms thereof, the exercise price for all outstanding warrants granted to the Chief Financial officer to purchase common stock of the Company during the term of his employment agreement shall be reduced to $0.001 per share. The Company will value the modification to the terms of the exercise price for the Chief Financial Officer’s warrants as of the date of the amendment using the Black-Scholes option pricing model and record the expense upon such time that the terms associated with the reduction in exercise prices are met (see Note 5).

In connection with the amendment to the Chief Science Officer’s employment agreement on April 6, 2018, the terms of the remaining warrants previously granted to the Chief Science Officer were modified to provide that in the event of an occurrence of a change in control or termination of the employment (as defined in the agreement), pursuant to the terms thereof, the exercise price for all outstanding warrants granted to the Chief Science Officer to purchase common stock of the Company during the term of her employment agreement shall be reduced to $0.001 per share. The Company will value the modification to the terms of the exercise price for the Chief Science Officer’s warrants as of the date of the amendment using the Black-Scholes option pricing model and record the expense upon such time that the terms associated with the reduction in exercise prices are met (see Note 5).

In connection with the Reorganization Plan, The CFO and CSO each agreed to exercise on a cashless basis all of their warrants to purchase 53,300,000 and 23,850,000 shares of common stock of the Company, respectively. Based on the closing price of the Company’s common stock on the Effective Date of $0.016 per share and the warrant exercise price of $0.001 per share, the CFO and CSO were required to use 4,675,439 and 2,092,105 shares of common stock received from the exercise of the warrants, respectively, to pay for the exercise price for exercising all of the warrants.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Executive Employment Agreements

Effective November 4, 2016, the Company entered into executive employment agreements with Albert Mitrani, the CEO; the CEO’s wife Maria Mitrani, the Chief Science Officer (“CSO”); Bruce Werber, the Chief Operating Officer (“COO”); and Ian Bothwell, the Chief Financial Officer (“CFO”). On March 8, 2017, the Company entered into an executive employment agreement with Terrell Suddarth, the Chief Technology Officer (“CTO”), and amended the CSO’s, the COO’s and CFO’s executive employment agreements. On April 6, 2018, the Company amended the CFO’s and CSO’s executive employment agreements (collectively the CEO, CSO, COO, CFO’s and CTO’s executive employment agreements, as amended, are referred to as the “Executive Agreements”). The terms provided for in the each of the Executive Agreements are summarized below:

CEO

Mr. Mitrani shall serve as the Company’s CEO and Chairman of the Board of Directors of the Company. The employment term shall be for five years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of five years, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The CEO’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the CEO a $100,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. In addition, the agreement provided for the settlement of unpaid expenses and prior salary of approximately $120,000 to be paid upon the earliest reasonably practicable time that there is sufficient working capital as determined by the Board. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $2,500 per month plus all expenses related to the maintenance, repair and operation of such automobile, reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the CEO in accordance with the Company's expense reimbursement policies and procedures and a personal life insurance policy of up to $2,000,000. The Company may terminate the agreement at any time with or without “Cause” and the CEO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the CEO upon termination is more fully described in the agreement.

See discussion below regarding the termination of the agreement and execution of a new employment agreement with the CEO on April 13, 2018.

COO

Mr. Werber shall serve as the Company’s COO and member of the Board of Directors of the Company. The employment term shall be for three years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The COO’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the COO a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $650 per month, reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the COO in accordance with the Company's expense reimbursement policies. The Company may terminate the agreement at any time with or without “Cause” and the COO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the COO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the COO a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the effective date, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance (see Note 13).

See discussion below regarding the termination of the agreement with the COO on February 5, 2018.

CFO

Mr. Bothwell shall serve as the Company’s CFO and member of the Board of Directors of the Company. The employment term shall be for three years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The CFO’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the CFO a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $650 per month, reimbursement of office related expenses up to $2,500 per month, reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the CFO in accordance with the Company's expense reimbursement policies. The Company may terminate the agreement at any time with or without “Cause” and the CFO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the CFO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the CFO a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the effective date, exercisable in accordance with the vesting schedule as described in the agreement until the 10th anniversary of the date of issuance (see Note 13).

On April 6, 2018, the Company amended the CFO’s employment agreement, which provided among other things, that in the event of an occurrence of a change in control or termination of the employment (as defined in agreement) pursuant to the terms thereof, the exercise price for all outstanding warrants granted to the CFO to purchase common stock of the Company during the term of the agreement shall be reduced to $0.001 per share. In addition, Mr. Bothwell’s employment agreement was amended to increase the initial term and the automatic renewal term provided for in the employment agreement from three years to five years, increased the amount of automobile expense allowance and removed the cap for the reimbursement of office related expenses.

See discussion below regarding the termination of the agreement and execution of a new employment agreement with the CFO on April 13, 2018.

CSO

Dr. Maria Ines Mitrani shall serve as the Company’s CSO and member of the Board of Directors of the Company. The employment term shall be for five years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of five years, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The CSO’s base annual salary is $250,000 (subsequently amended to $300,000 on March 8, 2017), which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the CSO a $50,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. In addition, the agreement provided for the settlement of unpaid expenses and prior consulting fees owed to MariLuna LLC, an entity owned by the CSO, of approximately $84,000 to be paid upon the earliest reasonably practicable time that there is sufficient working capital as determined by the Board. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $1,000 per month plus all expenses related to the maintenance, repair and operation of such automobile and reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the CSO in accordance with the Company's expense reimbursement policies and procedures. The Company may terminate the agreement at any time with or without “Cause” and the CSO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the CSO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the CSO a warrant to purchase, on a cashless basis, up to 10,000,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the effective date, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance (see Note 13).

On April 6, 2018, the Company amended the CSO’s employment agreement, which provided among other things, that in the event of an occurrence of a change in control or termination of the employment (as defined in agreement) pursuant to the terms thereof, the exercise price for all outstanding warrants granted to the CSO to purchase common stock of the Company during the term of the agreement shall be reduced to $0.001 per share.

See discussion below regarding the termination of the agreement and execution of a new employment agreement with the CSO on April 13, 2018.

CTO

Mr. Suddarth shall serve as the Company’s CTO and member of the Board of Directors of the Company. The employment term shall be for three years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The CTO’s base annual salary is $300,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the CTO a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $650 per month, and reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the CTO in accordance with the Company's expense reimbursement policies. The Company may terminate the agreement at any time with or without “Cause” and the CTO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the CTO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the CTO a warrant to purchase, on a cashless basis, up to 23,850,000 shares of common stock of the Company for $0.02 per share, the closing price of the Company’s common stock on the effective date, exercisable in accordance with the vesting schedule as described in the agreement until the 10th anniversary of the date of issuance (see Note 13).

See discussion below regarding the termination of the agreement with the CTO on February 5, 2018.

Termination Of Executive Employment Agreements

In connection with Sale (see Note 4), Werber and Suddarth each entered into a Separation and General Release Agreement with the Company effective upon the closing of the Sale which provided for the immediate resignation of Werber and Suddarth of all their respective executive and Board of Director positions held with the Company and/or any of the Company’s subsidiaries, and the termination and settlement of all obligations of each party to the other pursuant to the respective employment agreements, including the release of all rights the Company may have held in any intellectual property of Werber and Suddarth and any non-compete restrictions on Werber and Suddarth. In connection with such releases, Werber and Suddarth each agreed to forfeit all warrants previously granted and outstanding (a total of 77,150,000 warrants to purchase shares of common stock of the Company), forfeit any and all accrued and unpaid amounts owing under the employment agreements for past due wages, benefits, severance obligations, unreimbursed expenses and any other obligations owing to one another as of the date of the Sale in exchange for a grant of 7,500,000 shares of restricted common stock of the Company to each of Werber and Suddarth (the grant date fair value of the newly issued shares issued to each of Werber and Suddarth was $82,500).

Effective April 13, 2018, in connection with Reorganization Plan described in Note 5, Manuel Iglesias replaced Albert Mitrani as the Chief Executive Officer of the Company, Ian Bothwell resigned from the Board of Directors of the Company and Maria Mitrani resigned from the Board of Directors of the Company. In addition, effective April 13, 2018, Albert Mitrani, Ian Bothwell, and Maria Mitrani, each agreed to terminate their respective executive employment agreements, dated November 4, 2016, as amended, in favor of new employment agreements (“New Executive Employment Agreements”) under the terms described below. In addition, in connection with the termination of the aforementioned agreements, Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to release the Company for all amounts owing to them for unpaid salaries through the Effective Date and advances and/or expenses incurred prior to December 31, 2017.

New Executive Employment Agreements

On April 23, 2018, the Company entered into new employment agreements, effective as of April 13, 2018 (“New Executive Employment Agreements”), with each of Albert Mitrani, Ian Bothwell and Maria Mitrani (each, an “Executive”).

Pursuant to the Albert Mitrani’s New Executive Employment Agreement, Mr. Mitrani shall serve as the Company’s President. Mr. Mitrani’s base annual salary is $162,500, which shall accrue commencing Effective Date and shall be payable in equal semi-monthly installments, commencing May 1, 2018, in arrears. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term.

Pursuant to Ian Bothwell’s New Employment Agreement, Mr. Bothwell shall continue to serve as the Company’s Chief Financial Officer. Mr. Bothwell’s base annual salary is $162,500, which shall accrue commencing Effective Date and shall be payable in equal semi-monthly installments, commencing May 1, 2018, in arrears. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term.

Pursuant to Maria Mitrani’s New Employment Agreement, Dr. Mitrani shall continue serving as the Company’s Chief Science Officer. Dr. Mitrani’s base annual salary is $162,500, which shall accrue commencing Effective Date and shall be payable in equal semi-monthly installments, commencing May 1, 2018, in arrears. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term.

Term

The term of each New Employment Agreement commences as of the Effective Date and continues until December 31, 2020 (Mr. Bothwell) or December 31, 2023 (Mr. Mitrani and Ms. Mitrani) (“Initial Term”), unless terminated earlier pursuant to the terms of the New Employment Agreement; provided that on such expiration of the Initial Term, and each annual anniversary thereafter (such date and each annual anniversary thereof, a “Renewal Date”), the agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Agreement at least 90 days’ prior to the applicable Renewal Date. The period during which the Executive is employed by the Company hereunder is hereinafter referred to as the “Employment Term.”

Unpaid Advances

All unpaid advances by the Executive to the Company prior to January 1, 2018 and all unreimbursed expenses of Executive incurred prior to January 1, 2018 are forgiven and shall be written off by Executive. The Company shall repay the unpaid advances subsequent to December 31, 2017, and the unreimbursed expenses incurred subsequent to December 31, 2017, on May 15, 2018.

Fringe Benefits and Perquisites

During the Employment Term, each Executive shall be entitled to fringe benefits and perquisites consistent with the practices of the Company, and to the extent the Company provides similar benefits or perquisites (or both) to similarly situated executives of the Company.

Termination

The Company may terminate the New Employment Agreement at any time for good cause, as defined in the New Employment Agreement, including, the Executive’s death, disability, Executive’s willful and international failure or refusal to follow reasonable instructions of the Company’s Board of Directors, reasonable and material policies, standards and regulations of the Company’s Board of Directors or management.

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

The lease payments pursuant to the Ethan Lease were as follows:

Year Ended	Minimum
October 31,	Rent
2016	$104,785
2017	117,714
2018	121,245
2019	124,882
2020	117,616
2021	–
Total	$586,242

All of Ethan NY’s obligations under the Ethan Lease are recourse only to the assets at Ethan NY, except for certain obligations under the Ethan Lease that were guaranteed by a former employee. Under the terms of the Ethan Lease, the obligations of Ethan NY for future rents are to be mitigated based on the amount of any future rents that are received for the rental of the leased premises to other tenants during the initial term. During August 2016, Ethan NY received confirmation that the leased premises had been leased to another tenant. In connection with the termination of the Ethan Lease, Ethan NY has made several unsuccessful attempts to contact the landlord for the purpose of obtaining a settlement and release for any amounts that the landlord may claim are owing under the Ethan Lease, if any. Ethan NY is not aware of any claim pending or threatened in connection with the Ethan Lease. At October 31, 2016 and 2017, Ethan NY has recorded in liabilities of discontinued operations the amount of rent obligations through June 30, 2016 and a reserve for estimated losses in connection with termination of the Ethan Lease of $76,000 and $25,905, respectively. In addition, in connection with the termination of the Ethan Lease, Ethan NY recorded in its loss from discontinued operations for the year ended October 31, 2016 the loss of the $18,585 security deposit made in connection with the execution of the Ethan Lease that is non-returnable to Ethan NY upon the occurrence of certain defined events prescribed under the Ethan Lease and the impairment loss of $5,463 associated with the remaining net amounts of furniture & fixtures and leasehold improvements that were remaining on the books and are not recoverable in connection with the termination of the Ethan Lease and the closing of the store location.

Anu Life Sciences, Inc.

In connection with the Company’s decision to relocate its existing placental tissue bank processing laboratory in Miami, Florida, on May 23, 2017, our wholly-owned subsidiary, Anu Life Sciences Inc. a Florida corporation (“ANU”), entered into a five-year lease agreement (“Lab Lease”) for an approximately 3,500 square foot laboratory and administrative office facility in Sunrise, Florida. The Lab Lease is effective July 1, 2017 and expires on June 30, 2022, and provided for the ability of ANU to move into the premises beginning June 20, 2017. In connection with the Lab Lease, ANU provided a $37,275 security deposit of which $18,638 is to be returned to ANU after the 2nd year anniversary of the Lab Lease, provided ANU has been compliant under the terms of the Lab Lease through that date. The minimum monthly lease payments under the Lab Lease, excluding applicable Florida sales tax and additional rents as may be required under the terms of the Lab Lease, are approximately $7,900 for the first 24 months and $9,000 per month, $9,200 per month and $9,400 per month for the third, fourth and fifth years, respectively. Minimum lease payments commenced July 1, 2017. The Company recorded lease expense on a straight-line basis over the life of the lease. The Company recorded lease expense in connection with the Lab Lease of $34,404 for the year ended October 31, 2017. The minimum lease payments pursuant to Lab Lease are as follows:

Year Ended	Minimum
October 31,	Rent
2018	$95,421
2019	99,663
2020	109,049
2021	111,782
2022	75,758
Total	$491,673

The minimum lease payments described above exclude applicable Florida sales tax and additional rents as may be required under the terms of the Lab Lease. In accordance with the terms of the lease for the Company’s existing laboratory facility, the Company provided its notice of termination and as of June 20, 2017, completed the relocation of the lab facilities to the Sunrise leased premises.

As described in Note 4, in connection with the Sale, ANU sold or transferred to Vera its right, title and interest in the Lab Lease (including the associated security deposits) and all leasehold improvements.

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

Convertible Equity Securities

Conversion of Notes issued in connection with the SPA

In connection with the SPA, at any time after the six (6) month anniversary of the closing date and until the Note is no longer outstanding, any outstanding principal portion of the Note shall be convertible, in whole or in part, into shares of common stock of the Company at the option of each Purchaser (subject to the conversion limitations set forth in the SPA). The conversion price in effect on any conversion date shall be equal to the lower of (i) $0.15, and (ii) 60% of the lowest daily volume weighted average price in the 20 trading days prior to the conversion Date. Under the terms of the SPA, Bothwell and Werber were not eligible to convert their portion of the Note until the Agent has been fully repaid.

The Company performed an independent valuation (using “Monte Carlo Simulation Models”) of the underlying value attributable to the fair value of the embedded derivatives liabilities associated with the Notes at the issuance date (the Notes contain full ratchet reset provisions and variable market based conversion derivative features) and determined that the fair value of the derivative liabilities associated with the Note was $759,569 (the derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement). As of October 31, 2017, the amounts owed under the SPA, including original issue discount and accrued interest was $536,820.

In connection with the Sale, (see Note 4), the Notes were repaid in full and all contingency conversion rights associated with Notes were no longer outstanding. The Company will write-off any remaining balance outstanding of the derivative liabilities as of the date of the Sale.

Series A Preferred Stock of Mint Organics Inc.

As more fully described in Note 15, each share of the Mint Series A Preferred Stock shall automatically convert into 1.5 shares of Class B Common stock of Mint Organics upon the earlier of (a) the fifth anniversary of the date such share of Mint Series A Preferred Stock was issued; or (b) Mint Organics’ receipt of the necessary licenses and permits required to operate business operations in the medical cannabis industry. In addition, commencing on the first anniversary of the issuance date and within the 90-day period thereafter, each holder of the Mint Series A Preferred Stock shall have the right, but not the obligation, to convert some or all of such holder’s shares of Mint Series A Preferred Stock (or Class B Common Stock equivalent) into unregistered shares, par value $0.001 per share, of common stock of Organicell, based on the Stated Value divided by the average trading price of Organicell common stock for the ten trading days prior the conversion date. Notwithstanding the foregoing, the number of shares of Class B Common Stock issuable upon the conversion of the outstanding Mint Series A Preferred Stock shall be adjusted to ensure that the outstanding Class B Common Stock represents 45% of the outstanding capital stock of Mint Organics (based on conversion of 300 shares of the Mint Series A Preferred Stock or pro rata portion thereof).

On April 6, 2018, in connection with Mr. Taddeo’s resignation, the Company and Mr. Taddeo entered into a Share Purchase and General Release Agreement whereby the Company agreed to purchase from Mr. Taddeo his 150 shares of Mint Series A Convertible Preferred Stock of Mint Organics for an aggregate purchase price of $40,000. (see Note 15).

Effective May 14, 2018, the conversion rights for the holders of the Mint Series A Preferred Stock (or Class B Common Stock equivalent) to convert into unregistered shares, par value $0.001 per share, of common stock of Organicell had expired.

Private Placement Of Convertible 6% Debentures

As more fully described in Note 9, the Company issued the $150,000 Debentures and $100,000 Debentures that are each subject to conversion (the principal and all accrued but unpaid interest thereon) at the option of the holder at any time, from time to time, commencing 30 trading days after effectiveness of the Company's pending reverse stock split and continuing up to 5 days prior to maturity and (b) at any time during the period following receipt of a Repayment Notice and up to 5 days prior to the date of Prepayment Date, into shares of the common stock of the Company; in the case of the $150,000 Debentures at a conversion price equal to 80% of the VWAP of the common stock of the Company, or in the case of the $100,000 Debentures, at a conversion price of $0.45 per share.

NOTE 15 – MINT ORGANICS

On February 14, 2017, the Company entered into a participation agreement with Mr. Peter Taddeo (“Taddeo”) and Mr. Wayne Rohrbaugh (“Rohrbaugh”), two non-affiliated accredited investors (collectively, the “Investors”) in connection with the Company’s endeavor to obtain a license to dispense medical cannabis in Florida.

Pursuant to the agreement, Taddeo and Rohrbaugh each invested $150,000 in the Company and the Company immediately established Mint Organics, Inc. (“Mint Organics”), a 55%-owned subsidiary of the Company and Mint Organics Florida, Inc. (“Mint Organics Florida”), a wholly owned subsidiary of Mint Organics, each dedicated to pursue the objectives of the Agreement (collectively Mint Organics and Mint Organics Florida are referred to as the “Mint Organics Entities”). In connection with the agreement, $150,000 of the proceeds received from the Investors was obligated to be used to fund the operations of the Mint Organics Entities and the remainder was to be used for working capital of the Company.

Mint Organics authorized capital consists of (i) 1,000 shares of Class A voting common stock, par value $0.001 per share (“Class A Common Stock”); (ii) 1,000 shares of Class B Non-voting common stock, par value $0.001 per share (“Class B Common Stock”); and (iii) 1,000 shares of Preferred Stock, par value $0.001 per share. Organicell owns 550 shares of Class A Common Stock, representing 100% of the outstanding shares of Class A Common Stock. There are no shares of Class B Common Stock currently outstanding.

Pursuant to the Certificate Of Designation filed on February 28, 2017 and as amended on March 23, 2017, Mint Organics authorized 300 shares of Series A convertible preferred stock, par value $0.001 per share and a stated value of $1,000 per share (“Mint Series A Preferred Stock”). The Mint Series A Preferred Stock is non-voting and non-redeemable. The amount of each share of the Mint Series A Preferred Stock shall automatically convert into 1.5 shares of Class B Common Stock of Mint Organics upon the earlier of (a) the fifth anniversary of the date such share of Mint Series A Preferred Stock was issued; or (b) Mint Organics’ receipt of the necessary licenses and permits required to operate business operations in the medical cannabis industry. In addition, commencing on the first anniversary of the issuance date and for the 90-day period thereafter, each holder of the Mint Series A Preferred Stock shall have the right, but not the obligation, to convert some or all of such holder’s shares of Mint Series A Preferred Stock (or Class B Common Stock equivalent) into unregistered shares, par value $0.001 per share, of common stock of Organicell, based on the stated value divided by the average trading price of Organicell common stock for the ten trading days prior the conversion date. Notwithstanding the foregoing, the number of shares of Class B Common Stock issuable upon the conversion of the outstanding Mint Series A Preferred Stock shall be adjusted to ensure that the outstanding Class B Common Stock represents 45% of the outstanding capital stock of Mint Organics (based on conversion of 300 shares of the Mint Series A Preferred Stock or pro rata portion thereof).

In connection with the agreement, Mint Organics issued to each of Taddeo and Rohrbaugh (i) 150 shares of Mint Series A Preferred Stock and (ii) a warrant exercisable for up to 150,000 shares of Organicell’s common stock for $0.15 per share exercisable from the date of issuance until the third anniversary of the date of issuance (see Note 13).

In addition, in connection with the agreement, Taddeo was appointed as the Chief Executive Officer and as a director of the Mint Organics Entities. Rohrbaugh was appointed as the Chief Operating Officer and as a director of the Mint Organics Entities.

On March 8, 2017, Mint Organics issued warrants to purchase shares of Class A Common Stock, of Mint Organics, vesting on the date Mint Organics, through one of its subsidiaries, obtains a license from a state to dispense cannabis until the fifth anniversary thereof to the following executives of Mint Organics:

Name:	Warrants	Exercise Price:
Albert Mitrani	79	$0.001
Ian T. Bothwell	79	$0.001
Dr. Maria I. Mitrani	79	$0.001
TOTAL	237

In connection with an independent valuation using a Black-Scholes option model, the fair value of the warrants issued were determined to be $34,949. As described above, the vesting of the warrants are contingent upon the completion of future events. The Company has estimated that the warrants will be fully vested by December 31, 2017. As a result, the Company has recorded amortization expense totaling $27,960 for the period from date the warrants were issued through October 31, 2017 as additional stock-based compensation.

Taddeo Employment Agreement

Pursuant to an employment agreement entered into effective May 1, 2017, with Mr. Taddeo (“Taddeo”) and Mint Organics (“Taddeo Employment Agreement”), Mr. Taddeo shall serve as the Chief Executive Officer of Mint Organics (“Mint CEO”) and a member of the Board of Directors of Mint Organics (“Mint Board”). The employment term shall be for three years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The Mint CEO’s base annual salary is $180,000 during the period prior to Mint Organics, through one of its subsidiaries, or by other means, obtains or acquires access for a license from a state to dispense cannabis which shall accrue commencing as of the effective date and shall be payable upon Mint Organics generating sufficient net revenue or obtaining sufficient third party financing; and thereafter payable in periodic installments in accordance with Mint Organics customary payroll practices, but no less frequently than monthly. The Mint CEO’s base salary shall automatically be adjusted to an annual rate of base salary of $250,000 once the license is obtained. The base salary shall be reviewed at least annually by the Mint Board and the Mint Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, Mint Organics agreed to pay the Mint CEO a $25,000 signing bonus which shall be accrued and paid by Mint Organics upon Mint Organics having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under Mint Organics’ equity plan, if any, fringe benefits and perquisites consistent with the practices Mint Organics (including health and dental insurance, an automobile expense allowance of $1,000 per month, and reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the Mint CEO in accordance with Mint Organics’ expense reimbursement policies. Mint Organics may terminate the agreement at any time with or without “Cause” and the Mint CEO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the Mint CEO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the Mint CEO 1,000,000 shares of unregistered common stock of Organicell, which vested on December 31, 2017 (see Note 12).

On April 6, 2018, Peter Taddeo resigned as a member of the Board of Directors of the Company and as the Chief Executive Officer and member of the board of directors of the Mint Organics Entities. In connection with Mr. Taddeo’s resignation, Mr. Taddeo entered into a Separation and General Release Agreement (“Taddeo Separation Agreement”) whereby Mr. Taddeo agreed to release the Mint Organics Entities from all obligations in connection with the Taddeo Agreement and all other agreements and/or financial obligations between the parties related to the Taddeo’s employment or services performed with any of Mint Organics Entities. In consideration for Taddeo entering into the Taddeo Separation Agreement, the Mint Organics Entities paid Taddeo $5,000 and Mr. Bothwell paid $3,000 to Taddeo for the purchase of the 1,000,000 shares of common stock of the Company that were granted to Taddeo in connection with the Taddeo Agreement. Contemporaneously with the execution of the Taddeo Separation Agreement, the Company and Mr. Taddeo entered into a Share Purchase and General Release Agreement whereby the Company agreed to purchase from Mr. Taddeo his 150 shares of Mint Series A Preferred Stock for an aggregate purchase price of $40,000.

Mint Organics Florida, Inc.

Mint Organics Florida’s authorized capital structure consists of (1) 10,000 shares of Class A voting common stock (“Class A Common Stock”), par value $0.001 per share and (ii) 10,000 shares of Class B Non-voting common stock (“Class B Common Stock”), par value $0.001 per share. The Class A Common Stock shall have the sole right and power to vote on all matters on which a vote of shareholders is to be taken. In all matters, with respect to actions both by vote and by consent, each holder of shares of the Class A Common Stock shall be entitled to cast one vote in person or by proxy for each share of Class A Common Stock standing in such holder’s name on the transfer books of the Corporation. The Class B Common Stock shall not be entitled to vote on any matters.

On February 28, 2017, the Board of Mint Organics Florida issued 2,125 shares of Class A Common Stock, par value $0.001 per share, of Mint Organics Florida to Mint Organics and determined that the fair consideration for the initial issuance of the Class A Common Stock is $0.001 per share.

Offering:

On March 17, 2017, Mint Organics Florida initiated an offering to raise up to $1,000,000 in exchange for up to 212.5 shares of Class B Common Stock, representing approximately 10.0% of the outstanding equity of Mint Organics Florida as of the date of the offering. The proceeds of the offering were to be used for general working capital purposes. On April 6, 2017, Mint Organics received proceeds of $100,000 in connection with the sale of 21.25 units to an investor in connection with the offering (representing a 1% minority interest in the equity of Mint Organics Florida).

Agreements:

On February 15, 2017, Mint Organics Florida entered into a consulting agreement (“Lobby Consulting Agreement”) with a lobbying firm in connection with Mint Organics Florida’s efforts to obtain a license to dispense medical cannabis in Florida. The initial term of the Lobby Consulting Agreement was for a minimum period of one year and could automatically renew for additional one-year terms unless either party provided 60 days’ prior written notice of intent to cancel the agreement. Under the terms of the Lobby Consulting Agreement, Mint Organics Florida is required to pay a monthly fee of $7,500, plus expenses and upon Mint Organics Florida’s receipt of a license to dispense medical cannabis in Florida, the lobbying firm was entitled to receive a 3% equity interest in Mint Organics Florida through granting of 63.75 shares of Class B Common Stock of Mint Organics Florida.

As of October 31, 2017, Mint Organics had not been successful in obtaining the required licenses to operate MMTC’s and had exhausted all of its working capital and therefore was unable to continue efforts towards development of that business. Effective October 31, 2017, Mint Organics Florida and the lobbying firm agreed to mutually terminate the Lobby Consulting Agreement whereby Mint Organics Florida agreed to pay all consulting fees owing under the Lobby Consulting Agreement through October 31, 2017 and issue the lobbying firm the 3% equity interest in Mint Organics Florida Class B Common Stock, regardless of the contingency terms for such issuance provided for in the Lobby Consulting Agreement. As of October 31, 2017, Mint Organics Florida had provided the lobbying firm the agreed upon equity interests and $7,500 of the remaining accrued fees due to the lobbying firm were paid during the quarter ended January 31, 2018.

Non-controlling interests in Mint Organics and Mint Organics Florida

The Company’s non-controlling interests in Mint Organics and Mint Organics Florida at October 31, 2017 are determined based on the pro rata equity percentage held by the non-controlling equity holders of Mint Organics and Mint Organics Florida of 45.0% and 1.0%, respectively, provided however, that the carrying amount of non-controlling interests shall not be negative. As of October 31, 2017, the non-controlling interests representing the minority interest’s share of Mint Organics and Mint Organics Florida equity was $52,744.

NOTE 16 – DISCONTINUED OPERATIONS

During September 2015, the Company formed Ethan NY for the purpose of selling clothing and accessories through a retail store. During June 2016, the Ethan NY operations were closed and as a result the operations of Ethan NY have been reflected as discontinued operations in the financial statements.

The following summarizes the carrying amounts of the assets and liabilities of Ethan NY at October 31, 2017 and 2016:

	October 31,
	2017	2016

Assets:

Cash	$–	$–
Inventories	–	–
Prepaid Expenses	–	–
Security Deposits	–	–
Property, Plant and Equipment, net	–	–
	$–	$–

Liabilities:

Accounts Payable	$94,835	$94,835
Accrued Expenses	31,016	31,016
Deferred Rent	–	–
	$125,851	$125,851

The following summaries Ethan NY’s revenues and expenses, net and net income of discontinued operations:

	Year Ended October 31,
	2017	2016

Revenues	$–	$68,598

Expenses, net	–	265,753

Income (Loss) From Discontinued Operations	$–	$(197,155)

NOTE 17 - SEGMENT INFORMATION

Beginning during the quarter ended July 31, 2017, the Company had two operating segments (providing of anti-aging and cellular therapy patient marketing and product sales (“Referral and Product Sales”) and the operating of Medical Marijuana Treatment Centers for defined MMTC licensed activities (“MMTC Activities”). The MMTC Activities have not obtained the required licenses to open and operate MMTC’s and to date has not generated revenues.

The following are amounts related to the Referral and Product Sales and the MMTC businesses included in the accompanying consolidated financial statements for the year ended October 31, 2017. Because the MMTC Activities did not commence until the year ended October 31, 2017, there are no amounts attributable for that segment during the year ended October 31, 2016:

	Year Ended October 31,
	2017	2016

Revenues:
Referrals and product sales	$569,845	$184,881
MMTC Activities	–	–
Total revenues	$569,845	$184,881

Gross profit (loss):
Referrals and product sales	$409,219	$90,479
MMTC Activities	–	–
Gross profit (loss)	$409,219	$90,479

Net loss from continuing operations:
Referrals and product sales	$(8,662,291)	$(1,056,046)
MMTC Activities	(309,841)	–
Net loss from continuing operations	$(8,972,132)	$(1,056,046)

	October 31, 2017	October 31, 2016
Total assets:
Referrals and product sales	$375,522	$69,898
MMTC Activities	1,258	–
Total	$376,780	$69,898

NOTE 18 – SUBSEQUENT EVENTS

Several subsequent events are disclosed in Notes 1, 4, 5, 8, 9, 12, 13, and 14. There were no other subsequent events for disclosure purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported in a Form 8-K filed on August 16, 2018, effective July 1, 2018, our principal independent accountants, GBH CPAs, PC (“GBH”) completed the combination of its practice into Marcum LLP (“Marcum”). As a result of the aforementioned, on August 13, 2018, we formally accepted the resignation of GBH and engaged Marcum as its independent registered public accountants. The engagement of Marcum was approved by our board of directors.

As previously reported in a Form 8-K filed on July 31, 2015, on July 27, 2015, we initially engaged GBH as our principal independent accountants. On July 30, 2015, we dismissed KLJ & Associates, LLP (“KLJ”) as our independent registered public accounting firm. The decision to terminate the services of KLJ and retain GBH as the principal independent accountants was approved by our board of directors.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2017, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of October 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Based on that evaluation under this framework, our management concluded that as of October 31, 2017, our internal control over financial reporting was not effective because of the following material weaknesses:

•	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

•	As a result of the limited number of accounting personnel, we rely on inexperienced staff and outside consultants for the preparation of our financial reports, including financial statements and management discussion and analysis, which could lead to overlooking items requiring disclosure.

•

The Company’s Board of Directors at October 31, 2017 were solely comprised of the executive management of the Company. The Board does not have an audit committee or an independent audit committee financial expert nor did it have either one at October 31, 2017. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert, is an important entity-level control over the Company’s financial statements.

The Company did not file this Annual Report on Form 10-K and the three quarterly reports on Form 10-Q for the subsequent fiscal quarters ended January 31, 2018, April 30, 2018 and July 31, 2018 within the appropriate filing deadlines and were subsequently delinquent in our filings with the SEC under the Securities Exchange Act of 1934, as amended. This delinquency is due to the Company’s limited financial and personnel resources.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, in addition to the engagement of Ian T. Bothwell as the Chief Financial Officer (Principal Financial and Accounting Officer) of the Company in November 2016 and the hiring of additional accounting support staff during the year ended October 31, 2017, in connection with the Reorganization Plan in April 2018, the Company has retained a new Chief Executive Officer with significant health care and public company reporting experience. In addition, as part of the Reorganization Plan, the Company has begun efforts to further automate its accounting and sales ordering functions and the Company’s Board was reconstituted and now includes an independent director. If and when the Company obtains sufficient capital resources, the Company intends to elect other independent directors and hire additional personnel with sufficient U.S. GAAP knowledge and business experience and to segregate appropriate duties among them. As stated above, currently one of our three directors is deemed to be “independent”.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name:	Age:	Position:	Director Since:
Manuel E. Iglesias	63	Chief Executive Officer and Chairman, (Principal Executive Officer)	April 13, 2018
Albert Mitrani	62	President, Secretary and Director	June 24, 2015
Robert W. Zucker	64	Director	May 29, 2018
Ian T. Bothwell	58	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2017-April 13, 2018
Dr. Maria I. Mitrani	37	Chief Science Officer, VP and Director	November 4, 2016-April 13, 2018

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

Professional Experience

Manuel E. Iglesias was elected Chief Executive Officer and member of the Board of Directors of the Company effective April 13, 2018. In 2007, Mr. Iglesias founded Hygea Holdings Corp. and up until April 2018, served as its Chief Executive Officer. From 1988 to 2007, Mr. Iglesias served as the Chairman of the Board of Directors of Management and Business Associates, LLC, a management company based in Coral Gables, FL. He earned an MBA and JD from the University of Chicago in 1981 and 1979, respectively, and a B.S. in International Affairs from Georgetown University in 1976.

Albert Mitrani has been serving as our President, Secretary, Treasurer and a member of the Board of Directors since June 24, 2015. Mr. Mitrani was also our Chief Executive Officer and Chairman of the Board from June 24, 2015 until April 13, 2018. Mr. Mitrani served as the Chief Executive Officer of Analytical Stem Cell Corp. from April 2014 through May 2015. Analytical Stem Cell was involved in stem cell research and patient treatment referral centers. From February 2012 through March 2014 Mr. Mitrani was the Chief Executive Officer of Americell Trinidad and the President of ASCAAC LLC (American Stem Cell) from March 2011 through January 2013. Mr. Mitrani was the Chief Executive Officer of American Cellular Center Quito Ecuador from 2009 through 2012.

Robert W. Zucker was elected as a member of the Board of Directors of the Company effective May 29, 2018. Mr. Zucker is the founder (1993) and currently the managing partner of Zucker Forensics, a firm providing accounting and consulting services for litigation matters throughout the United States. Mr. Zucker has been qualified as an expert in Miami-Dade, Broward and Palm Beach Counties, several other State Courts throughout the Country as well as Federal Courts. Mr. Zucker has lectured at various seminars and possesses over 25 years’ experience in forensic accounting, tax preparation and has represented over a thousand (1,000) clients in various litigation matters and acting as an advisor for businesses. Mr. Zucker is a Chartered Global Management Accountant and a Certified Public Accountant and has received certification in the field of Financial Forensics. Mr. Zucker is also a member of the American Institute of Certified Public Accountants, Bankruptcy Bar Association Southern District of Florida, the Florida Institute of Certified Public Accountants and The Florida Bar, Fifteenth Judicial Circuit Grievance Committee “D”. Mr. Zucker received his BS in Business Administration from Florida Atlantic University, Boca Raton, Florida, in June 1978.

The Company believes Mr. Zucker’s extensive financial experience qualifies him to serve as a member of the Board of Directors of the Company.

Ian T. Bothwell was appointed as the Chief Financial Officer of the Company on November 4, 2016 and served as a member of the Board of Directors from March 8, 2017 until his resignation in April 2018. From 2003 through November 2015, Mr. Bothwell served in various executive positions for Central Energy GP LLC, the general partner of Central Energy Partners LP, a previously publicly traded master limited partnership. From July 2007 through November 2015, Mr. Bothwell served as President and a director of Regional Enterprises, Inc. Since April 2007, Mr. Bothwell has served as the President and controlling member of Rover Advanced Technologies, LLC, a company formed to provide management solutions to the public transportation industry. Since 2015, Mr. Bothwell has also served as the President and controlling member of CountOnMe Inc., a company that provides software solutions for the educational industry. Mr. Bothwell received his Bachelor of Science in Business Administration from Boston University in 1984.

Dr. Maria Ines Mitrani was appointed Chief Science Officer, Vice President and served as a member of the Board of Directors of the Company from November 4, 2016 until her resignation in April 2018. Dr. Mitrani served as the Executive Vice President of Analytical Stem Cell from 2014 to 2015. From 2012 to 2014, Dr. Mitrani served as the Executive Vice President, Medical Tourism Coordinator and Patient Referral Coordinator of Americell Trinidad, LLC. From 2008 to 2014, Dr. Mitrani was with the American Stem Cell & Anti-aging center where she co-founded the first autologous stem cell center in Quito, Ecuador, worked directly with the Ecuadorian government to write new laws for research and treatment using autologous stem cells, was instrumental in opening additional stem cell clinics in Guatemala, Trinidad & Tobago and Jamaica and created an infomercial for weight loss supplements for South America TV. From 2007 to 2009, Dr. Mitrani served as the Senior Executive Vice President of Jade Energy USA where she was the trainer and speaker in Esthetic, Anti-Aging and natural medical conferences and trade shows throughout America, Hong Kong, Ecuador and Peru. Dr. Mitrani has extensive professional and academic experience in research and development of natural supplements and has written protocols for IV use of these supplements. She is also an expert in alternative anti-aging techniques. She earned her MD at Universidad San Francisco de Quito in Quito-Ecuador, her OMD (Doctor of Oriental Medicine) at the Pan-American University of Natural Medicine in Cuenca Ecuador and PhD in Neural Therapy at Sociedad Medica de Terapias Naturales in Quito-Ecuador. In August 2016, Dr. Mitrani received the Humanitarian Award for her work to benefit the victims of the Ecuadorian earthquake in April 2016 from the Ecuadorian National Assembly and has authored several published articles and books on new medicine.

Family Relationships

Albert Mitrani, our President, and Dr. Maria I. Mitrani, our Chief Science Officer, are spouses.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended October 31, 2017, except as follows: Ian T. Bothwell filed a late Form 4 in August 2018 regarding the grant of common shares in April 2018, the exercise of warrants in April 2018 and the purchase of common shares in April 2018; Dr. Maria Ines Mitrani filed a late Form 4 in August 2018 regarding the grant of common shares in April 2018 and the exercise of warrants in April 2018; and Albert Mitrani filed a late Form 4 in August 2018 as a result of being the spouse Dr. Maria Ines Mitrani, who was a reporting person from the issuances and exercises described above; Mr. Manuel E. Iglesias filed a late Form 3 in August 2018 in connection with his appointment as an executive officer and director and the issuance of common shares in April 2018; Mr. Robert W. Zucker filed a late Form 3 in August 2018 in connection with his appointment as a director. In addition to the above, Mr. Manuel E. Iglesias, Mr. Ian Bothwell and Ms. Maria Ines Mitrani each filed a late form 13D report in August 2018.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended October 31, 2017; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended October 31, 2017 whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended October 31, 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Consideration ($)	Total Actually Received ($)

Albert Mitrani - CEO, President, Secretary and Treasuer (1) (7)	2017 2016	360,000 (8) 241,845 (8)	100,000 (14) -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	38,071 (13) 46,868 (13)	498,071 288,713

Dr. Maria I. Mitrani, VP and Chief Science Officer (2)(7)	2017 2016	282,252 (9) 138,729 (9)	50,000 (15) -0-	-0- -0-	863,845 (2) -0-	-0- -0-	-0- -0-	-0- -0-	1,196,097 138,729

Dr. Bruce Werber, Chief Operating Officer (3)(6)	2017 2016	390,000 (10) -0-	35,000 (16) -0-	-0- -0-	2,302,930 (3) -0-	-0- -0-	-0- -0-	-0- -0-	2,727,930 -0-

Ian T. Bothwell, Chief Financial Officer (4)(7)	2017 2016	390,000 (11) -0-	35,000 (17) -0-	-0- -0-	2,146,345 (4) -0-	-0- -0-	-0- -0-	-0- -0-	2,571,345 -0-

Terrell Suddarth, Chief Technology Officer (5)(6)	2017 2016	192,742 (12) -0-	140,000 (18) -0-	-0- -0-	469,845 (5) -0-	-0- -0-	-0- -0-	-0- -0-	802,587 -0-

_______________________

(1)	Albert Mitrani was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company on June 24, 2015.
(2)	Dr. Maria I. Mitrani is Albert Mitrani’s wife. Dr. Maria I. Mitrani was appointed as the Vice President and Chief Science Officer of the Company on November 4, 2016. Prior to that date, Ms. Mitrani performed services to the Company through a consulting arrangement between the Company and MariLuna LLC, a limited liability company owned by Dr. Mitrani. Dr. Mitrani received warrants to purchase 10,000,000 common shares of the Company in connection with her employment agreement dated November 4, 2016 and an additional grant of warrants to purchase 13,850,000 common shares of the Company in connection with a bonus granted on March 8, 2017 with a grant value of $591,000 and $272,845 respectively. All warrants granted to Dr. Mitrani vested immediately. See Note 13 to the October 31, 2017 audited consolidated financial statements for a description of the assumptions used in determining the value of warrants granted).
(3)	Dr. Bruce Werber was appointed as the Chief Operating Officer of the Company on November 4, 2016. Dr. Werber received warrants to purchase 31,800,000 common shares of the Company in connection with his employment agreement dated November 4, 2016 and an additional grant of warrants to purchase 21,500,000 common shares of the Company in connection with a bonus granted on March 8, 2017 with a grant value of $1,879,380 and $423,550 respectively. All warrants granted to Dr. Werber vested immediately. See Note 13 to the October 31, 2017 audited consolidated financial statements for a description of the assumptions used in determining the value of warrants granted).
(4)	Ian Bothwell was appointed as the Chief Financial Officer of the Company on November 4, 2016. Mr. Bothwell received warrants to purchase 31,800,000 common shares of the Company in connection with his employment agreement dated November 4, 2016 and an additional grant of warrants to purchase 21,500,000 common shares of the Company in connection with a bonus granted on March 8, 2017 with a grant value of $1,879,380 and $423,550 respectively. As of October 31, 2017, $2,146,315 of the costs associated with the warrants granted to Mr. Bothwell were vested ($156,615 unvested). See Note 13 to the October 31, 2017 audited consolidated financial statements for a description of the assumptions used in determining the value of warrants granted).

(5)	Terrell Suddarth was appointed as the Chief Technology Officer of the Company on March 8, 2017. Mr. Suddarth received warrants to purchase 23,850,000 common shares of the Company in connection with his employment agreement dated March 8, 2017 with a grant value of $469,845. All warrants granted to Mr. Suddarth were fully vested at October 31, 2017. See Note 13 to the October 31, 2017 audited consolidated financial statements for a description of the assumptions used in determining the value of warrants granted).
(6)	In connection with Sale of ANU assets on February 5, 2018, Dr. Werber and Mr. Suddarth each entered into a Separation and General Release Agreement with the Company effective upon the closing of the Sale which provided for the immediate resignation of Dr. Werber and Mr. Suddarth of all their respective executive and Board of Director positions held with the Company and/or any of the Company’s subsidiaries, and termination and settlement of all obligations of each party to the other pursuant to the respective employment agreements, including the release of all rights the Company may have held in any intellectual property of Werber and Suddarth and any non-compete restrictions on Werber and Suddarth. In connection with such releases, Dr. Werber and Mr. Suddarth each agreed to forfeit all warrants previously granted and outstanding (warrants to purchase 53,300,000 and 23,850,000 shares of common stock of the Company, respectively), forfeit any and all accrued and unpaid amounts owing under the employment agreements for past due wages, benefits, severance obligations, unreimbursed expenses and any other obligations owing to one another as of the date of the Sale in exchange for a grant of 7,500,000 shares of restricted common stock of the Company to each of Dr. Werber and Mr. Suddarth (the grant date fair value of the newly issued shares issued to each of Dr. Werber and Mr. Suddarth was $82,500).
(7)	Effective April 13, 2018, in connection with Reorganization Plan, Manuel Iglesias replaced Albert Mitrani as the Chief Executive Officer of the Company, Ian Bothwell resigned from the Board of Directors of the Company and Dr. Maria Mitrani resigned from the Board of Directors of the Company. In addition, effective April 13, 2018, Albert Mitrani, Ian Bothwell, and Dr. Maria Mitrani, each agreed to terminate their respective executive employment agreements, dated November 4, 2016, as amended, in favor of new employment agreements (“New Executive Employment Agreements”) and Albert Mitrani, Ian Bothwell and Dr. Maria Mitrani each agreed to release the Company for all amounts owing to them for unpaid salaries through the Effective Date and advances and/or expenses incurred prior to December 31, 2017.
(8)	$460,723 and $150,000 of salary was accrued and unpaid at October 31, 2017 and 2016, respectively.
(9)	$372,799 and $104,833 of salary was accrued and unpaid at October 31, 2017 and 2016, respectively.
(10)	$372,742 and $0 of salary was accrued and unpaid at October 31, 2017 and 2016, respectively.
(11)	$352,857 and $0 of salary was accrued and unpaid at October 31, 2017 and 2016, respectively.
(12)	$192,742 and 0 of salary was accrued and unpaid at October 31, 2017 and 2016, respectively.
(13)	Albert Mitrani’s and his wife, Dr. Maria I. Mitrani, received benefits totaling approximately $38,071 and $46,868 during the fiscal year ended October 31, 2017 and 2016, respectively.
(14)	In connection with Mr. Mitrani’s employment agreement dated November 4, 2016, Mr. Mitrani was entitled to receive a signing bonus of $100,000, to be paid upon the Company having available cash. The signing bonus was not paid as of October 31, 2017.
(15)	In connection with Dr. Maria Mitrani’s employment agreement dated November 4, 2016, Dr. Maria Mitrani was entitled to receive a signing bonus of $50,000, to be paid upon the Company having available cash. The signing bonus was not paid as of October 31, 2017.
(16)	In connection with Dr. Werber’s employment agreement dated November 4, 2016, Dr. Werber was entitled to receive a signing bonus of $35,000, to be paid upon the Company having available cash. The signing bonus was not paid as of October 31, 2017.
(17)	In connection with Mr. Bothwell’s employment agreement dated November 4, 2016, Mr. Bothwell was entitled to receive a signing bonus of $35,000, to be paid upon the Company having available cash. The signing bonus was not paid as of October 31, 2017.
(18)	In connection with Mr. Suddarth’s employment agreement dated March 8, 2017, Mr. Suddarth was entitled to receive a signing bonus of $35,000, and $105,000 in additional bonus’ based on achievement of certain milestones, to be paid upon the Company having available cash. The signing bonus’ were not paid as of October 31, 2017.

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of October 31, 2017. The Company does not currently have an equity incentive plan but intends to adopt one in the future.

Executive Employment Agreements

Effective November 4, 2016, the Company entered into executive employment agreements with Albert Mitrani, the CEO; the CEO’s wife Maria Mitrani, the Chief Science Officer (“CSO”); Bruce Werber, the Chief Operating Officer (“COO”); and Ian Bothwell, the Chief Financial Officer (“CFO”). On March 8, 2017, the Company entered into an executive employment agreement with Terrell Suddarth, the Chief Technology Officer (“CTO”), and amended the CSO’s, the COO’s and CFO’s executive employment agreements. On April 6, 2018, the Company amended the CFO’s and CSO’s executive employment agreements (collectively the CEO, CSO, COO, CFO’s and CTO’s executive employment agreements, as amended, are referred to as the “Executive Agreements”). The terms provided for in the each of the Executive Agreements are summarized below:

CEO

Mr. Mitrani shall serve as the Company’s CEO and Chairman of the Board of Directors of the Company. The employment term shall be for five years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of five years, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The CEO’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the CEO a $100,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. In addition, the agreement provided for the settlement of unpaid expenses and prior salary of approximately $120,000 to be paid upon the earliest reasonably practicable time that there is sufficient working capital as determined by the Board. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $2,500 per month plus all expenses related to the maintenance, repair and operation of such automobile, reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the CEO in accordance with the Company's expense reimbursement policies and procedures and a personal life insurance policy of up to $2,000,000. The Company may terminate the agreement at any time with or without “Cause” and the CEO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the CEO upon termination is more fully described in the agreement.

COO

Mr. Werber shall serve as the Company’s COO and member of the Board of Directors of the Company. The employment term shall be for three years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The COO’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the COO a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $650 per month, reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the COO in accordance with the Company's expense reimbursement policies. The Company may terminate the agreement at any time with or without “Cause” and the COO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the COO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the COO a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the effective date, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance.

CFO

Mr. Bothwell shall serve as the Company’s CFO and member of the Board of Directors of the Company. The employment term shall be for three years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The CFO’s base annual salary is $360,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the CFO a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $650 per month, reimbursement of office related expenses up to $2,500 per month, reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the CFO in accordance with the Company's expense reimbursement policies. The Company may terminate the agreement at any time with or without “Cause” and the CFO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the CFO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the CFO a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the effective date, exercisable in accordance with the vesting schedule as described in the agreement until the 10th anniversary of the date of issuance.

On April 6, 2018, the Company amended the CFO’s employment agreement, which provided among other things, that in the event of an occurrence of a Change in Control or termination of the employment (as defined in agreement) pursuant to the terms thereof, the exercise price for all outstanding warrants granted to the CFO to purchase common stock of the Company during the term of the agreement shall be reduced to $0.001 per share. In addition, Mr. Bothwell’s employment agreement was amended to increase the initial term and the automatic renewal term provided for in the employment agreement from three years to five years, increased the amount of automobile expense allowance and removed the cap for the reimbursement of office related expenses.

CSO

Dr. Maria Ines Mitrani shall serve as the Company’s CSO and member of the Board of Directors of the Company. The employment term shall be for five years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of five years, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The CSO’s base annual salary is $250,000 (subsequently amended to $300,000 on March 8, 2017), which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the CSO a $50,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. In addition, the agreement provided for the settlement of unpaid expenses and prior consulting fees owed to MariLuna LLC, an entity owned by the CSO, of approximately $84,000 to be paid upon the earliest reasonably practicable time that there is sufficient working capital as determined by the Board. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $1,000 per month plus all expenses related to the maintenance, repair and operation of such automobile and reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the CSO in accordance with the Company's expense reimbursement policies and procedures. The Company may terminate the agreement at any time with or without “Cause” and the CSO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the CSO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the CSO a warrant to purchase, on a cashless basis, up to 10,000,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the effective date, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance.

On April 6, 2018, the Company amended the CSO’s employment agreement, which provided among other things, that in the event of an occurrence of a Change in Control or termination of the employment (as defined in agreement) pursuant to the terms thereof, the exercise price for all outstanding warrants granted to the CSO to purchase common stock of the Company during the term of the agreement shall be reduced to $0.001 per share.

CTO

Mr. Suddarth shall serve as the Company’s CTO and member of the Board of Directors of the Company. The employment term shall be for three years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The CTO’s base annual salary is $300,000, which shall accrue commencing October 1, 2016 and shall be payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay the CTO a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $650 per month, and reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the CTO in accordance with the Company's expense reimbursement policies. The Company may terminate the agreement at any time with or without “Cause” and the CTO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the CTO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the CTO a warrant to purchase, on a cashless basis, up to 23,850,000 shares of common stock of the Company for $0.02 per share, the closing price of the Company’s common stock on the effective date, exercisable in accordance with the vesting schedule as described in the agreement until the 10th anniversary of the date of issuance,

Termination Of Executive Employment Agreements

In connection with Sale (see Note 4), Werber and Suddarth each entered into a Separation and General Release Agreement with the Company effective upon the closing of the Sale which provided for the immediate resignation of Werber and Suddarth of all their respective executive and Board of Director positions held with the Company and/or any of the Company’s subsidiaries, and termination and settlement of all obligations of each party to the other pursuant to the respective employment agreements, including the release of all rights the Company may have held in any intellectual property of Werber and Suddarth and any non-compete restrictions on Werber and Suddarth. In connection with such releases, Werber and Suddarth each agreed to forfeit all warrants previously granted and outstanding (a total of 77,150,000 warrants to purchase shares of common stock of the Company), forfeit any and all accrued and unpaid amounts owing under the employment agreements for past due wages, benefits, severance obligations, unreimbursed expenses and any other obligations owing to one another as of the date of the Sale in exchange for a grant of 7,500,000 shares of restricted common stock of the Company to each of Werber and Suddarth (the grant date fair value of the newly issued shares issued to each of Werber Suddarth was $82,500).

Effective April 13, 2018, in connection with Reorganization Plan described in Note 5, Manuel Iglesias replaced Albert Mitrani as the Chief Executive Officer of the Company, Ian Bothwell resigned from the Board of Directors of the Company and Maria Mitrani resigned from the Board of Directors of the Company. In addition, effective April 13, 2018, Albert Mitrani, Ian Bothwell, and Maria Mitrani, each agreed to terminate their respective executive employment agreements, dated November 4, 2016, as amended, in favor of new employment agreements (“New Executive Employment Agreements”) under the terms described below. In addition, in connection with the termination of the aforementioned agreements, Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to release the Company for all amounts owing to them for unpaid salaries through the Effective Date and advances and/or expenses incurred prior to December 31, 2017.

New Executive Employment Agreements

On April 23, 2018, the Company entered into new employment agreements, effective as of April 13, 2018 (“New Executive Employment Agreements”), with each of Albert Mitrani, Ian Bothwell and Maria Mitrani (each, an “Executive”).

Pursuant to the Albert Mitrani’s New Executive Employment Agreement, Mr. Mitrani shall serve as the Company’s President. Mr. Mitrani’s base annual salary is $162,500, which shall accrue commencing Effective Date and shall be payable in equal semi-monthly installments, commencing May 1, 2018, in arrears. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term.

Pursuant to Ian Bothwell’s New Employment Agreement, Mr. Bothwell shall continue to serve as the Company’s Chief Financial Officer. Mr. Bothwell’s base annual salary is $162,500, which shall accrue commencing Effective Date and shall be payable in equal semi-monthly installments, commencing May 1, 2018, in arrears. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term.

Pursuant to Maria Mitrani’s New Employment Agreement, Dr. Mitrani shall continue serving as the Company’s Chief Science Officer. Dr. Mitrani’s base annual salary is $162,500, which shall accrue commencing Effective Date and shall be payable in equal semi-monthly installments, commencing May 1, 2018, in arrears. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term.

Term

The term of each New Employment Agreement commences as of the Effective Date and continues until December 31, 2020 (Mr. Bothwell) or December 31, 2023 (Mr. Mitrani and Ms. Mitrani) (“Initial Term”), unless terminated earlier pursuant to the terms of the New Employment Agreement; provided that on such expiration of the Initial Term, and each annual anniversary thereafter (such date and each annual anniversary thereof, a “Renewal Date”), the agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Agreement at least 90 days’ prior to the applicable Renewal Date. The period during which the Executive is employed by the Company hereunder is hereinafter referred to as the “Employment Term.”

Unpaid Advances

All unpaid advances by the Executive to the Company prior to January 1, 2018 and all unreimbursed expenses of Executive incurred prior to January 1, 2018 are forgiven and shall be written off by Executive. The Company shall repay the unpaid advances subsequent to December 31, 2017 and the unreimbursed expenses incurred subsequent to December 31, 2017 on May 15, 2018.

Fringe Benefits and Perquisites

During the Employment Term, each Executive shall be entitled to fringe benefits and perquisites consistent with the practices of the Company, and to the extent the Company provides similar benefits or perquisites (or both) to similarly situated executives of the Company.

Termination

The Company may terminate the New Employment Agreement at any time for good cause, as defined in the New Employment Agreement, including, the Executive’s death, disability, Executive’s willful and international failure or refusal to follow reasonable instructions of the Company’s Board of Directors, reasonable and material policies, standards and regulations of the Company’s Board of Directors or management.

Peter Taddeo

Pursuant to an employment agreement entered into effective May 1, 2017, with Mr. Taddeo (“Taddeo”) and Mint Organics (“Taddeo Employment Agreement”), Mr. Taddeo shall serve as the Chief Executive Officer of Mint Organics (“Mint CEO”) and a member of the Board of Directors of Mint Organics (“Mint Board”). The employment term shall be for three years, unless terminated earlier pursuant to the terms of the agreement, and thereafter deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term at least 90 days prior to the applicable renewal date. The Mint CEO’s base annual salary is $180,000 during the period prior to Mint Organics, through one of its subsidiaries, or by other means, obtains or acquires access for a license from a state to dispense cannabis which shall accrue commencing as of the effective date and shall be payable upon Mint Organics generating sufficient net revenue or obtaining sufficient third party financing; and thereafter payable in periodic installments in accordance with Mint Organics customary payroll practices, but no less frequently than monthly. The Mint CEO’s base salary shall automatically be adjusted to an annual rate of base salary of $250,000 once the license is obtained. The base salary shall be reviewed at least annually by the Mint Board and the Mint Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, Mint Organics agreed to pay the Mint CEO a $25,000 signing bonus which shall be accrued and paid by Mint Organics upon Mint Organics having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under Mint Organics’ equity plan, if any, fringe benefits and perquisites consistent with the practices Mint Organics (including health and dental insurance, an automobile expense allowance of $1,000 per month, and reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the Mint CEO in accordance with Mint Organics’ expense reimbursement policies. Mint Organics may terminate the agreement at any time with or without “Cause” and the Mint CEO may resign at any time with or without “Good Reason” (as defined in the agreement). The nature of the obligations owing to the Mint CEO upon termination is more fully described in the agreement. In connection with the execution of the agreement, the Company granted the Mint CEO 1,000,000 shares of unregistered common stock of Organicell, which vested on December 31, 2017.

On April 6, 2018, Peter Taddeo resigned as a member of the Board of Directors of the Company and as the Chief Executive Officer and member of the board of directors of the Mint Organics Entities. In connection with Mr. Taddeo’s resignation, Mr. Taddeo entered into a Separation and General Release Agreement (“Taddeo Separation Agreement”) whereby Mr. Taddeo agreed to release the Mint Organics Entities from all obligations in connection with the Taddeo Agreement and all other agreements and/or financial obligations between the parties related to the Taddeo’s employment or services performed with any of Mint Organics Entities. In consideration for Taddeo entering into the Taddeo Separation Agreement, the Mint Organics Entities paid Taddeo $5,000 and Mr. Bothwell paid $3,000 to Taddeo for the purchase of the One Million (1,000,000) shares of common stock of the Company that were granted to Taddeo in connection with the Taddeo Agreement. Contemporaneously with the execution of the Taddeo Separation Agreement, the Company and Mr. Taddeo entered into a Share Purchase and General Release Agreement whereby the Company agreed to purchase from Mr. Taddeo his 150 shares of Mint Series A Preferred Stock for an aggregate purchase price of $40,000.

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

Director Compensation

No director received or accrued any compensation for his or her services as a director during the fiscal year ended October 31, 2017.

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

The following table sets forth information with respect to the beneficial ownership of our common stock as of November 1, 2018, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding voting capital stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our capital stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

The percentages below are calculated based on 432,290,110 shares of common stock outstanding as of November 1, 2018. The business address of the persons listed below is c/o Organicell Regenerative Medicine, Inc. at 4045 Sheridan Ave., #239, Miami Beach, FL 33140.

NAME	TITLE	COMMON SHARES	PERCENTAGE (1)
Officer and Directors
Manuel E. Iglesias (2)	Chief Executive Officer and Director	222,425,073	51.45%
Albert Mitrani (3)	President and Director	97,955,190	22.66%
Maria Mitrani (4)	Chief Science Officer	97,955,190	22.66%
Ian Bothwell	Chief Financial Officer	55,300,000	12.79%
Robert Zucker	Director	-0-	-0-
All officers and directors as a group (5 persons)	--	375,680,263	86.9%

5% Stockholders (5)
(1)	Based on 432,290,110 shares of common stock outstanding as of November 1, 2018.
(2)	Held indirectly by Management and Business Associates, LLC, an entity of which Manuel E. Iglesias has voting and dispositive control.
(3)	Includes 23,850,000 shares of common stock held by Maria Mitrani, Albert Mitrani’s wife.
(4)	Includes 74,105,190 shares of common stock held by Albert Mitrani, Maria Mitrani’s husband.
(5)	The Company has not received any filings by a third party indicating beneficial ownership of more than 5% of our outstanding voting capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans.

Changes in Control

On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization Plan”) whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of common stock, par value $0.001 per share of the Company, representing 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company. The Reorganization Plan was retroactive as of April 13, 2018 (“Effective Date”). The Reorganization Plan also provided for the cancelation and termination of the Company’s previously issued and outstanding Series A Preferred Stock and Series B Preferred Stock. As a result of the above Reorganization Plan, Mr. Iglesias acquired controlling interest of the Company. As a result, Mr. Iglesias, has the sole ability to significantly influence the outcome of issues submitted to our stockholders. In addition, the total beneficial ownership held by our officers and directors as a group is approximately 86.9% As a consequence, it may be difficult for the other stockholders to remove our management. The ownership / control by these officers/directors could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We are not aware of any other arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company. However, pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 10 million shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our Board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock.

Pursuant to our Second Amended and Restated Bylaws, the consent of a “supermajority” (as defined the Bylaws and dependent on how many directors there are at the time) of the Board is required for various actions which might be taken in connection with delaying or preventing a change in control of the Company desired by a majority of our Board of Directors, including, but not limited to, (i) the sale, exchange or other disposition of the Company’s assets with an aggregate value of at least $100,000 or all, or substantially all, of the Company’s assets, whichever is less, occurring as part of a single transaction or plan, or in multiple transactions over a six (6) month period, except in the orderly liquidation and winding up of the business of the Company upon its duly authorized dissolution, (ii) the acquisition of the stock or assets of another entity or the merger therewith, regardless of the nature or amount of consideration given therefor. Other than the foregoing, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Under Rule 404 of Regulation S-K, we are required to describe any transaction, since the beginning of the fiscal year ended October 31, 2017, or any currently proposed transaction, in which the Company was or is to be a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

Effective November 4, 2016, the Company entered into executive employment agreements with Albert Mitrani, the CEO; the CEO’s wife Maria Mitrani, the Chief Science Officer (“CSO”); Bruce Werber, the Chief Operating Officer (“COO”); and Ian Bothwell, the Chief Financial Officer (“CFO”). On March 8, 2017, the Company entered into an executive employment agreement with Terrell Suddarth, the Chief Technology Officer (“CTO”), and amended the CSO’s, the COO’s and CFO’s executive employment agreements. During April 2018, the Company amended the CSO’s and the CFO’s executive employment agreements. (collectively the CEO, CSO, COO, CFO’s and CTO’s executive employment agreements, as amended, are referred to as the “Executive Agreements”). In connection with the executive employment agreements with the CEO and the CSO, the Company agreed to pay a total of $150,000 and $104,833, respectively, representing the total amount of all advances, loans, consulting fees and/or salary related compensation owing to each of the CEO and the CSO up through November 4, 2016. The payment of the above amounts was to be paid in the future based on the available cash of the Company. Effective February 5, 2018, the COO’s and CTO’s executive employment agreements were terminated. Effective April 13, 2018, the CEO’s, CFO’s and CSO’s executive employment agreements were terminated and replaced with new executive employment agreements (“New Executive Employment Agreements”).

In connection with the Reorganization Plan, the CFO and CSO each agreed to exercise on a cashless basis all of their warrants to purchase 53,300,000 and 23,850,000 shares of common stock of the Company, respectively. Based on the closing price of the Company’s common stock on the Effective Date of $0.016 per share and the warrant exercise price of $0.001 per share, the CFO and CSO were required to use 4,675,439 and 2,092,105 shares of common stock received from the exercise of the warrants, respectively, to pay for the exercise price for exercising all of the warrants.

Effective April 13, 2018, the CFO and CSO were each granted 4,675,439 and 2,092,105 shares of common stock of the Company, respectively. The newly granted shares vest immediately and were valued at $74,807 and $33,474, respectively, based on the closing trading price of the common stock on the effective date of the grant.

Effective August 1, 2016, the Company’s corporate administrative offices were moved to office space in Miami Beach, Florida. The office space is leased from MariLuna, LLC, a Florida limited liability company which is owned by the CSO. The term of the lease is 24 months and the monthly rent is $2,500. The Company paid a security deposit of $5,000. During April 2018, the lease was renewed for an additional 24 months at a monthly rent of $2,800.

In connection with the 2016 and 2018 executive employment agreement between the Company and the CFO, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by the CFO for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) up to a maximum of $2,500 per month.

As of March 29, 2017, the CFO and COO, were owed $150,000 and $150,000, respectively, by the Company for advances and unreimbursed expenses in connection with the Company’s operations through March 29, 2017. On March 29, 2017, in connection with the SPA (see Note 9), the advances and unreimbursed expenses owed to the CFO and COO totaling $300,000 were converted and incorporated in the initial tranche funding amounts as provided for in the SPA. As a result of the conversion, the advances and unreimbursed expenses became secured obligations of the Company, and were payable, convertible into common shares of the Company in accordance with the terms of the SPA. The CFO and the COO were also each granted 1,000,000 common shares of the Company valued at $31,840 based on the closing price of the common stock of the Company on the date the stock was issued. On February 5, 2018, in connection with the Sale (see Note 4), all amounts owed to the CFO and COO in connection with the SPA were repaid.

On November 1, 2016, the Company issued 100 shares of Series A Non-Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) to the CEO. On March 8, 2017, the Company issued 100 shares of the Series A Preferred Stock, to each the COO, CSO and CFO. The Series A Preferred Stock shall vote together with the shares of common stock and other voting securities of the Company as a single class and such shares shall represent 80% of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. The Company determined that the value attributable to the Series A Preferred Stock issued were nominal. On February 5, 2018, in connection with the COO’s resignation and termination, the COO agreed to forfeit and the cancellation of the 100 shares of the Series A Preferred Stock previously issued. Effective April 13, 2018, in connection with the Reorganization Plan, the CEO, CFO and CSO each agreed to the forfeit and cancellation of their 100 shares of the Series A Preferred Stock.

On March 8, 2017, Mint Organics, Inc. issued warrants to the CEO, CSO and CFO to each purchase 79 shares of the Class A Common Stock, of Mint Organics, Inc., vesting on the date Mint Organics, Inc., through one of its subsidiaries, obtains a license from any state to dispense cannabis until the fifth anniversary thereof at an exercise price of $0.001 per share.

During February 2017, the Company sold 250,000 shares of its common stock to the COO’s daughter at $0.04 per share for an aggregate purchase price of $10,000 based on the closing price of the common stock of the Company on the date the stock was issued.

On February 14, 2017, Mr. Peter Taddeo and Mr. Wayne Rohrbaugh each invested $150,000 in the Company in connection with the Company’s endeavor, through Mint Organics, Inc., to obtain a license to dispense medical cannabis in Florida. In consideration for their investment, on February 28, 2017, Mr. Taddeo and Mr. Rohrbaugh were each issued 150 shares of Mint Series A Preferred Stock and a warrant from the Company to purchase up to 150,000 shares of common stock of the Company for $0.15 per share exercisable from the date of issuance of the warrant until the third anniversary date of the date of issuance. Mr. Taddeo was also appointed as the Chief Executive Officer and as a director of Mint Organics, Inc. and Mint Organics Florida, Inc. (Mint Organics Inc. and Mint Organics Florida Inc. are collectively referred to as the “Mint Organics Entities”. Mr. Rohrbaugh was also appointed as the Chief Operating Officer and as a director of the Mint Organics Entities. The Mint Series A Preferred Stock is convertible into Class B Common Stock of Mint Organics, Inc. and under certain conditions into common stock of the Company.

On May 17, 2017, Mint Organics entered into an executive employment agreement with Peter Taddeo, the CEO of Mint Organics (the “Taddeo Agreement”). In connection with the Taddeo Agreement, the Company granted Taddeo 1,000,000 shares of unregistered restricted common stock valued at $0.012 per share, the closing price of the common stock of the Company on the date of grant. The shares vested on December 31, 2017.

On April 6, 2018, Peter Taddeo resigned as a member of the Board of Directors of the Company and as the Chief Executive Officer and member of the board of directors of the Mint Organics Entities. In connection with Mr. Taddeo’s resignation, Mr. Taddeo entered into a Separation and General Release Agreement (“Taddeo Separation Agreement”) whereby Mr. Taddeo agreed to release the Mint Organics Entities from all obligations in connection with the Taddeo Agreement and all other agreements and/or financial obligations between the parties related to the Taddeo’s employment or services performed with any of Mint Organics Entities. In consideration for Taddeo entering into the Taddeo Separation Agreement, the Mint Organics Entities paid Taddeo $5,000 and Mr. Bothwell paid $3,000 to Taddeo for the purchase of the 1,000,000 shares of common stock of the Company that were granted to Taddeo in connection with the Taddeo Agreement. Contemporaneously with the execution of the Taddeo Separation Agreement, the Company and Mr. Taddeo entered into a Share Purchase and General Release Agreement whereby the Company agreed to purchase from Mr. Taddeo his 150 shares of Mint Series A Preferred Stock for an aggregate purchase price of $40,000.

On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization Plan”) whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of its common stock, representing 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company. The Reorganization Plan was effective as of April 13, 2018 (“Effective Date”). The Reorganization Plan also provided for the cancelation and termination of the Company’s previously issued and outstanding Series A Preferred Stock and Series B Preferred Stock. As a result of the above Reorganization Plan, Mr. Iglesias acquired controlling interest of the Company.

Certain of the Company’s customers are related and/or affiliated with employees and/or consultants of the Company. For the year ended October 31, 2017, the total amount of sales to customers related to employees and/or consultants of the Company totaled $67,550.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Nevertheless we believe that Robert Zucker qualifies as independent under the applicable standards of the SEC and the NASDAQ stock market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

As previously reported in a Form 8-K filed on August 16, 2018, effective July 1, 2018, our principal independent accountants, GBH CPAs, PC (“GBH”) completed the combination of its practice into Marcum LLP (“Marcum”). As a result of the aforementioned, on August 13, 2018, we formally accepted the resignation of GBH and engaged Marcum as its independent registered public accountants. The engagement of Marcum was approved by our board of directors.

Audit Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2017 and October 31, 2016 for professional services rendered by our principal accountants for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

GBH CPAs, PC

Fiscal Year Ended October 31, 2017:	$76,000

Fiscal year ended October 31, 2016:	$107,000

Marcum LLP

Fiscal Year Ended October 31, 2017:	$50,000

Fiscal year ended October 31, 2016:	$–

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2017 and 2016 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended October 31, 2017:	$–

Fiscal year ended October 31, 2016:	$–

Tax Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2017 and 2016 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Fiscal Year Ended October 31, 2017:	$10,217

Fiscal year ended October 31, 2016:	$–

All Other Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2017 and 2016 for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended October 31, 2017:	$–

Fiscal year ended October 31, 2016:	$–

Pre-Approval Policies and Procedures

We have not used Marcum or GBH for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We engaged neither Marcum nor GBH to provide compliance outsourcing services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered. The board of directors has considered the nature and amount of fees billed by Marcum and GBH and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No:	Description:
2.1	Plan and Agreement of Reorganization, dated April 23, 2018, between Management and Business Associates, LLC and Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 26, 2018 and incorporated by reference herein)
3.1	Articles of Incorporation, as amended (Filed as an exhibit to Registration Statement on Form S-1 filed on September 4, 2012 (File No: 333-183710) and incorporated by reference herein)
3.2	Certificate of Amendment to the Articles of Incorporation (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)
3.3	Amendment to the Certificate of Incorporation of Biotech Products Services and Research, Inc., filed with the Secretary of State of Nevada on July 22, 2017, effective July 10, 2017 (Filed as an exhibit to Form 10-K for the fiscal year ended October 31, 2016 filed on July 7, 2017 and incorporated by reference herein)
3.4	Series A Non-Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
3.5	Amendment to Certificate of Designation of Series A Non-Convertible Preferred Stock of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
3.6	Series B Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
3.7*	Amendment to the Certificate of Incorporation of Biotech Products Services and Research, Inc., filed with the Secretary of State of Nevada on May 21, 2018, effective June 20, 2018
3.8*	Certificate of Correction filed with the Secretary of State of Nevada on June 18, 2018
3.9*	Certificate of Withdrawal filed with the Secretary of State of Nevada on June 14, 2018
3.10	Amended and Restated By-laws of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
3.11	Second Amended and Restated By-laws of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on December 18, 2017 and incorporated by reference herein)
10.1	Stock Purchase Agreement dated October 30, 2015 between Biotech Products Services and Research, Inc. and John Goodhew (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)
10.2	Series A Non-Convertible Preferred Stock Share Exchange Agreement, dated November 1, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
10.3

Series B Convertible Preferred Stock Share Exchange Agreement, dated November 1, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)

10.4

Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.5

Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.6

Amendment No. 1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.7

Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.8

Amendment No. 1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

136

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
10.24

Employment Agreement, dated as of May 1, 2017, by and between Peter Taddeo and Mint Organics Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 23, 2017 and incorporated by reference herein)

10.25	Lease Agreement, dated May 23, 2017, by and between Sunwest Office Park, LLC and Anu Life Sciences, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 23, 2017 and incorporated by reference herein)
10.26	Asset Purchase Agreement, dated February 5, 2018, by and among Vera Acquisition, LLC, Anu Life Sciences, Inc., Biotech Products Services and Research, Inc. and Controlling Stockholders, and General Surgical Florida, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)
10.27	Distribution Agreement, dated February 5, 2018, by and between Vera Acquisition, LLC, and Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)
10.28	Separation and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo, and Mint Organics, Inc., Mint Organics Florida, Inc., Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)

10.29	Share Purchase and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo and Biotech Products Services and Research, Inc. and Mint Organics, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.30	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.31	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Maria I. Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.32	Form of Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on April 26, 2018 and incorporated by reference herein)
10.33*	Form of 2018 6% Convertible Debenture Issued by Biotech Products Services And Research, Inc., a Nevada corporation
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANICELL REGENERATIVE MEDICINE, INC.

By:	/s/ MANUEL E. IGLESIAS
Manuel E. Iglesias
Chief Executive Officer
(Principal Executive Officer)

By:	November 1, 2018

/s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

November 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANUEL E. IGLESIAS	Chief Executive Officer and Chairman of the Board of Directors	November 1, 2018
Manuel E. Iglesias	(Principal Executive Officer)

/s/ ALBERT MITRANI	President and Secretary, Director	November 1, 2018
Albert Mitrani

/s/ IAN T. BOTHWELL	Chief Financial Officer	November 1, 2018
Ian T. Bothwell	(Principal Financial and Accounting Officer)

/s/ ROBERT W. ZUCKER	Director	November 1, 2018
Robert W. Zucker

