Form 10-Q
period 2018-01-31
Organicell Regenerative Medicine, Inc.
filed 2020-03-06
CIK 1557376

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number: 000-55008

Organicell Regenerative Medicine, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-4180540
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4045 Sheridan Ave, Suite 239
Miami, FL	33140
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (888) 963-7881

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_]     No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes [_]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]     No [X]

There were 548,586,805 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of February 21, 2020.

ORGANICELL REGENERATIVE MEDICINE, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report of Organicell Regenerative Medicine, Inc. (the “Company”), that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements.

The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. The Company’s actual results may differ materially from those anticipated, estimated, projected or expected by management. When considering forward-looking statements, please read “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2017, which is incorporated by reference.

AVAILABLE INFORMATION

The Company is a reporting company pursuant to Section 12(g) of the Exchange Act. As a result, it files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, and amendments to these reports, with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are also available on the SEC’s website at www.SEC.gov. In addition, the Company will provide copies of these reports free of charge upon request addressed to Albert Mitrani, Acting Chief Executive Officer, Organicell Regenerative Medicine, Inc., 4045 Sheridan Ave, Suite 239, Miami FL 33140.

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

Part I – FINANCIAL INFORMATION

Item 1.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
ASSETS	2018	2017
Current Assets
Cash	$38,713	$39,560
Accounts receivable, net of allowance for bad debts	136,139	107,295
Accounts receivable – related party	–	7,665
Prepaid expenses	39,422	7,003
Inventories	61,321	119,555
Total Current Assets	275,595	281,078

Property and equipment, net	49,756	53,427
Security deposits	42,275	42,275
TOTAL ASSETS	$367,626	$376,780
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$545,532	$592,198
Accrued liabilities to management	2,483,978	2,184,408
Notes payable	60,000	60,000
Deferred rent	11,965	10,017
Deferred revenue	112,560	84,000
Convertible secured promissory notes – related party, net of debt discount	206,342	101,635
Convertible secured promissory notes, net of debt discount	120,366	59,286
Derivative liability of convertible secured promissory notes – related party	133,334	419,115
Derivative liability of convertible secured promissory notes – third party	77,778	244,483
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	3,877,706	3,880,993

Commitments and contingencies

Deficit
Series A Preferred stock, $0.001 par value, 400 shares authorized; 400 shares issued and outstanding	–	–
Series B Preferred stock, $0.001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 750,000,000 shares authorized; 115,527,484 and 111,464,987 shares issued and outstanding, respectively	115,527	111,465
Additional paid-in capital	7,560,405	7,417,321
Accumulated deficit	(11,217,864)	(11,085,743)
Total deficit attributable to Organicell Regenerative Medicine, Inc.	(3,541,932)	(3,556,957)
Non-controlling interest	31,852	52,744
Total Deficit	(3,510,080)	(3,504,213)

TOTAL LIABILITIES AND DEFICIT	$367,626	$376,780

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,
	2018	2017

Revenues	$417,630	$585

Cost of revenues	78,817	–

Gross profit (loss)	338,813	585

General and administrative expenses	753,434	4,241,318

Loss from operations	(414,621)	(4,240,733)
Other income (expense)
Interest expense	(194,029)	(1,760)
Reduction of derivative liabilities	452,487	–

Net loss	(156,163)	(4,242,493)

Net (loss) attributable to the non-controlling interest	(24,038)	–

Net loss attributable to Organicell Regenerative Medicine, Inc.	$(132,125)	$(4,242,493)

Net loss per common share - basic and diluted	$(0.00)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	111,729,928	104,229,112

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CONDENSED CHANGES TO EQUITY (DEFICIT)

For the Three Months Ended January 31, 2018 and 2017 (Unaudited)

Three Months Ended January 31,
	Preferred Stock						Additional	Non-		Total
	Series A		Series B		Common Stock		Paid In	Controlling	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Interest	Deficit	(Deficit)

Balance October 31, 2017	400	$–	–	$–	111,464,987	$111,465	$7,417,321	$52,744	$(11,085,743)	$(3,504,213)

Proceeds from sale of common stock	–	–	–	–	4,062,500	4,063	60,938	–	–	65,000

Stock based compensation	–	–	–	–	–	–	82,151	3,145	–	85,296

Net loss	–	–	–	–	–	–	–	(24,038)	(132,125)	(156,163)

Balance January 31, 2018	400	$–	–	$–	115,527,487	$115,528	$7,560,410	$31,851	$(11,217,868)	$(3,510,080)

Balance October 31, 2016	–	$–	–	$–	104,214,982	$104,215	$1,226,322	$–	$(2,113,611)	$(783,074)
										–
Proceeds from sale of common stock	–	–	–	–	1,300,000	1,300	63,700	–	–	65,000

Stock based compensation	100	–	–	–	–	–	3,566,685	–	–	3,566,685

Net loss	–	–	–	–	–	–	–	–	(4,242,494)	(4,242,494)

Balance January 31, 2017	100	$–	–	$–	105,514,982	$105,515	$4,856,707	$–	$(6,356,105)	$(1,393,883)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(156,163)	$(4,242,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,081	3,647
Bad debt expense	34,268	–
Stock-based compensation	85,296	3,566,685
Amortization of debt discount	165,786	–
Reduction of derivative liabilities	(452,487)	–
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	(55,444)	1,125
Prepaid expenses	(32,419)	(14,000)
Inventories	58,235	(88,762)
Security deposits	–	(2,675)
Accounts payable and accrued expenses	(46,668)	114,341
Accrued liabilities to management	299,570	626,227
Deferred rent	1,948	–
Deferred revenue	28,560	4,000
Net cash used in operating activities	(63,437)	(31,905)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(2,410)	(16,412)
Net cash (used in) investing activities	(2,410)	(16,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	65,000	65,000
Net cash provided by financing activities	65,000	65,000

Decrease in cash	(847)	16,683
Cash at beginning of period	39,560	26,223
Cash at end of period	$38,713	$42,906

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$23,945	$–

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

On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization”), whereby the Company issued to MBA an aggregate of 222,425,073 shares of its common stock of the Company, representing at the time 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer (“CEO”) and a member of the Board of the Company. The Reorganization was effective as of April 13, 2018 (“Effective Date”). The Reorganization also provided for the cancelation and termination of the Company’s previously issued and outstanding Series A Preferred Stock and Series B Preferred Stock. As a result of the above Reorganization, Mr. Iglesias acquired at the time a controlling interest of the Company (see Note 4).

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

For the three months ended January 31, 2018, the Company principally operated through the following wholly owned subsidiaries: General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) with a business purpose to sell cellular therapy products to doctors and hospitals and Anu Life Sciences, Inc. (“ANU”), a Florida corporation with a business purpose of the development, production and manufacturing of anti-aging and cellular therapy products until February 5, 2018 (see below).

ANU began operations during November 2016 and commenced sales of its first product offering during February 2017.  As described in Note 3, on February 5, 2018, ANU sold or transferred to Vera Acquisition LLC, a Utah limited liability company ("Vera") their right, title and interest in certain tangible and other assets associated with its manufacturing operations in exchange for a cash payment of $950,000 and the execution of a long term distribution agreement between Vera and the Company (“Sale”) which provided the Company certain exclusive and non-exclusive rights to distribute future products to be manufactured by Vera, including products that were developed and produced by ANU and additional products that may be developed and produced by Vera in the future. After the completion of the Sale and up thru April 2019, the Company remained in the business of selling and distributing regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals but relied on third party supply agreements, rather than from products manufactured internally, for the supply of these advanced biologically processed cellular and tissue based products. During February 2019, the Company began arranging to operate a new laboratory facility for the purpose of performing research and development, production and manufacturing of anti-aging and cellular therapy products. This new laboratory facility became operational in May 2019 and during the same period, the Company began producing and distributing the products that are being sold to its customers.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Mint Organics, Inc. (“Mint Organics”) a Florida corporation and a 77.5%-owned subsidiary of the Company as of January 31, 2018, and Mint Organics Florida, Inc., (“Mint Organics Florida”), a Florida corporation and a 96%-owned subsidiary of Mint Organics, were both formed with a business purpose of operating Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities (see Note 14). Both companies began development of the business during February 2017. As of October 31, 2017, Mint Organics and Mint Organics Florida had not been successful in obtaining the required licenses to operate MMTC’s and each entity had exhausted all of their working capital and therefore neither was able to continue efforts towards development of that business. On April 6, 2018, Mr. Taddeo resigned as the Chief Executive Officer and member of the Board of Directors of Mint Organics and Mint Organics Florida and since that date, the Company has not pursued any additional efforts to obtain licenses to operate MMTC’s.

Beyond Cells Corp., a Florida corporation (“Beyond Cells”) formed with a business purpose to provide anti-aging and cellular therapy patient marketing and product sales has not had any operating activities subsequent to the year ended October 31, 2017. Ethan New York, Inc., a New York corporation (“Ethan NY”), formed with a business purpose of selling clothing and accessories through a retail store, closed operations during June 2016 and the results of Ethan NY are reflected as discontinued operations in the financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended October 31, 2017 filed with the Securities and Exchange Commission.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current financial statement presentation including adjusted footnotes to reflect the presentation of discontinued operations as further discussed in Note 16.

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At January 31, 2018, the Company did not have any cash balances in financial institutions in excess of FDIC insurance coverage.

ORGANICELL REGENERATIVE MEDICINE, INC.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the three months ended January 31, 2018 and 2017, the Company recorded bad debt expense of $34,625 and $0, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company regularly reviews inventory quantities on hand to identify slow-moving merchandise and markdowns necessary to clear slow-moving merchandise. Estimates of markdown requirements may differ from actual results due to changes in quantity, quality and mix of products in inventory, as well as changes in consumer preferences, market and economic conditions.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

At January 31, 2018, the Company had 158,137,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2018. At January 31, 2017, the Company had 76,537,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2017.

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined.

Income Taxes

The Company is required to file a consolidated tax return that includes all of its subsidiaries.

Provisions for income taxes are based on taxes payable or refundable for the current year taxable income for federal and state income tax reporting purposes and deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of the operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with FASB Topic 740 – Income Taxes. This pronouncement prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on recognition, derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended January 31, 2018 and 2017, the Company incurred operating losses, and therefore, there was not any income tax expense amounts recorded during those periods.

Since January 1, 2018, the nominal corporate tax rate in the United States of America is 21 percent due to the passage of the "Tax Cuts and Jobs Act" on December 20, 2017 by the US Senate and House of Representatives.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company follows the provisions of ASC 820 with respect to its financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s convertible features associated with its promissory notes (see Note 9) which were required to be measured at fair value on a recurring basis under of ASC 815 as of January 31, 2018, the date immediately prior to the event that eliminated the convertible instrument related to the derivative liability, and October 31, 2017, were all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities as of January 31, 2018 and October 31, 2017:

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

Based on ASC Topic 815 and related guidance, the Company concluded the common stock issuable pursuant to the conversion features of the convertible promissory notes are required to be accounted for as derivatives as of the issue date due to a reset feature on the exercise price. At the date of issuance common stock derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “change in fair value of derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815-10 and are disclosed on the balance sheet under Derivative Liabilities.

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

As of January 31, 2018, the date immediately prior to the event that eliminated the convertible instrument related to the derivative liability, the fair value of the derivative liabilities included on the consolidated balance sheet was $211,111 and the remaining amount of unamortized note discount was $186,890, which resulted in a gain of $452,487 associated with the change in fair value of the derivative liabilities from October 31, 2017.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within annual reporting periods beginning after December 15, 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. The Company has assessed the provisions of the guidance and has determined that there is no impact from the adoption of this guidance on its consolidated financial statements. The Company has adopted the provisions of this guidance beginning November 1, 2018.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after January 31, 2018 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $414,621 for the three months ended January 31, 2018. In addition, the Company had an accumulated deficit of $11,217,864 at January 31, 2018. The Company had a negative working capital position of $3,602,112 at January 31, 2018. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses and the costs to perform required clinical studies in connection with the sale of its products. The Company does not have any assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on its ability to produce and sell products it manufactures that are subject to changing technology and regulations that it currently sells and distributes to its customers. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds. The Company anticipates that future sources of funding, if any, will therefore be costly and dilutive, if available at all.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet assumes that (1) the Company will be able to establish a stabilized source of revenues, (2) obligations to the Company’s creditors are not accelerated, (3) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations, (4) the Company is able to continue to produce products or obtain products under supply arrangements with similar terms and conditions and which are in compliance with current and future regulatory guidelines, and (5) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

There is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. If revenues do not increase and stabilize or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of January 31, 2018, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – SALE AND TRANSFER OF ANU MANUFACTURING ASSETS

Effective February 5, 2018 (“Closing Date”), Vera Acquisition LLC, a Utah limited liability company ("Vera"), Organicell, ANU and General Surgical, executed an Asset Purchase Agreement ("Purchase Agreement") pursuant to which ANU sold to Vera (“Sale”) their right, title and interest in certain tangible and other assets associated with its manufacturing operations, including, prepaid expenses, raw and finished goods inventory, a long term lease for ANU’s laboratory facility in Sunrise, Florida (including associated security deposits), furniture and equipment, and certain intellectual property rights and General Surgical transferred its rights to certain third-party distribution agreements between General Surgical and distributors of products manufactured by ANU (“Sold Assets”) in exchange for a cash payment of $950,000 and the execution of a long term distribution agreement with Organicell (“Organicell Distribution Agreement”) described below. In connection with the Sale, Vera received credit for $100,000 previously paid to ANU for prepaid product supply that was not yet delivered to Vera as of the Closing Date.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Effective upon the closing of the Sale, Dr. Werber and Mr. Suddarth each entered into a separation and general release agreement with the Company, which provided for the immediate resignation of Dr. Werber and Mr. Suddarth of all their respective executive and board of director positions held with Organicell and/or any of Organicell’s subsidiaries, and settlement of all obligations of each party to the other pursuant to the respective employment agreements, including the release of all rights the Company may have held in any intellectual property of Dr. Werber and Mr. Suddarth and any non-compete restrictions on Dr. Werber and Mr. Suddarth. In connection with such releases, Dr. Werber and Mr. Suddarth each agreed to forfeit all warrants previously granted and outstanding (a total of 77,150,000 warrants to purchase shares of common stock of the Company), forfeit any and all accrued and unpaid amounts owing under the employment agreements for past due wages, benefits, severance obligations, unreimbursed expenses and any other obligations owing to one another as of the Closing Date (totaling $906,515) in exchange for a grant of 7,500,000 newly issued shares of restricted common stock of the Company to each of Dr. Werber and Mr. Suddarth, with a fair value of $83,250, based on the closing price of the common stock of the Company on the date of the Sale.

In connection with the Sale, ANU and General Surgical retained all cash on-hand as of the Closing Date and General Surgical retained all accounts receivable existing at the Closing Date, trademarks and inventory associated with the distribution of its “Organicell” product, and certain agreements between General Surgical and distributors of the ANU products that General Surgical intends to continue to supply after the Closing Date pursuant to the Organicell Distribution Agreement. After the completion of the Sale, the Company remained in the business of selling and distributing regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals but was required to depend on third party supply agreements, rather than from products manufactured internally by ANU, for the supply of these advanced biologically processed cellular and tissue based products. During February 2019, the Company began arranging to operate a new laboratory facility for the purpose of performing research and development, production and manufacturing of anti-aging and cellular therapy products. This new laboratory facility became operational in May 2019 and during the same period, the Company began producing and distributing the products that are being sold to its customers.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Organicell Distribution Agreement

In connection with the Sale, the Company and Vera entered into a long-term distribution agreement (“Organicell Distribution Agreement”) which provided Organicell, or its designees, certain exclusive and non-exclusive rights to distribute future products to be manufactured by Vera, including products that were developed and produced by ANU prior to the Closing Date and additional products that may be developed and produced by Vera in the future. Under the terms of the Organicell Distribution Agreement, the Company was obligated to purchase the Vera products identified at the time of the Sale, provided they were available to be purchased from Vera and/or new products developed after the time of the Sale, provided that the Company and Vera mutually agreed on the terms for the sale of the new product offerings (see below).

Notice Of Change In Vera Operations

During August 2018, Vera notified the Company that it had sold most of the principal assets acquired in the Sale to another entity, that it was no longer in the business originally acquired in connection with the Sale and that it was no longer able to supply products to the Company under the Organicell Distribution Agreement. As a result, since that date, up thru May 2019, the date Organicell began producing products internally, the Company has entered into other short-term supply agreements with other third party manufacturers to provide it with the products it sells to its customers.

Since Vera’s disposition of the assets originally acquired in connection with the Sale as described above, the Company has yet to receive any payments from Vera associated with the original escrow deposit of $47,500 that was withheld from the proceeds from the Sale. Due to the uncertainty of Vera’s ability and/or desire to repay the escrow receivable amount outstanding to the Company, the Company will record a reserve for the full amount of escrow receivable totaling $47,500 during the fourth quarter ended October 31, 2018.

NOTE 5 – REORGANIZATION

On April 23, 2018, the Company and MBA, executed a Plan and Agreement of Reorganization (“Reorganization”) whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of its common stock, representing at the time 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share, in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company. The Reorganization was effective as of April 13, 2018.

The Company will record $2,758,071 of stock compensation expense associated with the issuance of the shares referred to above for Mr. Iglesias’s agreement to serve as the Company’s Chief Executive Officer during the three months ended April 30, 2018. As a result of the above transactions, MBA obtained a controlling interest in the voting and equity interests of the Company. Since the date of the Reorganization, as a result of the additional issuances of common stock, MBA’s interests held in the equity of the Company have been reduced from 51.0% to approximately 39.27%.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Under the terms of the Reorganization, as of the Effective Date:

1.	Mr. Iglesias replaced Albert Mitrani as Chief Executive Officer of the Company.
2.	Mr. Iglesias and Richard Fox were appointed as members to the Board of Directors of the Company. Mr. Fox resigned n May 2019 and Mr. Robert Zucker was appointed to fill his vacancy.
3.	Ian Bothwell and Maria Mitrani resigned from the Board of Directors of the Company. Ms. Mitrani was re-appointed to the Board of Directors of the Company during August 2019. Mr. Bothwell was re-appointed to the Board during September 2019.
4.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to terminate their respective employment agreements in favor of new employment agreements. In connection with the new employment agreements, Mr. Mitrani agreed to serve as the Company’s President, Ian Bothwell agreed to remain Chief Financial Officer and Maria Mitrani agreed to remain Chief Science Officer of the Company.
5.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to the cancellation of their 100 shares of the Company’s Series A Preferred Stock. In addition, the Company agreed that it would cancel the Certificates of Designation for the Company’s Series A Preferred Stock and Series B Preferred Stock.
6.	The Company agreed to terminate Sections 4.08(c) and 4.08(d) of the Company’s Second Amended and Restated By-Laws which had required supermajority approval of the Board for certain corporate actions.
7.	Ian Bothwell and Maria Mitrani exercised, on a cashless basis, all of their warrants for 48,624,561 and 21,757,895, respectively, shares of common stock of the Company based on the exercise price of $0.001 and the closing price of the Company’s common stock on the Effective Date.
8.	Ian Bothwell and Maria Mitrani were granted an additional 4,675,439 and 2,092,105, respectively, shares of common stock of the Company (see Note 12).
9.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to release the Company for all amounts owed to them for unpaid salaries through the Effective Date and advances and/or expenses incurred prior to December 31, 2017 (totaling $1,636,808).

NOTE 6 – INVENTORIES

Inventories totaled $61,321 and $119,555 at January 31, 2018 and October 31, 2017, respectively.

	January 31, 2018	October 31, 2017

Raw materials and supplies	$11,933	$17,637
Finished goods	49,388	101,918

Total inventories	$61,321	$119,555

As described in Note 4, in connection with the Sale, ANU sold or transferred to Vera its right, title and interest in the manufacturing related inventories that were on hand as of the date of the Sale.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - PROPERTY AND EQUIPMENT

	January 31, 2018	October 31, 2017

Computer equipment	$6,494	$4,084
Manufacturing equipment	69,089	69,089

	75,583	73,173
Less: accumulated depreciation and amortization	(25,827)	(19,746)
Total property and equipment, net	$49,756	$53,427

Depreciation expense of property and equipment from operations totaled $6,081 and $3,647 for the three months ended January 31, 2018 and 2017, respectively.

As described in Note 4, in connection with the Sale, ANU sold or transferred to Vera its right, title and interest in the manufacturing related equipment existing as of the date of the Sale of approximately $44,383, net of accumulated depreciation.

NOTE 8 – RELATED PARTY TRANSACTIONS

Effective November 4, 2016, the Company entered into executive employment agreements with Albert Mitrani, Dr. Maria Mitrani, the wife of Mr. Mitrani, Dr. Bruce Werber, and Ian Bothwell. On March 8, 2017, the Company entered into an executive employment agreement with Terrell Suddarth, and amended Dr. Mitrani’s, Dr. Werber’s and Mr. Bothwell’s executive employment agreements. During April 2018, the Company amended Dr. Mitrani’s and Mr. Bothwell’s executive employment agreements. Effective February 5, 2018, Dr. Werber’s and Mr. Suddarth’s executive employment agreements were terminated and the parties entered into a settlement agreement providing for the release of all obligations owed to Dr. Werber and Mr. Suddarth as of the date of the Sale in exchange for each receiving a grant for 7,500,000 shares of common stock of the Company. On April 6, 2018, Dr. Mitrani’s and Mr. Bothwell’s executive employment agreements were amended to modify the exercise price of their outstanding warrants under certain conditions. Effective April 13, 2018, Mr. Mitrani’s, Dr. Mitrani’s and Mr. Bothwell’s executive employment agreements were terminated and replaced with new executive employment agreements. See Note 14 for a more detailed description of the executive employment agreements referred to above.

In connection with the Reorganization, Mr. Bothwell and Dr. Mitrani each agreed to exercise on a cashless basis all of their warrants to purchase 53,300,000 and 23,850,000 shares of common stock of the Company, respectively. Based on the closing price of the Company’s common stock on the Effective Date of $0.012 per share and the warrant exercise price of $0.001 per share, Mr. Bothwell and Dr. Mitrani were required to use 4,675,439 and 2,092,105 shares of common stock received from the exercise of the warrants, respectively, to pay for the exercise price for exercising all of the warrants (see Note 13).

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Effective April 13, 2018, Mr. Bothwell and Dr. Mitrani were each granted 4,675,439 and 2,092,105 shares of common stock of the Company, respectively. The newly granted shares vest immediately and were valued at $57,975 and $25,942, respectively, based on the closing trading price of the common stock on the effective date of the grant.

Effective August 1, 2016, the Company’s corporate administrative offices were moved to office space in Miami Beach, Florida. The office space is leased from MariLuna, LLC, a Florida limited liability company that is owned by Dr. Mitrani. The term of the lease has been extended through August 2020 and the current monthly rent is $2,900. The Company paid a security deposit of $5,000.

In connection with Mr. Bothwell’s executive employment agreements, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.).

As of March 29, 2017, the Mr. Bothwell and Dr. Werber, were owed $150,000 and $150,000, respectively, by the Company for advances and unreimbursed expenses in connection with the Company’s operations through March 29, 2017. On March 29, 2017, in connection with the SPA (see Note 9), the advances and unreimbursed expenses owed to Mr. Bothwell and Dr. Werber totaling $300,000 were converted and incorporated in the initial tranche funding amounts as provided for in the SPA. As a result of the conversion, the advances and unreimbursed expenses became secured obligations of the Company, and were payable, convertible into common shares of the Company in accordance with the terms of the SPA. Mr. Bothwell and Dr. Werber were also each granted 1,000,000 common shares of the Company valued at $31,840 based on the closing price of the common stock of the Company on the date the stock was issued. On February 5, 2018, in connection with the Sale (see Note 4), all amounts owed to the Mr. Bothwell and Dr. Werber in connection with the SPA were repaid.

On November 1, 2016, the Company issued 100 shares of Series A Non-Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) to the Mr. Mitrani. On March 8, 2017, the Company issued 100 shares of the Series A Preferred Stock, to each Dr. Werber, Dr. Mitrani and Mr. Bothwell. The Series A Preferred Stock shall vote together with the shares of common stock and other voting securities of the Company as a single class and such shares shall represent 80% of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. The Company determined that the value attributable to the Series A Preferred Stock issued was nominal. On February 5, 2018, in connection with Dr. Werber’s resignation and termination, Dr. Werber agreed to the forfeit and the cancellation of the 100 shares of the Series A Preferred Stock previously issued. Effective April 13, 2018, in connection with the Reorganization, Mr. Mitrani, Mr. Bothwell and Dr. Mitrani each agreed to the forfeit and cancellation of their 100 shares of the Series A Preferred Stock.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 1, 2019, the Company and Mint Organics entered into an exchange agreement whereby the Company agreed to acquire the 150 shares of Mint Series A Preferred Stock and the 150,000 warrants to purchase shares of common stock of the Company originally issued to Mr. Wayne Rohrbaugh in connection with the initial capitalization of Mint Organics in exchange for 4,400,000 shares of common stock of the Company.

As described in Note 5, on April 23, 2018, the Company and MBA executed a Plan and Agreement of Reorganization. As a result of the Reorganization, Mr. Iglesias acquired at the time a controlling interest of the Company.

For the three months ended January 31, 2018, the total amount of sales to customers related to our board of director members and/or employees of the Company totaled $19,550.

From time to time, Mr. Iglesias and Mr. Bothwell and/or their respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. In addition, the Company has not provided Mr. Bothwell required salary payments and certain expense reimbursements since July 2018.

As described in Note 9, Mr. Iglesias has provided a personal guaranty in connection with amounts required to paid under the Credit Facility.

NOTE 9 — NOTES PAYABLE

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The unpaid principal amount of the Note shall accrue interest at 10% per annum, provided that upon the occurrence and during the continuance of an event of default as defined in the SPA, the outstanding principal amount of this Note and any accrued and unpaid interest and all other overdue amounts shall each bear interest until paid at the rate of 18% per annum. Additionally, in the event that the publicly traded price of the common stock falls below $0.0125 for 3 consecutive trading days, then the Note shall accrue interest at the default interest rate. During the period from April 27, 2017 to May 1, 2017, the closing price of the common stock fell below $0.0125, and accordingly beginning May 2, 2017, the default interest rate of 18% was in effect. Accrued interest shall be payable commencing on June 30, 2017, and continuing on the last business day of each subsequent calendar quarter. Interest expense of the Note for period November 1, 2017 through February 5, 2018, the date the Note was prepaid was $23,048. The Company made all of the required interest payments during the period November 1, 2017 through February 5, 2018, the date the Note was prepaid totaling $32,534, respectively. In the event of a conversion of this Note prior to the maturity date, all accrued and unpaid interest was to be added to the principal amount being converted as of the date of conversion to determine the amount of securities into which the Note shall be converted.

In connection with the terms of the SPA, as of September 19, 2017, the Company had reserved 82,008,230 shares of the authorized common stock of the Company in favor of the Agent in the future in accordance with the provisions contained in the SPA.

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

In connection with the SPA, the Company recorded an original issue discount of $116,458 consisting of the discount in the aggregate cash received at closing and the intrinsic value of the Commitment Shares. In addition, the Company performed an independent valuation (using Monte Carlo Simulation Models) of the underlying value attributable to the embedded derivatives liabilities associated with the Notes at the issuance date (the Notes contain full ratchet reset provisions and variable market based conversion derivative features) and determined that the fair value of the derivative liabilities associated with the Note was $759,569.  As a result, the Company recorded the amount of the derivative liabilities at the time of closing as a reduction of the remaining initial carrying amount of the Notes of $411,320 (as unamortized discount) and the excess amount of $348,249 after reducing the initial carrying amount of the Note to $0, as interest expense. The derivative liability was marked-to-market each quarter with the change in fair value recorded in the income statement.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Unamortized discount is amortized to interest expense using the effective interest method over the life of the Note ($186,890 for the period November 1, 2017 through February 5, 2018 and $366,857 for the year ended October 31, 2017).

As of January 31, 2018, the date immediately prior to the event that eliminated the convertible instrument related to the derivative liability, the fair value of the derivative liabilities included on the consolidated balance sheet was $211,111 and the remaining amount of unamortized note discount was $186,890, which resulted in a gain of $452,487 associated with the change in fair value of the derivative liabilities from October 31, 2017.

Security Agreement

As an inducement for the Agent to fund the Company, on March 29, 2017, the Company and its subsidiaries: ANU; General Surgical Beyond Cells; BD Source and Distribution, Corp., a Florida corporation; Ethan New York; Mint Organics, Inc., and Mint Organics Florida, (each a “Subsidiary” or “Guarantor” and together, the “Guarantors”) entered into a Security Agreement, dated March 29, 2017 (the “Security Agreement “), with the Agent, whereby Organicell and each Subsidiary granted the Agent a perfected, first priority security interest in and to all of their respective tangible and intangible assets, whether presently owned or existing or hereafter acquired or coming into existence and all proceeds therefrom, and including the capital stock of each Guarantor. In addition, upon the full satisfaction of the obligations owing to the Agent, all other Purchasers (excluding the Agent) shall assume the security rights of the Agent described above until all of their respective amounts owed by the Company have been fully repaid. In connection with the repayment of the Note on February 5, 2018, all security interests granted to the Agent in the Company’s tangible and intangible assets were released.

Intellectual Property Security Agreement

On March 29, 2017, Organicell and the Guarantors entered into an Intellectual Property Security Agreement (the “IP Security Agreement”) with the Agent, whereby Organicell and each Guarantor granted the Agent a perfected, first priority security interest in and to all of their respective intellectual property. In connection with the repayment of the Note on February 5, 2018, all security interests granted to the Agent in the Company’s Intellectual Property were released.

Subsidiary Guarantee

On March 29, 2017, the Subsidiaries entered into a Subsidiary Guarantee (the “Subsidiary Guarantee”) in favor of the Agent. Pursuant to the Subsidiary Guarantee, the Subsidiaries, jointly and severally, unconditionally and irrevocably, guaranteed the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) of the obligations of the Company to the Agent and its respective successors, endorsees, transferees and assigns under the Subsidiary Guarantee, the Note and Intellectual Property Security Agreement and any documents executed and delivered in connection therewith. In connection with the repayment of the Note on February 5, 2018, the Subsidiary Guarantee was released.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Private Placement Of Convertible Debentures

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

During October 2018, the Company issued a total of $70,000 of convertible 6% debentures (“70,000 Debentures”) to two accredited investors. The principal amount of the $70,000 Debentures, plus accrued and unpaid interest through September 30, 2019 are payable on the 10th business day subsequent to September 30, 2019, unless the payment of the $70,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $70,000 Debentures (see below), and/or accelerated due to an event of default in accordance with the terms of the $70,000 Debentures. Interest on the $70,000 Debentures for each calendar quarter ended beginning with the quarter ended December 31, 2018 is payable on the 10th business day following the immediately prior calendar quarter.

During March 2019, the Company issued a $30,000 of convertible 6% debentures (“30,000 Debenture”) to one accredited investor. The principal amount of the $30,000 Debenture, plus accrued and unpaid interest through June 30, 2020 are payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $30,000 Debenture is prepaid at the sole option of the Company, is converted as provided for under the terms of the $30,000 Debenture (see below), and/or accelerated due to an event of default in accordance with the terms of the $30,000 Debenture. Interest on the $30,000 Debenture for each calendar quarter ended beginning with the quarter ended June 30, 2019 is payable on the 10th business day following the immediately prior calendar quarter.

Under the terms of the $150,000 Debentures, the $100,000 Debentures, the $70,000 Debentures and the $30,000 Debenture (collectively referred to as the “Convertible Debentures”), the Company is permitted to issue additional convertible 6% debentures up to a maximum aggregate principal amount of $1,000,000 of convertible 6% debentures, all of like tenor except as to the issuance date which shall be determined based on the date that additional convertible debentures are issued, if any. The Company used the proceeds from the Convertible Debentures totaling $350,000 for general working capital purposes.

The Convertible Debentures may be prepaid at any time by the Company in whole or in part without penalty upon 30 days written notice but not to exceed 60 days (“Repayment Notice”) at a price equal to the principal amount outstanding of the Convertible Debentures’ elected to be repaid by the Company, plus all unpaid and accrued interest up through the date of prepayment provided in the Repayment Notice (“Prepayment Date”).

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Convertible Debentures (the principal and all accrued but unpaid interest thereon) contained provisions that under certain conditions, provided the ability of the holders of the Convertible Debentures at their option at any time, from time to time to convert into shares of the common stock of the Company. The conversion prices were based on the Company completing a contemplated pending reverse split at the Company’s sole discretion (which the Company elected not to pursue) or at conversion prices greatly in excess of the historical prices of the Company’s common stock and reasonably expected prices of the Company’s common stock to be realized during the term of the Convertible Debentures. As a result, none of the Convertible Debentures have been or are expected to be converted in accordance with their conversion provisions. The contingent rights to convert for certain of the convertible debentures did not result in any underlying value attributable to the fair value of the embedded derivatives liabilities associated with respective Convertible Debentures.

During May 2019, the Company and holders of the $100,000 Debentures agreed to convert the principal amount of the $100,0000 Debentures plus interest accrued and unpaid through the date of the conversion totaling $100,622 into 3,773,584 shares of common stock of the Company (approximately $0.0267 per share representing a discount to the trading price of $0.0285 as of the effective date of the transaction).

During June 2019, the Company and the holder of the $30,000 Debenture agreed to convert the principal amount of the $30,000 Debentures plus interest accrued and unpaid through the date of the conversion totaling $30,478 into 1,111,111 shares of common stock of the Company (approximately $0.0274 per share representing a premium to the trading price of $0.0253 as of the effective date of the transaction).

As a result of the above conversions, the current principal amount of Convertible Debentures outstanding is $220,000. These remaining Convertible Debentures were not repaid on their required maturity dates.

Unsecured Promissory Note

On February 5, 2019, the Company entered into an unsecured loan agreement with a third party with a principal balance of $25,000. The third party agreed to accept payment in kind consisting of certain products of the Company in lieu of cash interest. The outstanding principal was due March 8, 2019. The loan was not repaid on the maturity date as required.

Credit Facility

On September 19, 2019, the Company’s wholly owned subsidiary, General Surgical Florida, received $100,000 in connection with an unsecured line of credit (“Credit Facility”). The Credit Facility matures in one-year and the Company is required to make 52 weekly payments of $2,403 (payments totaling $125,000). The Credit Facility can be prepaid at any time by the Company. The effective annual interest rate of the facility based on 52 equal monthly payments is 45.67%. Proceeds received from the Credit Facility were used for working capital purposes. Mr. Iglesias provided a personal guaranty in connection with amounts required to paid under the Credit Facility.

Funding Facility

On October 10, 2019, the Company and an investor (“Noteholder”) agreed to a funding facility arrangement (“Funding Facility”) whereby the Noteholder was required to fund the Company an initial tranche of $100,000 on October 15, 2019 (“Initial Funding Date”) and had the option to fund the Company up to an aggregate of $500,000 (“Funding Facility Limit”) in minimum $100,000 monthly tranches by no later than February 15, 2020 (“Funding Expiration Date”). The Funding Facility matures on February 15, 2021 (“Maturity Date”) and accrues interest at 6.0% per annum. The Funding Facility, plus all accrued interest, automatically converts into 40,000,000 shares of newly issued common stock of the Company if the Noteholder funds the full $500,000 by the Funding Expiration Date. The Noteholder fully funded the Funding Facility as prescribed on February 12, 2020 and the Company converted the Funding Facility into 40,000,000 shares of common stock of the Company that were issued to the Noteholders designated entity, Republic Asset Holdings LLC.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The proceeds received from the Funding Facility were used for working capital purposes, including funding certain of the costs associated with the Company’s research and development activities.

Mint Organics Inc.

On June 22, 2017, Mint Organics entered into an unsecured loan agreement with a third party (“Third Party”) with a principal balance of $60,000, an annual interest rate of 10%, and all accrued and unpaid interest and outstanding principal are due on the one-year anniversary of the note. Interest expense for the three months ended January 31, 2018 and 2017 was $1,512 and $0, respectively.

On May 1, 2019, the Company, Mint Organics and the Third party agreed to a settlement of the outstanding loan whereby the Company agreed to issue the Third Party 2,735,000_shares of newly issued common stock of the Company. At the time of the settlement, the outstanding obligation under the note, including late fees and penalties was approximately $72,568. The common stock issued was priced at $0.0265 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction). In connection with the exchange, the Third Party provided a release to the Company in connection with any claims associated with the loan agreement.

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

In connection with the Sale, the underlying debt instrument associated with the derivative liability was paid in full without utilization of any of the conversion features associated with the debt instrument. As of January 31, 2018, the date immediately prior to the event that eliminated the convertible instrument related to the derivative liability, the fair value of the derivative liabilities was determined to be $211,111 and the Company recorded a gain of $452,487 associated with change in fair value from October 31, 2017.

The Company classifies the fair value of these securities under level three of the fair value hierarchy of financial instruments. The fair value of the derivative liability was calculated using a Monte Carlo Simulation model that values the liability of the Convertible Notes based on a risk neutral valuation where the price of the option is its discounted expected value. The technique applied generates a large number of possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculate the associated conversion value (i.e. "payoff") of the note (limited by a percentage of trading volume) for each path. These payoffs are then averaged and discounted to the date of valuation resulting in the fair value of the option.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 — IRS PENALTIES

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement. During the period that the appeal is being reviewed and a determination is made by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $90,000 of accrued tax penalties on the balance sheet as of January 31, 2018.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

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

Issued Shares

On November 1, 2016, the Company issued 100 shares of its Series A Non-Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) to the CEO. On March 8, 2017, the Company issued 100 shares of the Series A Preferred Stock, to each of the COO, CSO and CFO. In connection with an independent valuation using the “Market Approach”, the Company determined that the value attributable to the Series A Preferred Stock issued was nominal. As of January 31, 2018, there were 400 shares of Series A Preferred Stock issued and outstanding.

On February 5, 2018, in connection with the COO’s resignation and termination, the COO agreed to forfeit and the cancellation of the 100 shares of the Series A Preferred Stock previously issued.

Effective April 13, 2018, in connection with the Reorganization, the CEO, CFO and CSO each agreed to forfeit and the cancellation their 100 shares of the Series A Preferred Stock previously issued.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On June 1, 2018, the Company filed a Company-Related Action Notification with FINRA (“Notification Form”) to provide notice of certain proposed actions by the Company, including the amendment and reverse stock split. However, due to the Company’s delinquency its Exchange Act reports with the SEC at the time of the filing (by failing to file the October 31, 2017 Annual Report and its Quarterly Reports for the quarters ended January 31, 2018 and April 30, 2018, FINRA did not announce or effectuate the Name Change or Reverse Split in the marketplace. On June 18, 2018, the Company filed a Certificate of Correction with the Secretary of State of Nevada to reverse the amendments related to the Reverse Split. FINRA has since informed the Company that a new Issuer Company-Related Notification Form will be required to be submitted should the Company desire to effectuate the Name Change and Reverse Split in the future, provided the Company is current in its Exchange Act filings. At such time as FINRA processes the announcements, the Company will effect the reverse split of its common stock and amend its Articles to reduce its authorized common stock.

Issuances of Common Stock - Sales:

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

During March 2018, the Company sold 312,500 shares of common stock to an “accredited investor” at $0.016 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.

During April 2018, the Company sold 625,000 shares of common stock to two “accredited investors” at $0.016 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.

As described in Note 5, effective April 13, 2018 in connection with the Reorganization, the Company agreed to issue to MBA an aggregate of 222,425,073 shares of its common stock, representing at the time 51% of the outstanding shares of the common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 7, 2019, the Company sold an aggregate of 7,500,000 shares of common stock and granted warrants to purchase an aggregate 2,000,000 common shares to three “accredited investors” investors. The warrants have exercise prices of $0.08, and have a one -year term. The aggregate grant date fair value of the warrants issued in connection with these issuances were $6,600. The proceeds were used for working capital.

During April 2019, the Company sold 5,102,000 shares of common stock to seven “accredited investors” at $0.03 per share for an aggregate purchase price of $154,500. The proceeds were used for working capital.

During July 2019 through September 2019, the Company sold 7,750,000 shares of common stock to five “accredited investors” at $0.02 per share for an aggregate purchase price of $155,000. The proceeds were used for working capital.

During November 2019 through January 2020, the Company sold 3,250,000 shares of common stock to three “accredited investors” at $0.02 per share for an aggregate purchase price of $65,000. The proceeds were used for working capital.

Issuances of Common Stock – Stock Compensation:

In connection with the Sale of the ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Operating Officer, the Chief Operating Officer agreed to forfeit 53,300,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Operating Officer 7,500,000 shares of newly issued common stock of the Company valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale. The Company will record $83,250 of stock-based compensation expense based on the grant date fair value of these shares during the three months ended April 30, 2018.

In connection with the Sale of the ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Technology Officer, the Chief Technology Officer agreed to forfeit 23,850,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Technology Officer 7,500,000 shares of newly issued common stock of the Company valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale. The Company will record $83,250 of stock-based compensation expense based on the grant date fair value of these shares during the three months ended April 30, 2018.

Effective April 13, 2018, the CFO and CSO were each granted 4,675,439 and 2,092,105 shares of common stock of the Company, respectively valued at $0.0124 per share based on the closing price of the common stock of the Company on the effective date of the grant. The newly granted shares vest immediately and the Company will record stock-based compensation of $57,975 and $25,942, respectively, during the three months ended April 30, 2018.

On April 23, 2018, in connection with the Reorganization, the Company agreed to issue to MBA an aggregate of 222,425,073 shares of its common stock associated with Mr. Iglesias’s agreement to serve as the Company’s Chief Executive Officer. The common stock was valued at $0.0124 per share based on the closing price of the common stock of the Company on the effective date of Reorganization. The newly issued shares vest immediately and the Company has recorded stock-based compensation of $2,758,071 during the three months ended April 30, 2018.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 5, 2018, as further amended, the Company and a third party (“Consultant”) entered into a consulting agreement whereby the Consultant agreed to provide business development and other services to the Company (“Consulting Agreement”). The Consulting Agreement terminated on May 31, 2019. Under the terms of the Consulting Agreement, the Company agreed to grant the Consultant 4,500,000 shares of common stock of the Company (“Consultant Shares”). The Consultant Shares vested as follows; 1,700,000 shares upon execution of the Consultant Agreement; 1,700,000 shares on December 5, 2018; and 1,100,000 shares on January 1, 2019. The common stock was valued at $0.027 per share based on the closing price of the common stock of the Company on the execution date of the Consulting Agreement. The Company has recorded $45,900, $45,900 and $29,700 of stock-based compensation expense on June 5, 2018, December 5, 2018 and January 1, 2019 respectively.

During September 2018, in consideration for agreeing to serve as the Company’s Chief Medical Officer (“CMO”) and render other medical consulting and advisory services to the Company, the Board approved the issuance to the CMO of 2,500,000 shares of unregistered common stock valued at $0.0138 per share, the closing price of the common stock of the Company on that date. The Company will record $34,500 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended October 31, 2018. In connection with the CMO’s appointment to the Board of Directors of the Company during February 2019, during May 2019 and August 2019, the Board approved the issuance to the CMO of 2,000,000 and 3,000,000 shares, respectively, of unregistered common stock valued at $0.025 per share and $0.028 per share, respectively, the closing price of the common stock of the Company on the grant dates. The Company will record $50,000 and $84,000, during the quarters ended July 31, 2019 and October 31, 2019, respectively, of stock-based compensation expense based fair value of these shares on the grant date.

During the period November 1, 2018 through January 31, 2019, in consideration for agreeing to render medical consulting and advisory services to the Company, the Board approved the issuance to eight individuals an aggregate of 4,200,000 shares of unregistered common stock valued between $0.0055 and $0.0244 per share, the closing price of the common stock of the Company on the respective grants dates. The Company will record $28,680 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended January 31, 2019.

During the period February 1, 2019 through April 30, 2019, in consideration for agreeing to provide medical consulting and advisory services to the Company, the Board approved the issuance to seven individuals an aggregate of 1,750,000 shares of unregistered common stock valued between $0.024 and $0.049 per share, the closing price of the common stock of the Company on the respective grants dates. The Company will record $55,500 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended April 30, 2019.

During the period February 1, 2019 through April 30, 2019, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to eight individuals an aggregate of 225,000 shares of unregistered common stock valued between $0.0265 and $0.080 per share, the closing price of the common stock of the Company on the respective grants dates. The Company will record $11,888 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended April 30, 2019.

During the period May 1, 2019 through July 31, 2019, in consideration for agreeing to provide medical consulting and advisory services to the Company, the Board approved the issuance to twelve individuals an aggregate of 3,475,000 shares of unregistered common stock (of which 2,000,000 of the common stock issued shall vest over 36 months beginning July 2019) valued between $0.019 and $0.040 per share, the closing price of the common stock of the Company on the respective grants dates. The Company will record $46,186 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended July 31, 2019.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the period May 1, 2019 through July 31, 2019, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to six individuals an aggregate of 2,675,000 shares of unregistered common stock valued between $0.023 and $0.040 per share, the closing price of the common stock of the Company on the respective grants dates. The Company will record $70,725 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended July 31, 2019.

During May 2019, the Company entered into a sales representation agreement (“Sales Rep Agreement”) with a third party (“Sales Representative”) to market, promote and sell the Company’s products. As part of the Sales Rep Agreement, the Company agreed to provide the Sales Representative 1,000,000 million shares of common stock of the Company upon execution of the Sales Rep Agreement (valued at $0.035 per share, the closing price of the common stock of the Company on that date). The Company will record $35,000 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended July 31, 2019. The initial term of the Sales Rep Agreement was one year, subject to earlier termination as provided for in the Sales Rep Agreement. In addition, under the terms of the Sales Rep Agreement, the Sales Representative was entitled to receive performance incentives for up to 10,500,000 million additional shares of common stock of the Company based on the Sales Representative achieving certain future quarterly sales milestones. None of the performance incentive shares were earned by the Sales Representative. Effective September 30, 2019, the Sales Representative and the Company mutually agreed to terminate the Sales Rep Agreement.

As described in Note 14, upon execution of the VP Agreements, each of the Sales Executives were granted 1,000,000 shares of unregistered common stock of the Company valued at $0.035 per share, the closing price of the common stock of the Company on the grant date. The Company will record $35,000 of stock-based compensation expense on the grant date for each issuance. The VP Agreements also provide each Sales Executives the right to receive an additional 750,000 shares of common stock at the end of each quarterly anniversary of the VP Agreements throughout the Initial Term (maximum 9,000,000 shares) (“Performance Shares”), provided that the VP Agreements remain in effect during the applicable quarterly period. The vesting of the Performance Shares may also be accelerated based on achievement of certain revenue milestones. The Company will record stock-based compensation expense for each respective quarterly period that the Performance Shares vest.

In connection with the previous appointment of an independent member to the Board of Directors of the Company, during August 2019, the Board approved the issuance to the director of 5,000,000 shares of unregistered common stock valued at $0.028 per share, the closing price of the common stock of the Company on the grant date. The Company will record $140,000 of stock-based compensation expense during the quarter ended October 31, 2019.

During the period August 1, 2019 through October 31, 2019, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to four individuals an aggregate of 5,350,000 shares of unregistered common stock valued between $0.029 and $0.038 per share, the closing price of the common stock of the Company on the respective grants dates. The Company will record $162,700 of stock-based compensation expense during the quarter ended October 31, 2019.

During the period August 1, 2019 through October 31, 2019, in consideration for agreeing to provide medical consulting and advisory services to the Company, the Board approved the issuance to two individuals an aggregate of 200,000 shares of unregistered common stock valued between $0.035 and $0.038 per share, the closing price of the common stock of the Company on the respective grants dates. The Company will record $12,133 of stock-based compensation expense during the quarter ended October 31, 2019.

During the period November 1, 2019 through January 31, 2020, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to three individuals an aggregate of 400,000 shares of unregistered common stock valued between $0.027 and $0.031 per share, the closing price of the common stock of the Company on the respective grants dates. The Company will record $11,400 of stock-based compensation expense during the three months ended January 31, 2020.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Issuances of Common Stock – Exercise of warrants, Conversion of Debt and Exchanges:

In connection with the Reorganization, The CFO and CSO each agreed to exercise on a cashless basis all of their warrants to purchase 53,300,000 and 23,850,000 shares of common stock of the Company, respectively. Based on the closing price of the Company’s common stock on the Effective Date of $0.012 per share and the warrant exercise price of $0.001 per share, the CFO and CSO were required to use 4,675,439 and 2,092,105 shares of common stock received from the exercise of the warrants, respectively, to pay for the exercise price for exercising all of the warrants. As a result, the net amount of shares received by the CFO and CSO from the exercise of their warrants were 48,624,561 and 21,757,895, respectively,

During May 2019, the Company and holders of the $100,000 Debentures agreed to convert the principal amount of $100,000 Debentures plus interest accrued and unpaid through the date of the conversion totaling $100,622 into 3,773,584 shares of common stock of the Company (approximately $0.0267 per share representing a discount to the trading price of $0.0285 as of the effective date of the transaction).

During June 2019, the Company and the holder of the $30,000 Debenture agreed to convert the principal amount of the $30,000 Debenture plus interest accrued and unpaid through the date of the conversion totaling $30,478 into 1,111,111 shares of common stock of the Company (approximately $0.0274 per share representing a premium to the trading price of $0.0253 as of the effective date of the transaction).

On May 1, 2019, the Company and Mint Organics entered into an exchange agreement whereby the Company agreed to acquire the 150 shares of Mint Series A Preferred Stock and the 150,000 warrants to purchase shares of common stock of the Company originally issued to Mr. Wayne Rohrbaugh in connection with the initial capitalization of Mint Organics (see note 15) in exchange for 4,400,000 shares of common stock of the Company (approximately $0.034 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction).

On May 1, 2019, the Company, Mint Organics and the holder of a promissory note issued by Mint Organics (see note 15) agreed to a settlement of the outstanding loan whereby the Company agreed to issue the holder of the note 2,735,000_shares of newly issued common stock of the Company. At the time of the settlement, the outstanding obligation under the note, including late fees and penalties was approximately $72,568. The common stock issued was priced at $0.0265 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction).

On May 1, 2019, the Company and Mint Organics Florida entered into an exchange agreement whereby the Company agreed to acquire the 21.25 units from the minority equity holder of Mint Organics Florida (see note 15) in exchange for 2,400,000 shares of common stock of the Company (approximately $0.042 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction).

As more fully described in Note 9, the Noteholder fully funded the Funding Facility as prescribed on February 12, 2020 and the Company converted the Funding Facility into 40,000,000 shares of common stock of the Company (approximately $0.013 per share representing a discount of 60.5% to the trading price of $0.032 as of the effective date of the transaction).

NOTE 13 – WARRANTS

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the amendment to the Chief Financial Officer’s employment agreement on April 6, 2018, the terms of the 31,800,000 and 21,500,000 warrants to purchase common shares of the Company previously granted to the Chief Financial Officer described above were modified to provide that in the event of an occurrence of a change in control or termination of the employment (as defined in the agreement), pursuant to the terms thereof, the exercise price for all outstanding warrants granted to the Chief Financial Officer to purchase common stock of the Company during the term of his employment agreement shall be reduced to $0.001 per share. The Company valued the repricing of the warrants based on the date of the modification using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.58%, (2) remaining term of 8.6 years - 8.9 years, (3) expected stock volatility of 68%, and (4) expected dividend rate of 0%. The grant date fair value of the modified warrants originally issued during November 2016 and March 2017 was $318,000 and $215,000, respectively. The Company recorded the expense for the total amount associated with modification of $533,000 at the time of the Reorganization, the event which triggered the vesting provision associated with the modification (see Note 5).

In connection with the amendment to the Chief Science Officer’s employment agreement on April 6, 2018, the terms of the 10,000,000 and 13,850,000 warrants to purchase common shares of the Company previously granted to the Chief Science Officer described above were modified to provide that in the event of an occurrence of a change in control or termination of the employment (as defined in the agreement), pursuant to the terms thereof, the exercise price for all outstanding warrants granted to the Chief Science Officer to purchase common stock of the Company during the term of her employment agreement shall be reduced to $0.001 per share. The Company valued the repricing of the warrants based on the date of the modification using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.58%, (2) remaining term of 8.6 years - 8.9 years, (3) expected stock volatility of 68%, and (4) expected dividend rate of 0%. The grant date fair value of the modified warrants originally issued during November 2016 and March 2017 was $100,000 and $138,500, respectively. The Company recorded the expense for the total amount associated with modification of $238,500 at the time of the Reorganization, the event that triggered the vesting provision associated with the modification (see Note 5).

In connection with the Reorganization, The CFO and CSO each agreed to exercise on a cashless basis all of their warrants to purchase 53,300,000 and 23,850,000 shares of common stock of the Company, respectively. Based on the closing price of the Company’s common stock on the Effective Date of $0.012 per share and the warrant exercise price of $0.001 per share, the CFO and CSO were required to use 4,675,439 and 2,092,105 shares of common stock received from the exercise of the warrants, respectively, to pay for the exercise price for exercising all of the warrants.

On March 7, 2019, the Company issued 2,000,000 warrants in connection with common stock offerings and valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.44%, (2) term of 1 year, (3) expected stock volatility of 108%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued were $6,600.

A summary of warrant activity for the three months ended January 31, 2017 and 2018 are presented below.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2016	1,737,484	$0.75	3.01	$–
Granted	74,800,000	$0.06	9.66	$–
Exercised	–	$–
Expired/Forfeited	–	$–
Outstanding at January 31, 2017	76,537,484	$0.08	9.50	$–

Exercisable at January 31, 2017	61,962,484	$0.08	9.44	$–

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2017	158,137,484	$0.05	9.02	$–
Granted	–	$–	–	$–
Exercised	–	–	–	$–
Expired/Forfeited	–	–	–	$–
Outstanding and exercisable at January 31, 2018	158,137,484	$0.05	8.77	$–

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

Effective November 4, 2016, the Company entered into executive employment agreements with Albert Mitrani, Dr. Maria Mitrani, Bruce Werber, and Ian Bothwell. On March 8, 2017, the Company entered into an executive employment agreement with Terrell Suddarth, and amended the employment agreements of Dr. Mitrani, Dr. Werber and Mr. Bothwell. On February 5, 2018, Dr. Werber’s and Mr. Suddarth’s’ employment agreements were terminated in connection with the Sale. On April 6, 2018, the Company amended Mr. Bothwell’s and Dr. Mitrani’s executive employment agreements. Collectively, the aforementioned executive employment agreements are referred to as the FY 2017 Executive Employment Agreements.

In connection with the Reorganization, Mr. Mitrani’s, Dr. Mitrani’s and Mr. Bothwell’s FY 2017 Executive Employment Agreements were terminated in favor of newly executed employment agreements (collectively referred to as the April 2018 Executive Employment Agreements). In addition, as a condition of the Reorganization, Mr. Mitrani, Mr. Bothwell and Dr. Mitrani each agreed to release the Company for all amounts owed to them for unpaid salaries through the Effective Date and unpaid advances and/or expenses incurred prior to December 31, 2017 totaling $1,636,608. The significant terms provided for in the FY 2017 Executive Employment Agreements and the April 2018 Executive Employment Agreements are summarized below:

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

April 2018 Executive Employment Agreements

Pursuant to Albert Mitrani’s April 2018 Executive Employment Agreement, Mr. Mitrani serves as the Company’s President and Chief Operating Officer. Mr. Mitrani’s base annual salary is $162,500, which shall accrue commencing on the Effective Date and shall be payable in equal semi-monthly installments, commencing May 1, 2018, in arrears. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term. Mr. Mitrani is also entitled to a commission on all sales attributable to him (i.e., excluding existing customers of the Company at the time of the Reorganization) at the rate of five percent (5%) of the "Net Sales" as defined in the agreement and an expense allowance of $5,000 per month.

Pursuant to Ian Bothwell’s April 2018 Executive Employment Agreement, Mr. Bothwell continues to serve as the Company’s Chief Financial Officer. Mr. Bothwell’s base annual salary is $162,500, which shall accrue commencing on the Effective Date and shall be payable in equal semi-monthly installments, commencing May 1, 2018, in arrears. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term. Mr. Bothwell has not been paid salary since July 2018.

Pursuant to Dr. Maria Mitrani’s April 2018 Executive Employment Agreement, Dr. Mitrani continues to serve as the Company’s Chief Science Officer. Dr. Mitrani’s base annual salary is $162,500, which shall accrue commencing on the Effective Date and shall be payable in equal semi-monthly installments, commencing May 1, 2018, in arrears. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term.

Term

The term of each of the April 2018 Executive Employment Agreements commences as of the Effective Date and continues until December 31, 2020 (Mr. Bothwell) or December 31, 2023 (Mr. Mitrani and Dr. Mitrani) (“Initial Term”), unless terminated earlier pursuant to the terms of the April 2018 Executive Employment Agreement; provided that on such expiration of the Initial Term, and each annual anniversary thereafter (such date and each annual anniversary thereof, a “Renewal Date”), the agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the April 2018 Executive Employment Agreement at least 90 days’ prior to the applicable renewal Date. The period during which the Executive is employed by the Company hereunder is hereinafter referred to as the “Employment Term.”

Unpaid Advances

The Company was required to repay the unpaid advances subsequent to December 31, 2017, and the unreimbursed expenses incurred subsequent to December 31, 2017, on May 15, 2018.  Such payments were not made as required.

Fringe Benefits and Perquisites

During the Employment Term, each Executive shall be entitled to fringe benefits and perquisites consistent with the practices of the Company, and to the extent the Company provides similar benefits or perquisites (or both) to similarly situated executives of the Company.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Termination

The Company may terminate the April 2018 Executive Employment Agreement at any time for good cause, as defined in the April 2018 Executive Employment Agreement, including, the Executive’s death, disability, Executive’s willful and intentional failure or refusal to follow reasonable instructions of the Company’s Board of Directors, reasonable and material policies, standards and regulations of the Company’s Board of Directors or management.

FY 2017 Executive Employment Agreements:

The terms of Mr. Mitrani’s FY 2017 Executive Employment Agreement provided that Mr. Mitrani serve as the Company’s Chief Executive Officer, President and member of the Board of Directors of the Company. Mr. Mitrani’s base annual salary was $360,000, which accrued commencing October 1, 2016 and was payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. In connection with the execution of the agreement, the Company agreed to pay the Mr. Mitrani a $100,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. In addition, the agreement provided for the settlement of unpaid expenses and prior salary of approximately $120,000 to be paid upon the earliest reasonably practicable time that there is sufficient working capital as determined by the Board. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $2,500 per month plus all expenses related to the maintenance, repair and operation of such automobile, reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by Mr. Mitrani in accordance with the Company's expense reimbursement policies and procedures and a personal life insurance policy of up to $2,000,000.

The terms of Mr. Bothwell’s FY 2017 Executive Employment Agreement provided that Mr. Bothwell serve as the Company’s Chief Financial Officer and member of the Board of Directors of the Company. Mr. Bothwell’s base annual salary was $360,000, which accrued commencing October 1, 2016 and was payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay Mr. Bothwell a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $650 per month, reimbursement of office related expenses up to $2,500 per month, reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by Mr. Bothwell in accordance with the Company's expense reimbursement policies. In connection with the execution of the agreement, the Company granted Mr. Bothwell a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the effective date, exercisable in accordance with the vesting schedule as described in the agreement until the 10th anniversary of the date of issuance (see Note 14).

On April 6, 2018, the Company amended Mr. Bothwell’s employment agreement, which provided among other things, that in the event of an occurrence of a change in control or termination of the employment (as defined in agreement) pursuant to the terms thereof, the exercise price for all outstanding warrants granted to Mr. Bothwell to purchase common stock of the Company during the term of the agreement shall be reduced to $0.001 per share. In addition, Mr. Bothwell’s employment agreement was amended to increase the initial term and the automatic renewal term provided for in the employment agreement from three years to five years, increased the amount of automobile expense allowance and removed the cap for the reimbursement of office related expenses.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The terms of Dr. Maria Ines Mitrani’s FY 2017 Executive Employment Agreement provided that Dr. Mitrani serve as the Company’s Chief Science Officer and member of the Board of Directors of the Company. Dr. Mitrani base annual salary was $250,000 (subsequently amended to $300,000 on March 8, 2017), which accrued commencing October 1, 2016 and was payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay Dr. Mitrani a $50,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. In addition, the agreement provided for the settlement of unpaid expenses and prior consulting fees owed to MariLuna LLC, an entity owned by Dr. Mitrani, of approximately $84,000 to be paid upon the earliest reasonably practicable time that there is sufficient working capital as determined by the Board. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $1,000 per month plus all expenses related to the maintenance, repair and operation of such automobile and reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by Dr. Mitrani in accordance with the Company's expense reimbursement policies and procedures.

In connection with the execution of the agreement, the Company granted Dr. Mitrani a warrant to purchase, on a cashless basis, up to 10,000,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the effective date, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance (see Note 14).

On April 6, 2018, the Company amended Dr. Mitrani’s employment agreement, which provided among other things, that in the event of an occurrence of a change in control or termination of the employment (as defined in agreement) pursuant to the terms thereof, the exercise price for all outstanding warrants granted to Dr. Mitrani to purchase common stock of the Company during the term of the agreement shall be reduced to $0.001 per share.

The terms of Dr. Werber’s FY 2017 Executive Employment Agreement provided that Dr. Werber serve as the Company’s Chief Operating Officer and member of the Board of Directors of the Company. Dr. Werber’s base annual salary was $360,000, which shall accrue commencing October 1, 2016 and was payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay Dr. Werber a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $650 per month, reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by Dr. Werber in accordance with the Company's expense reimbursement policies. In connection with the execution of the agreement, the Company granted Dr. Werber a warrant to purchase, on a cashless basis, up to 31,800,000 shares of common stock of the Company for $0.06 per share, the closing price of the Company’s common stock on the effective date, fully vested at the time of the grant and exercisable until the 10th anniversary of the date of issuance (see Note 14).

The terms of Mr. Suddarth’s FY 2017 Executive Employment Agreement provided that Mr. Suddarth serve as the Company’s Chief Technology Officer and member of the Board of Directors of the Company. Mr. Suddarth’s base annual salary was $300,000, which shall accrue commencing October 1, 2016 and was payable upon the Company generating sufficient net revenue or obtaining sufficient third party financing. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the employment term. In connection with the execution of the agreement, the Company agreed to pay Mr. Suddarth a $35,000 signing bonus which shall be accrued and paid by the Company upon the Company having sufficient cash flow. The agreement also contains terms regarding eligibility for future annual bonuses, annual equity awards under the Company’s equity plan, if any, fringe benefits and perquisites consistent with the practices of the Company (including health and dental insurance, an automobile expense allowance of $650 per month, and reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by Mr. Suddarth in accordance with the Company's expense reimbursement policies. In connection with the execution of the agreement, the Company granted Mr. Suddarth a warrant to purchase, on a cashless basis, up to 23,850,000 shares of common stock of the Company for $0.02 per share, the closing price of the Company’s common stock on the effective date, exercisable in accordance with the vesting schedule as described in the agreement until the 10th anniversary of the date of issuance (see Note 14).

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Termination Of Dr. Werber’s and Mr. Suddarth’s FY 2017 Executive Employment Agreements:

In connection with Sale (see Note 4), Werber and Suddarth each entered into a Separation and General Release Agreement with the Company effective upon the closing of the Sale which provided for the immediate resignation of Werber and Suddarth of all their respective executive and Board of Director positions held with the Company and/or any of the Company’s subsidiaries, and the termination and settlement of all obligations of each party to the other pursuant to the respective employment agreements, including the release of all rights the Company may have held in any intellectual property of Werber and Suddarth and any non-compete restrictions on Werber and Suddarth. In connection with such releases, Werber and Suddarth each agreed to forfeit all warrants previously granted and outstanding (a total of 77,150,000 warrants to purchase shares of common stock of the Company), forfeit any and all accrued and unpaid amounts owing under the employment agreements for past due wages, benefits, severance obligations, unreimbursed expenses and any other obligations owing to one another as of the date of the Sale totaling $906,515 in exchange for a grant of 7,500,000 shares of restricted common stock of the Company to each of Werber and Suddarth (the grant date fair value of the newly issued shares issued to each of Werber and Suddarth was $83,250).

Coordinator Agreement

Effective September 30, 2019, the Sales Representative and the Company mutually agreed to terminate the Sales Rep Agreement in exchange for the principal executive of the Sales Representative (“Coordinator”) agreeing to become an employee of the Company effective October 1, 2019 (“Coordinator Agreement”). The Coordinator Agreement provided that the parties were required to mutually negotiate and execute definitive employment agreements. The parties have yet to reach a mutually acceptable arrangement.

Sales Executives

On January 6, 2020, the Company entered into employment agreements with two individuals (“Sales Executives”), each to serve as a Vice President – Global Sales and Marketing. The terms of each Sales Executive employment agreement are identical (“VP Agreements”). The initial term of the VP agreements are for three years and provide for automatic annual renewals thereafter, unless either party provides 90 day written notice prior to expiration of the then current term. The VP Agreements may also be terminated by the Company beginning June 30, 2020 in the event the Sales Executive fails to meet certain defined minimum revenue growth milestones. The Sales Executives will receive compensation in the form of monthly salary of $18,000 and a quarterly override based on revenues earned by the Company during a quarterly period that exceed $600,000 beginning for the quarter ended June 30, 2020. In addition, upon execution of the Agreement, each of the Sales Executives were granted 1,000,000 shares of unregistered common stock of the Company valued at $0.035 per share, the closing price of the common stock of the Company on the grant date. The Company will record $35,000 of stock-based compensation expense on the grant date for each issuance. The VP Agreements also provide the Sales Executives with the right for each to receive an additional 750,000 shares of common stock at the end of each quarterly anniversary of the VP Agreements throughout the Initial Term (maximum 9,000,000 shares) (“Performance Shares”), provided that the VP Agreements remain in effect during the applicable quarterly period. The vesting of the Performance Shares may also be accelerated based on achievement of certain revenue milestones. The Company will record stock-based compensation expense for each respective quarterly period that the Performance Shares vest.

ORGANICELL REGENERATIVE MEDICINE, INC.

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

All of Ethan NY’s obligations under the Ethan Lease are recourse only to the assets at Ethan NY, except for certain obligations under the Ethan Lease that were guaranteed by a former employee. Under the terms of the Ethan Lease, the obligations of Ethan NY for future rents are to be mitigated based on the amount of any future rents that are received for the rental of the leased premises to other tenants during the initial term. During August 2016, Ethan NY received confirmation that the leased premises had been leased to another tenant. In connection with the termination of the Ethan Lease, Ethan NY has made several unsuccessful attempts to contact the landlord for the purpose of obtaining a settlement and release for any amounts that the landlord may claim are owing under the Ethan Lease, if any. Ethan NY is not aware of any claim pending or threatened in connection with the Ethan Lease. At January 31, 2018 and October 31, 2017, Ethan NY has recorded in liabilities of discontinued operations the amount of rent obligations through June 30, 2016 and a reserve for estimated losses in connection with termination of the Ethan Lease of $101,905 and $101,905, respectively.

Lab Facilities:

Anu Life Sciences, Inc.

Anu Life Sciences Inc. a Florida corporation (“ANU”), entered into a five-year lease agreement (“Lab Lease”) for an approximately 3,500 square foot laboratory and administrative office facility in Sunrise, Florida. The Lab Lease was effective July 1, 2017 and was to expire on June 30, 2022.

As described in Note 4, in connection with the Sale, ANU sold or transferred to Vera its right, title and interest in the Lab Lease (including the associated security deposits of $37,275) and all leasehold improvements.

The minimum monthly lease payments under the Lab Lease, excluding applicable Florida sales tax and additional rents as may be required under the terms of the Lab Lease, were approximately $7,900 for the first 24 months and $9,000 per month, $9,200 per month and $9,400 per month for the third, fourth and fifth years, respectively. Minimum lease payments commenced July 1, 2017. The Company recorded lease expense on a straight-line basis over the life of the lease. The Company recorded lease expense in connection with the Lab Lease of $25,803 and $34,404 for the period November 1, 2017 through January 31, 2018 and the year ended October 31, 2017, respectively.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2019 Lab Facility:

In connection with the Company’s decision to again operate a placental tissue bank processing laboratory in Miami, Florida, during February 2019, the Company entered into a renewable month to month lease agreement (“Miami Lab Lease”) for an approximately 450 square foot laboratory and an 100 square foot administrative office facility. Monthly lease payments are approximately $5,200 plus administrative fees and taxes. In connection with the Miami Lab Lease, the Company was required to post a security deposit of $6,332.

Effective March 2019, the Company entered into an agreement to lease certain manufacturing equipment (“Equipment Lease”) to be used in its lab, including a full care maintenance plan for such equipment totaling approximately $239,595. The lease agreement is for five years and requires minimum monthly lease payments of approximately $4,513 per month, plus sales taxes. The minimum lease payments pursuant to the Equipment Lease are as follows:

Administrative Office:

The Company’s corporate administrative offices are leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani. The term of the lease runs through August 2020 and the monthly rental rate is $2,900.

Preparation of IRB, Pre-IND, IND Protocols for Clinical Applications and Clinical Trial Initiation and Monitoring:

In connection with the Company’s ongoing research and development efforts and the Company’s efforts to meet compliance with current and anticipated United States Food and Drug Administration (“FDA”) regulations expected to be enforced beginning in November 2020 pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products that fall under Section 351 of the Public Health Services Act (“HCT/Ps”), the Company applied for and on July 14, 2019, the Company received Institutional Review Board (“IRB”) approval to proceed with two pilot studies in connection with the Company’s efforts to obtain Investigation New Drug (“IND”) approval from the FDA and commence clinical trials in connection with the use of the Company’s products and related treatment protocols for specific indications. The initial and ongoing application process, as well as supervision of the pilot study are being performed by a third party consultant (“Clinical Trial Consultant”) pursuant to agreements executed between the Company and the Clinical Trial Consultant (“CT Consultant Agreement”). In connection with the CT Consultant Agreement, the Company is obligated to pre-pay the Clinical Trial Consultant for certain incremental defined stages and the Company is obligated to directly fund the actual costs for treatments performed by the physicians and for the cost of the product used in connection with the studies. It is the Company’s expectation that the ability to successfully complete the above efforts will be dependent on the Company’s ability to timely fund the required payments, which is subject to available working capital generated from operations, financing arrangements with the third party vendors involved in the studies and/or from additional debt and/or equity financings.

Convertible Equity Securities

Conversion of Notes issued in connection with the SPA

In connection with the SPA, at any time after the six (6) month anniversary of the closing date and until the Note was no longer outstanding, any outstanding principal portion of the Note was convertible, in whole or in part, into shares of common stock of the Company at the option of each Purchaser (subject to the conversion limitations set forth in the SPA). The conversion price in effect on any conversion date shall be equal to the lower of (i) $0.15, and (ii) 60% of the lowest daily volume weighted average price in the 20 trading days prior to the conversion Date. Under the terms of the SPA, Bothwell and Werber were not eligible to convert their portion of the Note until the Agent has been fully repaid.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On April 6, 2018, in connection with Mr. Taddeo’s resignation, the Company and Mr. Taddeo entered into a Share Purchase and General Release Agreement whereby the Company agreed to purchase from Mr. Taddeo his 150 shares of Mint Series A Convertible Preferred Stock of Mint Organics for an aggregate purchase price of $40,000 (see Note 15).

Effective May 14, 2018, the conversion rights for the holders of the Mint Series A Preferred Stock (or Class B Common Stock equivalent) to convert into unregistered shares, par value $0.001 per share, of common stock of Organicell had expired.

Private Placement Of Convertible 6% Debentures

As more fully described in Note 10, the remaining outstanding Convertible Debentures (the principal and all accrued but unpaid interest thereon) contained provisions that under certain conditions, provided the ability of the holders of the Convertible Debentures at their option at any time, from time to time to convert into shares of the common stock of the Company. The conversion prices were based on the Company completing a contemplated pending reverse split at the Company’s sole discretion (which the Company elected not to pursue) or at conversion prices greatly in excess of the historical prices of the Company’s common stock and reasonably expected prices of the Company’s common stock to be realized during the term of the Convertible Debentures. As a result, none of the Convertible Debentures have been or are expected to be converted in accordance with their conversion provisions. The contingent rights to convert for certain of the convertible debentures did not result in any underlying value attributable to the fair value of the embedded derivatives liabilities associated with respective Convertible Debentures.

NOTE 15 – MINT ORGANICS INC.

On February 14, 2017, the Company entered into a participation agreement with Mr. Peter Taddeo (“Taddeo”) and Mr. Wayne Rohrbaugh (“Rohrbaugh”) (collectively, the “Investors”) in connection with the Company’s endeavor to obtain a license to dispense medical cannabis in Florida.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Mint Organics authorized capital consists of (i) 1,000 shares of Class A Voting Common Stock, par value $0.001 per share (“Class A Common Stock”); (ii) 1,000 shares of Class B Non-Voting Common Stock, par value $0.001 per share (“Class B Common Stock”); and (iii) 1,000 shares of Preferred Stock, par value $0.001 per share. The Company owns 550 shares of Class A Common Stock, representing 100% of the outstanding shares of Class A Common Stock. There are no shares of Class B Common Stock currently outstanding.

Pursuant to the Certificate Of Designation with respect to a Series A Convertible Preferred Stock (“Series A Preferred Stock”) filed with the state of Nevada on February 28, 2017 and as amended on March 23, 2017, Mint Organics authorized 300 shares of Series A Preferred Stock, par value $0.001 per share and a stated value of $1,000 per share. The Series A Preferred Stock is non-voting and non-redeemable. The amount of each share of the Series A Preferred Stock shall automatically convert into 1.5 shares of Class B Common Stock of Mint Organics upon the earlier of (a) the fifth anniversary of the date such share of Series A Preferred Stock was issued; or (b) Mint Organics’ receipt of the necessary licenses and permits required to operate business operations in the medical cannabis industry. In addition, commencing on the first anniversary of the issuance date, each holder of the Series A Preferred Stock shall have the right, but not the obligation, to convert some or all of such holder’s shares of Series A Preferred Stock (or Class B Common Stock equivalent) into unregistered shares, par value $0.001 per share, of common stock of the Company, based on the stated value divided by the average trading price of the Company common stock for the ten trading days prior the conversion date. Notwithstanding the foregoing, the number of shares of Class B Common Stock issuable upon the conversion of the outstanding Series A Preferred Stock shall be adjusted to ensure that the outstanding Class B Common Stock represents 45% of the outstanding capital stock of Mint Organics (based on conversion of 300 shares of the Series A Preferred Stock or pro rata portion thereof).

In connection with the agreement, Mint Organics issued to each of Taddeo and Rohrbaugh (i) 150 shares of Series A Preferred Stock and (ii) a warrant exercisable for up to 150,000 shares of the Company’s common stock for $0.15 per share exercisable from the date of issuance until the third anniversary of the date of issuance (see Note 12).

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

In connection with an independent valuation using a Black-Scholes option model, the fair value of the warrants issued were determined to be $34,949. As described above, the vesting of the warrants are contingent upon the completion of future events. At the time of issuance, the Company estimated that the warrants would be fully vested by December 31, 2017. The Company has recorded amortization expense totaling $6,889 during the three months ended January 31, 2018 as additional stock-based compensation.

ORGANICELL REGENERATIVE MEDICINE, INC.

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

On April 6, 2018, Peter Taddeo resigned as a member of the Board of Directors of the Company and as the Chief Executive Officer and member of the board of directors of the Mint Organics Entities. In connection with Mr. Taddeo’s resignation, Mr. Taddeo entered into a Separation and General Release Agreement (“Taddeo Separation Agreement”) whereby Mr. Taddeo agreed to release the Mint Organics Entities from all obligations in connection with the Taddeo Agreement and all other agreements and/or financial obligations between the parties related to the Taddeo’s employment or services performed with any of Mint Organics Entities totaling $156,568. In consideration for Taddeo entering into the Taddeo Separation Agreement, the Mint Organics Entities paid Taddeo $5,000 and Mr. Bothwell paid $3,000 to Taddeo for the purchase of the 1,000,000 shares of common stock of the Company that were granted to Taddeo in connection with the Taddeo Agreement. Contemporaneously with the execution of the Taddeo Separation Agreement, the Company and Mr. Taddeo entered into a Share Purchase and General Release Agreement whereby the Company agreed to purchase from Mr. Taddeo his 150 shares of Mint Series A Preferred Stock for an aggregate purchase price of $40,000.

Exchange Agreement

On May 1, 2019, the Company and Mint Organics entered into an exchange agreement whereby the Company agreed to acquire the 150 shares of Mint Series A Preferred Stock and the 150,000 warrants to purchase shares of common stock of the Company originally issued to Mr. Wayne Rohrbaugh in connection with participation agreement referred to above in exchange for 4,400,000 shares of common stock of the Company (approximately $0.034 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction). In connection with the exchange, Mr. Rohrbaugh provided a release to the Company in connection with any claims associated with his original investment.

ORGANICELL REGENERATIVE MEDICINE, INC.

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

On May 1, 2019, the Company and Mint Organics Florida entered into an exchange agreement whereby the Company agreed to acquire the 21.25 units from the investor referred to above in exchange for 2,400,000 shares of common stock of the Company (approximately $0.042 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction). In connection with the exchange, the investor provided a release to the Company in connection with any claims associated with the investor’s original investment.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Non-controlling interests in Mint Organics and Mint Organics Florida

The Company’s non-controlling interests in Mint Organics and Mint Organics Florida at October 31, 2017 and January 31, 2018 are determined based on the pro rata equity percentage held by the non-controlling equity holders of Mint Organics and Mint Organics Florida during each of the respective periods, provided however, that the carrying amount of non-controlling interests shall not be negative.

At January 31, 2018 and October 31, 2017, the non controlling interests of Mint Organics Inc. and Mint Organics Florida were 45.0% and 4.0% and 45.0% and 1.0%, respectively. As of January 31, 2018 and October 31, 2017, the non-controlling interests representing the minority interest’s share of both Mint Organics and Mint Organics Florida equity were $31,852 and $52,744, respectively.

Effective May 1, 2019, the Company has acquired all of the minority interests issued in Mint Organics and Mint Organics Florida, and accordingly, there no longer exists any non-controlling interests in those entities as of such date.

NOTE 16 – LIABILITIES ATTRIBUTABLE TO DISCONTINUED OPERATIONS

During September 2015, the Company formed Ethan NY for the purpose of selling clothing and accessories through a retail store. During June 2016, the Ethan NY operations were closed.

The following summarizes the carrying amounts of the assets and liabilities of Ethan NY at January 31, 2018 and October 31, 2017 (see Note 14):

	January 31,	October 31,
	2018	2017

Assets:	$–	$–

Liabilities:
Accounts payable	$94,835	$94,835
Accrued expenses	31,016	31,016
	$125,851	$125,851

NOTE 17 - SEGMENT INFORMATION

Beginning during the quarter ended July 31, 2017, the Company had two operating segments (providing of anti-aging and cellular therapy patient marketing and product sales (“Referral and Product Sales”) and the operating of Medical Marijuana Treatment Centers for defined MMTC licensed activities (“MMTC Activities”). The MMTC Activities were not able to obtain the required licenses to open and operate MMTC’s and effective April 2018 no longer had any operating activity.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following are amounts related to the Patient Referral and Product Sales and the MMTC businesses included in the accompanying consolidated financial statements for the three months ended January 31, 2018 and 2017:

	Three Months Ended January 31,
	2018	2017

Revenues:
Referrals and product sales	$417,360	$585
MMTC activities	–	–
Total revenues	$417,360	$585

Gross profit (loss):
Referrals and product sales	$338,813	$585
MMTC activities	–	–
Gross profit (loss)	$338,813	$585

Net gain (loss) from operations:
Referrals and product sales	$(102,741)	$(4,242,493)
MMTC activities	(53,422)	–
Net gain (loss)	$(156,163)	$(4,242,493)

	January 31, 2018	October 31, 2017
Total assets:
Patient referrals and product sales	$367,626	$375,522
MMTC activities	–	1,258
Total	$367,626	$376,780

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere herein. Unless stated otherwise, the words “we,” “us,” “our,” the “Company” or “Organicell” in this section collectively refer to Organicell Regenerative Medicine, Inc., a Nevada corporation, and its subsidiaries.

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

From November 2016 to February 2018, we began operating our own laboratory facilities to process and distribute RAAM Products developed through trade secrets acquired in connection with the employment of newly hired executives during November 2016 and March 2017. During this time, we also implemented an in-house sales force and made arrangements with newly identified independent distributors to sell our RAAM Products. During February 2018, we sold or transferred our laboratory facilities and all related assets (“Sale”), including intellectual property rights, to Vera Acquisition LLC, a Utah limited liability company (“Vera”). The Company’s decision to sell the assets comprising the manufacturing operations was made mostly to mitigate the substantial ongoing operating risks associated with the operations of the manufacturing facility, including (a) lack of adequate working capital to pay wages to key executives and to hire additional sales and manufacturing personnel and other critically needed staff and to make required payments to vendors, (b) existing and newly issued FDA guidelines released in November 2017 governing our manufacturing operations that were projected to require significant additional capital resources to be deployed to satisfactorily meet regulatory requirements within specified deadlines.

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

On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization”) whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of its common stock of the Company, representing at the time a 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company. The Reorganization was effective as of April 13, 2018 (“Effective Date”).

Prior to the execution and effectiveness of the Reorganization, Mr. Iglesias moved from his position as Chief Executive Officer to a position as Co-Chairman of the Board of Hygea Holdings Corp., a Florida corporation (“Hygea”), a diversified healthcare holding company that owns physician practices, ancillary services companies (e.g., pharmacies, therapies and diagnostic facilities), independent physician associations (“IPAs”), and other medical service entities that provide seamless care to commercial, Medicare and Medicaid patients. As the newly appointed Chief Executive Officer of the Company, Mr. Iglesias intended to bring his extensive industry experience and relationships to attract capital and industry leaders to the Company as the Company sought to stabilize, expand and grow the business into becoming a leading supplier of services, products and therapies for the regenerative health care sector, including expansion into the rapidly growing wellness sector, and to pursue clinical studies and certifications for specific disease states using the expedited United States Food and Drug Administration (“FDA”) program for regulatory approval for regenerative medicine advance therapies (“RMAT”). As part of the Company’s efforts to raise capital, the Company initiated and/or completed several important corporate governance changes to simplify the Company’s capital structure and to attract investment capital including:

1.	On May 21, 2018, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the Company’s name from Biotech Products Services and Research, Inc. to Organicell Regenerative Medicine, Inc., effective June 20, 2018 in order to express more clearly the Company’s focus in the stem cell business (the “Name Change”). As discussed below, the Name Change has not been effectuated in the marketplace by FINRA.

2.	On May 21, 2018, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to effectuate a reverse stock split of one (1) new share for each seventeen (17) shares issued and outstanding as of the record date of May 21, 2018, with resulting fractional shares being rounded up to the nearest whole number, and a reduction in the authorized shares from 750 million to 250 million (the “Reverse Split”). On June 18, the Company filed a Certificate of Correction with the Secretary of State of Nevada to reverse the amendments related to the Reverse Split, and will only file a new Certificate of Amendment with the Secretary of State of Nevada to effectuate the Reverse Split if the Reverse Split has been effectuated in the marketplace by FINRA.

The Company believes that a Reverse Split would bring value to the issued and outstanding shares of the Company by limiting dilution of operating results by an excessive number of shares overhanging the market. As discussed below, the Reverse Split has not been effectuated in the marketplace by FINRA.

3.	On June 14, 2018, the Company filed a Certificate of Withdrawal with the Secretary of State of Nevada thereby withdrawing and terminating all previously issued designations of the Company’s Series A Preferred Stock and Series B Preferred Stock. The Company cancelled the Company’s authorized and outstanding Series A Preferred Stock and Series B Preferred Stock in order to provide investors with greater confidence in the value to the issued and outstanding shares of the Company by limiting dilution of operating results and limitation on preferences granted to other investors.

4.	The Company reached agreement with its key executive management in connection with the Reorganization to terminate their prior employment agreements in favor of new employment agreements which reduce the overall minimum compensation burden to the Company.

5.	The Company reconstituted its Board of Directors and appointed an independent outside director. Since the Reorganization, the Company has added additional members to its Board of Directors.

On June 1, 2018, the Company submitted an Issuer Company-Related Notification Form (“June 1 Notification Form”) with the Financial Industry Regulatory Agency (“FINRA”) pursuant to Rule 10b-17 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding the Name Change and Reverse Split. However, due to the Company’s failing to have the required Exchange Act reports filed with the SEC at the time of the filing, FINRA did not announce or effectuate the Name Change or Reverse Split in the marketplace. If the Company intends to proceed with the Name Change and/or Reverse Split, the Company will be required to submit a new Issuer Company-Related Notification Form for approval upon the Company becoming current in its Exchange Act filings.

During February 2019, the Company began arranging to once again operate a new laboratory facility in Miami, Florida for the purpose of performing research and development, production and manufacturing of anti-aging and cellular therapy products. This new laboratory facility became operational in May 2019 and during the same period, the Company began producing and distributing the products that are being sold and distributed to its customers. The Company believes that this strategy will provide the Company with competitive advantages and greater assurances that it can continue to comply with expected future FDA regulations.

In connection with the Company’s ongoing research and development efforts and the Company’s efforts to meet compliance with current and anticipated United States Food and Drug Administration (“FDA”) regulations expected to be enforced beginning in November 2020 pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products that fall under Section 351 of the Public Health Services Act (“HCT/Ps”), the Company applied for and on July 14, 2019, the Company received Institutional Review Board (“IRB”) approval to proceed with two pilot studies in connection with the Company’s efforts to obtain Investigation New Drug (“IND”) approval from the FDA and commence clinical trials in connection with the use of the Company’s products and related treatment protocols for specific indications. The Company is aggressively pursuing efforts to obtain the aforementioned IND approvals and commence and complete those clinical studies as well as obtaining approval to commence additional studies for other specific indications it has identified that the use of its products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available. The ability of the Company to succeed in these efforts is subject to the Company having sufficient available working capital to fund the substantial costs, which the Company currently does not have, and ultimately the approval from the FDA.

On September 24, 2019, due to the Company’s limited success since the Reorganization in stabilizing revenues and the growing urgency for the Company to remain compliant and meet the anticipated new and more stringent regulatory deadlines to be imposed by the FDA in connection with the Company’s products and operations that were previously announced to go into effect in November 2020, the Board determined that it would require the services of a full-time CEO with the requisite expertise and experience to lead the Company as it (a) moves forward with its strategy to expand its research and development efforts and submit IND applications for FDA approval to commence clinical trials for its products to assure that the Company, its operations and its products remain compliant with FDA regulations and (b) implements additional strategies to minimize the potential impact in the future on sales of its products as a result of future changes in FDA regulations and/or restrictions associated with clinical trials that are utilizing the products that are currently being sold by the Company. Accordingly, the Board voted to remove Manuel Iglesias from his position as CEO of the Company, although he remains as non-executive Chairman of the Board and a director and has been offered an alternative senior management position with the Company. The Board also authorized management to proceed with a search for a full-time CEO and management has identified and has begun interviewing potential candidates.

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

The Company had since decided that it would not pursue any additional efforts to obtain licenses to operate MMTC’s. During May 2019, the Company agreed to exchange the equity held by the remaining minority interest holders of Mint Organics and Mint Organics Florida and to convert all of the outstanding debt of Mint Organics into shares of common stock of the Company.

Operating Subsidiaries:

For the three months ended January 31, 2018, our RAAM-related operations were being conducted through the following wholly-owned subsidiaries*:

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

* As described above, the manufacturing operations of ANU were sold during February 2018, and the Company subsequently relied on supply arrangements with third-party manufacturers or indirectly from distributors of third-party manufacturers for the supply of RAAM products that were sold to Providers during the period February 6, 2018 through April 30, 2018.

Our MMTC exploratory activities were conducted through the below listed subsidiaries. Effective April 6, 2018, Mr. Taddeo resigned as CEO of our MMTC subsidiaries. The Company had since decided that it would not pursue any additional efforts to obtain licenses to operate MMTC’s. During May 2019, the Company agreed to exchange the equity held by the remaining minority interest holders of Mint Organics and Mint Organics Florida and to convert all of the outstanding debt of Mint Organics into shares of common stock of the Company**. As a result, Mint Organics, Inc. and Mint Organics Florida, Inc. are presently inactive and have no assets:

▪	Mint Organics, Inc., a Florida corporation with a business purpose of operating Medical Marijuana Treatment Centers for defined MMTC licensed activities; and
▪	Mint Organics Florida, Inc., a Florida corporation and subsidiary of Mint Organics with a business purpose of operating Medical Marijuana Treatment Centers for defined MMTC licensed activities within Florida.

** Mint Organics and Mint Organics Florida had previously issued minority non-voting equity interests which as of May 2019 are all owned by the Company.

We also have two other wholly-owned subsidiaries that are inactive:

▪	Ethan New York, Inc., a New York corporation formed with a business purpose of selling clothing and accessories through a retail store in New York City (“Ethan NY”) and for which operations ended in June 2016; and
▪	BD Source and Distribution, Corp., a Florida corporation (“BD Source”) formed with a business purpose of selling cellular therapy products to doctors and hospitals and for which operations ended in October 2015.

Current and Future Operations:

Our current strategy is to achieve the following goals and milestones:

Develop and expand operations to provide for growth of our revenues for the sales and distribution of RAAM related products;

o	Increase revenues for RAAM related products;
•	Hiring of additional in-house sales personnel
•	Selectively engaging independent distributors
•	Marketing private label products to distributors
•	Increasing market recognition for our Organicell brand from:
➢	marketing and participating in industry trade shows
o	Expand our sales market outside of the United States
o	Increase the number of RAAM product offerings for various modalities using proprietary processing, formulas and administration techniques
o	Extending our referral network of Providers based on:
•	Superior product offerings
•	Demonstrating a realistic and executable regulatory roadmap to assure Company and product compliance with current and anticipated FDA regulations
•	Developing and providing educational support to Providers regarding our products and regulatory concerns

Execute on current strategy to assure the Company’s ability to maintain compliance with existing and the anticipated changes to FDA regulations regarding the use and sale of our current products published in November 2017 and expected to take effect by November 2020, as well as readiness to respond to ongoing future changes to those regulations:

o	Identify qualified candidates to fill the currently vacant CEO position that have the requisite expertise and experience to lead the Company as it moves forward with its strategy to enhance product research and development and execute clinical trials of the Company’s products, and
o	Perform clinical based studies associated with the use of our products (independently and/or in conjunction with Providers and/or Manufacturers) and seek accelerated approval for each product application in accordance with the 21st Century Cures Act (“Cures Act”) and/or through the granting of an FDA-approved biologics application (BLA) to allow products to be lawfully marketed and/or sold in the United States in accordance with newly established FDA guidelines outlined in November 2017 expected to take effect by November 2020; and
o	Continue to build out our lab facilities to meet expected production and research requirements; and
o	Engage high profile and industry recognized medical advisors and scientists to help identify new and emerging technologies concerning biologics and to assure our Products remain cutting edge and competitive to products offered by other companies; and
o	Identify alternative products and services to (a) offset any potential decline in revenues resulting from FDA limitations on the sales and distribution of our existing products currently being sold and distributed as a result of our commencement of clinical trials using such products and/or future expected FDA restrictions on RAAM products and (b) provide our Providers with alternative product and treatment options to remain competitive with the market and our Providers to meet the needs and demands of their patients; and
o	Expand our sales market and network of Providers outside of the United States
o	Identify sources of exclusive and superior suppliers of RAAM products; and
o	Identify strategic relationships to acquire existing Providers and/or suppliers or owners of IP associated with additional desired RAAM products; and
o	Engage new researchers that bring additional expertise and capacity to develop ongoing research and development and growth opportunities for additional RAAM-related products.

Secure additional working capital;

o	Fund shortfalls in working capital to fund ongoing expenses and required payments to vendors and creditors until revenues are stabilized; and
o	Fund ongoing costs to pursue clinical trials; and
o	Fund capital expenditures associated with maintaining compliance of our facilities and products; and
o	Fund our strategy to develop and expand our revenues for the sales and distribution of RAAM related products described above; and
o	Hire additional personnel to support our growth and planned expansion; and
o	Enhance our CRM, e-commerce and ERP capabilities to facilitate marketing, sales and distribution functionality and accounting for our operations

Enhance Company Corporate Governance;

o	Revisit previously announced plans to complete a reverse split, and a reduction in the authorized shares outstanding. The Company believes a reverse split will bring value to the issued and outstanding shares of the Company by limiting dilution of operating results by an excessive number of shares overhanging the market;
o	Appoint additional independent members to the Board of Directors that will provide overall industry expertise and fulfill audit committee and independent director requirements to meet listing requirements for the national stock exchanges; and
o	Continue to develop and expand the Company’s internal control policies

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

Results of Operations

Our Referral and Product Sales business was briefly suspended beginning November 2016, as the Company began to implement its strategy of developing and producing its own line of RAAM products. Revenues resumed in February 2017 as the first of the Company’s products developed became available for sale to Providers. As a result, there are not any comparative amounts for revenue, cost of revenues or gross profit during the three months ended January 31, 2017.

Three Months Ended January 31, 2018 as Compared to the Three Months Ended January 31, 2017

Revenues

Our revenues for the three months ended January 31, 2018 were $417,360, compared with revenues of $585 for the three months ended January 31, 2017. The Company did not generate significant revenues during the three months ended January 31, 2017 as a result of the Company’s efforts beginning November 2016 to implement its strategy of developing and producing its own line of RAAM products. We did not begin sales of these products until February 2017.

The revenues for the three months ended January 31, 2018 reflected the trend of quarterly growth in the average sales prices received for units sold and in the actual amount of units sold for each of the quarterly periods beginning with the commencement of sales in the quarter ended April 30, 2017. The Company was able to increase average sales prices for units sold partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness and less discounting of product prices to new customers.

Cost of Revenues

Our cost of revenues for the three months ended January 31, 2018 were $78,817, compared with cost of revenues of $0 for the three months ended January 31, 2017. The Company did not have any cost of revenues during the three months ended January 31, 2017 as a result of the Company’s efforts beginning November 2016 to implement its strategy of developing and producing its own line of RAAM products. We did not begin sales of these products until February 2017.

Gross Profit

Our gross profit for the three months ended January 31, 2018 was $338,813, compared with gross profit of $585 for the three months ended January 31, 2017. The Company did not have any significant gross profit during the three months ended January 31, 2017 as a result of the Company’s efforts beginning November 2016 to implement its strategy of developing and producing its own line of RAAM products. We did not begin sales of these products until February 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended January 31, 2018 were $753,434, compared with $4,241,318 for the three months ended January 31, 2017, a decrease of $3,487,884. The decrease in the general and administrative expenses for the three months ended January 31, 2018 was primarily the result of decreased stock-based compensation costs of $3,488,378 from the vesting of issued warrants to executives in connection with employment agreements executed during the three months ended January 31, 2017, reduced executive payroll costs of approximately $63,576, reduced professional fees of approximately $29,577 and reduced operating costs associated with the manufacturing operations of Anu of approximately $36,153, partially offset from operating costs associated with the newly established Mint Organics Inc. of approximately $53,422.

Other Income (Expense)

Other income, net, for the three months ended January 31, 2018 was $258,458, compared with other expense, net, of $1,760 for the three months ended January 31, 2017. The net increase in the other income was the result of the reduction of derivative liabilities of $452,487, partially offset by increased interest costs and amortization of discounts associated with the SPA of $192,269. The SPA was not issued until the quarter ended April 30, 2017, and therefore there were no comparable costs related to the SPA during the quarter ended January 31, 2017.

Liquidity and Capital Resources

Liquidity and Capital Resources

During the three months ended January 31, 2018 and through the date of the filing of this Form 10-Q, the Company has relied on the sale of assets, sale of equity securities, the issuance of debt or restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

•	During January 2018, the Company sold 4,062,500 shares of common stock to four “accredited investors” at $0.016 per share for an aggregate purchase price of $65,000. The proceeds were used for working capital.

•	In connection with the Sale of ANU assets on February 5, 2018, the Company was required to use cash proceeds from the Sale to satisfy and extinguish all of the Notes outstanding related to the SPA as of the date of the Sale, totaling $762,478, comprised of $527,778 of face value of the Notes outstanding, $8,589 of accrued and unpaid interest from January 1, 2018 through the date of the Sale, $211,111 of prepayment penalties and $15,000 for reimbursement of Agent legal fees.

•	In connection with the sale of ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Operating Officer, the Chief Operating Officer agreed to forfeit 53,300,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and to terminate the Chief Operating Officer’s employment agreement, including the release of all obligations owing to the Chief Operating Officer, including all accrued and unpaid salary and expenses at the time of the Sale, in exchange for the Company agreeing to grant the Chief Operating Officer 7,500,000 shares of newly issued common stock of the Company and rights to intellectual property developed during the term of his employment.

•	In connection with the sale of ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Technology Officer, the Chief Technology Officer agreed to forfeit 23,850,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and to terminate the Chief Technology Officer’s employment agreement, including the release of all obligations owing to the Chief Technology Officer, including all accrued unpaid salary and expenses at the time of the Sale, in exchange for the Company agreeing to grant the Chief Technology 7,500,000 shares of newly issued common stock of the Company and rights to any intellectual property developed during the term of his employment.

•	During February 2018, the Company sold 1,250,000 shares of common stock to an “accredited investor” at $0.016 per share for an aggregate purchase price of $20,000. The proceeds were used for working capital.

•	During March 2018, the Company sold 312,500 shares of common stock to an “accredited investor” at $0.016 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.

•	During April 2018, the Company sold 625,000 shares of common stock to two “accredited investors” at $0.016 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.

•	On June 20, 2018, the Company issued a total of $150,000 of convertible 6% debentures (“150,000 Debentures”) to an accredited investor. The principal amount of the $150,000 Debentures, plus accrued and unpaid interest through June 30, 2019 are payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $150,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $150,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $150,000 Debentures.

•	August 10, 2018, the Company issued a total of $100,000 of convertible 6% debentures (“100,000 Debentures”) to two accredited investors. The principal amount of the $100,000 Debentures, plus accrued and unpaid interest through July 31, 2019 are payable on the 10th business day subsequent to July 31, 2019, unless the payment of the $100,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $100,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $100,000 Debentures.

•	During May 2019, the Company and holders of the $100,000 Debentures agreed to convert the principal amount of the $100,0000 Debentures plus interest accrued and unpaid through the date of the conversion totaling $100,622 into 3,773,584 shares of common stock of the Company (approximately $0.0267 per share representing a discount to the trading price of $0.0285 as of the effective date of the transaction).

•	During October 2018, the Company issued a total of $70,000 of convertible 6% debentures (“70,000 Debentures”) to two accredited investors. The principal amount of the $70,000 Debentures, plus accrued and unpaid interest through September 30, 2019 are payable on the 10th business day subsequent to September 30, 2019, unless the payment of the $70,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $70,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $70,000 Debentures.

•	On February 5, 2019, the Company entered into an unsecured loan agreement with a third party with a principal balance of $25,000. The third party agreed to accept payment in kind consisting of certain products of the Company in lieu of cash interest. The outstanding principal was due March 8, 2019. The loan was not repaid on the maturity date as required.

•	On March 7, 2019, the Company sold an aggregate of 7,500,000 shares of common stock and granted warrants to purchase an aggregate 2,000,000 common shares to three “accredited investors” investors. The warrants have exercise prices of $0.08, and have a one -year term. The aggregate grant date fair value of the warrants issued in connection with these issuances were $6,600. The proceeds were used for working capital.

•	During March 2019, the Company issued a $30,000 of convertible 6% debentures (“30,000 Debenture”) to one accredited investor. The principal amount of the $30,000 Debenture, plus accrued and unpaid interest through June 30, 2020 are payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $30,000 Debenture is prepaid at the sole option of the Company, is converted as provided for under the terms of the $30,000 Debenture, and/or accelerated due to an event of default in accordance with the terms of the $30,000 Debenture.

•	During June 2019, the Company and the holder of the $30,000 Debenture agreed to convert the principal amount of the $30,000 Debentures plus interest accrued and unpaid through the date of the conversion totaling $30,478 into 1,111,111 shares of common stock of the Company (approximately $0.0274 per share representing a premium to the trading price of $0.0253 as of the effective date of the transaction).

•	During April 2019, the Company sold 5,102,000 shares of common stock to seven “accredited investors” at $0.03 per share for an aggregate purchase price of $154,500. The proceeds were used for working capital.

•	On May 1, 2019, the Company, Mint Organics and the holder of a promissory note issued by Mint Organics agreed to a settlement of the outstanding loan whereby the Company agreed to issue the holder of the note 2,735,000_shares of newly issued common stock of the Company. At the time of the settlement, the outstanding obligation under the note, including late fees and penalties was approximately $72,568. The common stock issued was priced at $0.0265 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction).

•	During July 2019, the Company sold 2,500,000 shares of common stock to one “accredited investors” at $0.02 per share for an aggregate purchase price of $50,000. The proceeds were used for working capital.

•	On September 19, 2019, the Company’s wholly owned subsidiary, General Surgical Florida, received $100,000 in connection with an unsecured line of credit (“Credit Facility”). The Credit Facility matures in one-year and the Company is required to make 52 weekly payments of $2,403 (payments totaling $125,000). The Credit Facility can be prepaid at any time by the Company. The effective annual interest rate of the facility based on 52 equal monthly payments is 45.67% Proceeds received from the Credit Facility were used for working capital purposes.

•	During August 2019 through September 2019, the Company sold 5,250,000 shares of common stock to four “accredited investors” at $0.02 per share for an aggregate purchase price of $105,000. The proceeds were used for working capital.

•	On October 10, 2019, the Company and an investor (“Noteholder”) agreed to a funding facility arrangement (“Funding Facility”) whereby the Noteholder was required to fund the Company an initial tranche of $100,000 on October 15, 2019 (“Initial Funding Date”) and had the option to fund the Company up to an aggregate of $500,000 (“Funding Facility Limit”) in minimum $100,000 monthly tranches by no later than February 15, 2020 (“Funding Expiration Date”). The Funding Facility matures on February 15, 2021 (“Maturity Date”) and accrues interest at 6.0% per annum. The Funding Facility, plus all accrued interest, automatically converts into 40,000,000 shares of newly issued common stock of the Company if the Noteholder funds the full $500,000 by the Funding Expiration Date. The Noteholder fully funded the Funding Facility as prescribed on February 12, 2020 and the Company converted the Funding Facility into 40,000,000 shares of common stock of the Company that were issued to the Noteholders designated entity, Republic Asset Holdings LLC. The proceeds from the Funding Facility were used for working capital.

•	During November 2019 through January 2020, the Company sold 3,250,000 shares of common stock to three “accredited investors” at $0.02 per share for an aggregate purchase price of $65,000. The proceeds were used for working capital.

The Company issued the foregoing securities pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Going Concern Consideration

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $414,621 for the three months ended January 31, 2018. In addition, the Company had an accumulated deficit of $11,217,864 at January 31, 2018. The Company had a negative working capital position of $3,602,112 at January 31, 2018. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized.

Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses and the costs to perform required clinical studies in connection with the sale of its products. The Company does not have any assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on its ability to produce and sell products it manufactures that are subject to changing technology and regulations that it currently sells and distributes to its customers. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds. The Company anticipates that future sources of funding, if any, will therefore be costly and dilutive, if available at all.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet assumes that (1) the Company will be able to establish a stabilized source of revenues, (2) obligations to the Company’s creditors are not accelerated, (3) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations, (4) the Company is able to continue to produce products or obtain products under supply arrangements with similar terms and conditions and which are in compliance with current and future regulatory guidelines, and (5) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

There is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. If revenues do not increase and stabilize or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of January 31, 2018, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Three Months Ended January 31,

	2018	2017
Cash, beginning of year	$39,560	$26,223
Net cash used in operating activities	(63,437)	(31,905)
Net cash (used in) investing activities	(2,410)	(16,412)
Net cash provided by financing activities	65,000	65,000
Cash, end of year	$38,713	$42,906

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of October 31, 2017 and through the date of this report, we had no such arrangements.

Recently Issued Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within annual reporting periods beginning after December 15, 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. The Company has assessed the provisions of the guidance and has determined that there is no impact from the adoption of this guidance on its consolidated financial statements. The Company has adopted the provisions of this guidance beginning November 1, 2018.

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

Critical Accounting Policies

Our unaudited consolidated financial statements reflect the selection and application of accounting policies which require us to make significant estimates and judgments. See Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, “Summary of Significant Accounting Policies”.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of January 31, 2018, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following securities during the three months ended January 31, 2018 to the date of filing of this Report:

•	During January 2018, the Company sold 4,062,500 shares of common stock to four “accredited investors” at $0.016 per share for an aggregate purchase price of $65,000. The proceeds were used for working capital.
•	In connection with the Sale of the ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Operating Officer, the Chief Operating Officer agreed to forfeit 53,300,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Operating Officer 7,500,000 shares of newly issued common stock of the Company valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale.
•	In connection with the Sale of the ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Technology Officer, the Chief Technology Officer agreed to forfeit 23,850,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Technology Officer 7,500,000 shares of newly issued common stock of the Company valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale.
•	During February 2018, the Company sold 1,250,000 shares of common stock to an “accredited investor” at $0.016 per share for an aggregate purchase price of $20,000. The proceeds were used for working capital.
•	During March 2018, the Company sold 312,500 shares of common stock to an “accredited investor” at $0.016 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.
•	During April 2018, the Company sold 625,000 shares of common stock to two “accredited investors” at $0.016 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.
•	In connection with the Reorganization, The CFO and CSO each agreed to exercise on a cashless basis all of their warrants to purchase 53,300,000 and 23,850,000 shares of common stock of the Company, respectively. Based on the closing price of the Company’s common stock on the Effective Date of $0.016 per share and the warrant exercise price of $0.001 per share, the CFO and CSO were required to use 4,675,439 and 2,092,105 shares of common stock received from the exercise of the warrants, respectively, to pay for the exercise price for exercising all of the warrants.

•	Effective April 13, 2018, the CFO and CSO were each granted 4,675,439 and 2,092,105 shares of common stock of the Company, respectively valued at $0.016 per share, based on the closing price of the common stock of the Company on the effective date of the grant. The newly granted shares vest immediately and the Company will record stock-based compensation of $74,807 and $33,474, respectively, during the period that the shares were granted.
•	On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization”) whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of common stock, par value $0.001 per share of the Company, representing at the time 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’, agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company. The Reorganization was effective as of April 13, 2018 (“Effective Date”).
•	On June 20, 2018, the Company issued a total of $150,000 of convertible 6% debentures (“150,000 Debentures”) to an accredited investor. The principal amount of the $150,000 Debentures, plus accrued and unpaid interest through June 30, 2019 are payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $150,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $150,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $150,000 Debentures.
•	On August 10, 2018, the Company issued a total of $100,000 of convertible 6% debentures (“100,000 Debentures”) to two accredited investors. The principal amount of the $100,000 Debentures, plus accrued and unpaid interest through July 31, 2019 are payable on the 10th business day subsequent to July 31, 2019, unless the payment of the $100,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $100,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $100,000 Debentures.
•	During May 2019, the Company and holders of the $100,000 Debentures agreed to convert the principal amount of the $100,0000 Debentures plus interest accrued and unpaid through the date of the conversion totaling $100,622 into 3,773,584 shares of common stock of the Company (approximately $0.0267 per share representing a discount to the trading price of $0.0285 as of the effective date of the transaction).
•	During October 2018, the Company issued a total of $70,000 of convertible 6% debentures (“70,000 Debentures”) to two accredited investors. The principal amount of the $70,000 Debentures, plus accrued and unpaid interest through September 30, 2019 are payable on the 10th business day subsequent to September 30, 2019, unless the payment of the $70,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $70,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $70,000 Debentures.
•	On February 5, 2019, the Company entered into an unsecured loan agreement with a third party with a principal balance of $25,000. The third party agreed to accept payment in kind consisting of certain products of the Company in lieu of cash interest. The outstanding principal was due March 8, 2019. The loan was not repaid on the maturity date as required.
•	On March 7, 2019, the Company sold an aggregate of 7,500,000 shares of common stock and granted warrants to purchase an aggregate 2,000,000 common shares to three “accredited investors” investors. The warrants have exercise prices of $0.08, and have a one -year term. The aggregate grant date fair value of the warrants issued in connection with these issuances were $6,600. The proceeds were used for working capital.
•	During March 2019, the Company issued a $30,000 of convertible 6% debentures (“30,000 Debenture”) to one accredited investor. The principal amount of the $30,000 Debenture, plus accrued and unpaid interest through June 30, 2020 are payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $30,000 Debenture is prepaid at the sole option of the Company, is converted as provided for under the terms of the $30,000 Debenture, and/or accelerated due to an event of default in accordance with the terms of the $30,000 Debenture.
•	During April 2019, the Company sold 5,102,000 shares of common stock to seven “accredited investors” at $0.03 per share for an aggregate purchase price of $154,500. The proceeds were used for working capital.
•	On May 1, 2019, the Company, Mint Organics and the holder of a promissory note issued by Mint Organics agreed to a settlement of the outstanding loan whereby the Company agreed to issue the holder of the note 2,735,000_shares of newly issued common stock of the Company. At the time of the settlement, the outstanding obligation under the note, including late fees and penalties was approximately $72,568. The common stock issued was priced at $0.0265 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction).

•	During June 2019, the Company and the holder of the $30,000 Debenture agreed to convert the principal amount of the $30,000 Debentures plus interest accrued and unpaid through the date of the conversion totaling $30,478 into 1,111,111 shares of common stock of the Company (approximately $0.0274 per share representing a premium to the trading price of $0.0253 as of the effective date of the transaction).
•	During July 2019, the Company sold 2,500,000 shares of common stock to one “accredited investors” at $0.02 per share for an aggregate purchase price of $50,000. The proceeds were used for working capital.
•	During August 2019 through September 2019, the Company sold 5,250,000 shares of common stock to four “accredited investors” at $0.02 per share for an aggregate purchase price of $105,000. The proceeds were used for working capital.
•	On October 10, 2019, the Company and an investor (“Noteholder”) agreed to a funding facility arrangement (“Funding Facility”) whereby the Noteholder was required to fund the Company an initial tranche of $100,000 on October 15, 2019 (“Initial Funding Date”) and had the option to fund the Company up to an aggregate of $500,000 (“Funding Facility Limit”) in minimum $100,000 monthly tranches by no later than February 15, 2020 (“Funding Expiration Date”). The Funding Facility matures on February 15, 2021 (“Maturity Date”) and accrues interest at 6.0% per annum. The Funding Facility, plus all accrued interest, automatically converts into 40,000,000 shares of newly issued common stock of the Company if the Noteholder funds the full $500,000 by the Funding Expiration Date. The Noteholder fully funded the Funding Facility as prescribed on February 12, 2020 and the Company converted the Funding Facility into 40,000,000 shares of common stock of the Company that were issued to the Noteholders designated entity, Republic Asset Holdings LLC.
•	During November 2019 through January 2020, the Company sold 3,250,000 shares of common stock to three “accredited investors” at $0.02 per share for an aggregate purchase price of $65,000. The proceeds were used for working capital.

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) and Regulation D promulgated thereunder due to the fact that there was no solicitation or advertising and the did not involve a public offering of securities.

Item 3. Defaults upon Senior Securities

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

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

On May 21, 2018, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to effectuate a reverse stock split of one (1) new share for each seventeen (17) shares issued and outstanding as of the record date of May 21, 2018, with resulting fractional shares being rounded up to the nearest whole number, and a reduction in the authorized shares from 750 million to 250 million (the “Reverse Split”). On June 18, the Company filed a Certificate of Correction with the Secretary of State of Nevada to reverse the amendments related to the Reverse Split, and will only file a new Certificate of Amendment with the Secretary of State of Nevada to effectuate the Reverse Split if the Reverse Split has been effectuated in the marketplace by FINRA.

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

Item 6. Exhibits

Exhibit No:	Description:
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

All of the Exhibits are available from the SEC’s website at www.sec.gov. In addition, the Company will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of the request) together with a request addressed to Albert Mitrani, Organicell Regenerative Medicine Inc., 4045 Sheridan Ave, Suite 239, Miami, FL 33140.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANICELL REGENERATIVE MEDICINE, INC.

By:	/s/ ALBERT MITRANI
Albert Mitrani
Acting Chief Executive Officer
(Principal Executive Officer)
By:	March 6, 2020 /s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer) March 6, 2020

