Form 10-Q
period 2018-07-31
Organicell Regenerative Medicine, Inc.
filed 2020-03-06
CIK 1557376

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_]     No [X]

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submitsuch files.) Yes [_]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Part I – FINANCIAL INFORMATION

Item 1.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
ASSETS	2018	2017
Current Assets
Cash	$20,125	$39,560
Accounts receivable, net of allowance for bad debts	62,266	107,295
Accounts receivable – related party	–	7,665
Prepaid expenses	11,179	7,003
Inventories	–	119,555
Escrow receivable	47,500	–
Total Current Assets	141,070	281,078

Property and equipment, net	6,271	53,427
Security deposits	5,000	42,275
TOTAL ASSETS	$152,341	$376,780

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$384,508	$592,198
Accrued liabilities to management	226,317	2,184,408
Notes payable	60,000	60,000
Deferred rent	–	10,017
Deferred revenue	29,005	84,000
Convertible debentures	150,000	–
Convertible secured promissory notes – related party, net of debt discount	–	101,635
Convertible secured promissory notes, net of debt discount	–	59,286
Derivative liability of convertible secured promissory notes – related party	–	419,115
Derivative liability of convertible secured promissory notes – third party	–	244,483
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	975,681	3,880,993

Commitments and contingencies

Deficit
Series A Preferred stock, $0.001 par value, 0 and 400 shares authorized, respectively; 0 and 400 shares issued and outstanding, respectively	–	–
Series B Preferred stock, $0.001 par value, 0 and 1,000,000 shares authorized respectively; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 750,000,000 shares authorized; 433,990,110 and 111,464,987 shares issued and outstanding, respectively	433,990	111,465
Additional paid-in capital	12,821,604	7,417,315
Accumulated deficit	(14,122,251)	(11,085,743)
Total deficit attributable to Organicell Regenerative Medicine, Inc.	(866,657)	(3,556,957)
Non-controlling interest	43,317	52,744
Total Deficit	(823,340)	(3,504,213)

TOTAL LIABILITIES AND DEFICIT	$152,341	$376,780

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017

Revenues	$206,204	$166,635	$716,394	$307,225

Cost of revenues	38,971	37,920	138,271	89,715

Gross profit	167,233	128,715	578,123	217,510

General and administrative expenses	468,683	1,030,136	3,649,797	7,961,567

Loss from operations	(301,450)	(901,421)	(3,071,674)	(7,744,057)
Other income (expense)
Interest expense	(5,770)	(65,069)	(219,809)	(461,158)
Reduction of derivative liabilities	–	35,321	265,597	81,136
Other	(68)	–	20,458	–

Loss before taxes	(307,289)	(931,169)	(3,005,426)	(8,124,079)
Provision for income taxes	–	–	–	–
Net loss	(307,289)	(931,169)	(3,005,426)	(8,124,079)

Net income (loss) attributable to the non-controlling interest	(340)	(46,769)	31,086	(84,322)

Net loss attributable to Organicell Regenerative Medicine, Inc.	$(306,949)	$(884,400)	$(3,036,512)	$(8,039,757)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	405,492,820	111,291,074	216,507,106	107,639,344

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CONDENSED CHANGES TO EQUITY (DEFICIT)

For the Three Months And Nine Months Ended July 31, 2018 and 2017

(Unaudited)

Three Months Ended July 31,
	Preferred Stock						Additional	Non-		Total
	Series A		Series B		Common Stock		Paid In	Controlling	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Interest	Deficit	(Deficit)
Balance May 1, 2018	–	$–	–	$–	432,290,110	$432,290	$12,777,409	$43,657	$(13,815,306)	$(561,950)
Cancellation of preferred stock in connection with Reorganization	–	–	–	–	–	–	–	–	–	–
Acquisition of non-controlling interest	–	–	–	–	–	–	–	–	–	–
Proceeds from sale of common stock	–	–	–	–	–	–	–	–	–	–
Exercise of cashless warrants	–	–	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	1,700,000	1,700	44,199	–	–	45,899
Executive forgiveness of employment obligations in connection with Reorganization	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	(340)	(306,949)	(307,289)
Balance July 31, 2018	–	$–	–	$–	433,990,110	$433,990	$12,821,608	$43,317	$(14,122,255)	$(823,340)

Balance May 1, 2017	400	$–	–	$–	110,464,982	$110,465	$7,114,828	$142,997	$(9,253,182)	$(1,884,892)
Proceeds from sale of common stock	–	–	–	–	–	–	–			–
Net Proceeds from sale of Mint Organics common stock to non-controlling interest	–	–	–	–	–	–	–	–	–	–
Common stock issued for debt inducement	–	–	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	1,000,000	1,000	217,231	7,864	–	226,095
Net loss	–	–	–	–	–	–	–	(46,770)	(900,182)	(946,952)
Balance July 31, 2017	400	$–	–	$–	111,464,982	$111,465	$7,332,059	$104,091	$(10,153,364)	$(2,605,749)

Nine Months Ended July 31,
	Preferred Stock						Additional	Non-		Total
	Series A		Series B		Common Stock		Paid In	Controlling	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Interest	Deficit	(Deficit)
Balance October 31, 2017	400	$–	–	$–	111,464,987	$111,465	$7,417,321	$52,744	$(11,085,743)	$(3,504,213)
Cancellation of preferred stock in connection with Reorganization	(400)	–	–	–	–	–	–	–	–	–
Acquisition of non-controlling interest	–	–	–	–	–	–	3,658	(43,658)	–	(40,000)
Proceeds from sale of common stock	–	–	–	–	6,250,050	6,250	93,750	–	–	100,000
Exercise of cashless warrants	–	–	–	–	70,382,456	70,382	(70,382)	–	–	–
Stock based compensation	–	–	–	–	245,892,617	245,893	3,740,454	3,145	–	3,989,491
Executive forgiveness of employment obligations in connection with Reorganization	–	–	–	–	–	–	1,636,808	–	–	1,636,808
Net loss	–	–	–	–	–	–	–	(3,036,512)	31,086	(3,005,426)
Balance July 31, 2018	–	$–	–	$–	433,990,110	$433,990	$12,821,608	$(3,024,281)	$(11,054,657)	$(823,340)

Balance October 31, 2016	–	$–	–	$–	104,214,982	$104,215	$1,226,322	$–	$(2,113,611)	$(783,074)
Proceeds from sale of common stock	–	–	–	–	2,150,000	2,150	102,850			105,000
Net Proceeds from sale of Mint Organics common stock to non-controlling interest	–	–	–	–	–	–	219,450	180,550	–	400,000
Common stock issued for debt inducement	–	–	–	–	4,000,000	4,000	59,680	–	–	63,680
Stock based compensation	400	–	–	–	1,100,000	1,100	5,723,757	7,864	–	5,732,721
Net loss	–	–	–	–	–	–	–	(84,322)	(8,039,753)	(8,124,076)
Balance July 31, 2017	400	$–	–	$–	111,464,982	$111,465	$7,332,059	$104,091	$(10,153,364)	$(2,605,749)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,005,426)	$(8,124,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,342	13,353
Bad debt expense	36,090	–
Stock-based compensation	3,989,496	5,732,719
Interest expense related to derivative liabilities in excess of face value of debt	–	348,249
Amortization of debt discount	179,968	79,263
Settlement of executive employment obligations	(1,063,083)	–
Gain on sale of Anu assets	(821,070)	–
Reduction of derivative liabilities	(265,597)	(81,136)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	16,604	(131,935)
Accounts receivable – related party	–	(11,510)
Prepaid expenses	(4,176)	(4,992)
Inventories	60,319	(133,361)
Security deposits	–	(37,275)
Accounts payable and accrued expenses	(27,540)	176,341
Accrued liabilities to management	585,232	1,168,222
Deferred rent	1,948	4,359
Deferred revenue	(54,995)	84,000
Net cash used in operating activities	(364,888)	(917,782)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(4,569)	(45,136)
Purchase of non-controlling interests in Mint Organics	(40,000)	–
Proceeds from the sale of Anu assets	140,022	–
Net cash (used in) provided by investing activities	95,453	(45,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable & debentures	150,000	235,000
Payments on notes payables	–	(100,000)
Proceeds from issuance of notes payable – related party	–	300,000
Proceeds from sale of common stock and warrants	100,000	400,000
Proceeds from sale of common stock and warrants – non-controlling interest	–	105,000
Net cash provided by financing activities	250,000	940,000

Decrease in cash	(19,435)	(22,918)
Cash at beginning of period	39,560	26,223
Cash at end of period	$20,125	$3,305

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$32,534	$39,147

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Derivative liability of convertible secured promissory note	$–	$759,569
Common stock issued for debt inducement	$–	$63,680
Executive forgiveness of employment obligations in connection with Reorganization	$1,636,808	$–
Outstanding SPA and other obligations satisfied in connection with the Sale	$809,978	$–

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

For the nine months ended July 31, 2018, the Company principally operated through the following wholly owned subsidiaries: General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) with a business purpose to sell cellular therapy products to doctors and hospitals and Anu Life Sciences, Inc. (“ANU”), a Florida corporation with a business purpose of the development, production and manufacturing of anti-aging and cellular therapy products until February 5, 2018 (see below).

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Mint Organics, Inc. (“Mint Organics”) a Florida corporation and a 77.5%-owned subsidiary of the Company as of July 31, 2018, and Mint Organics Florida, Inc., (“Mint Organics Florida”), a Florida corporation and a 96%-owned subsidiary of Mint Organics, were both formed with a business purpose of operating Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities (see Note 14). Both companies began development of the business during February 2017. As of October 31, 2017, Mint Organics and Mint Organics Florida had not been successful in obtaining the required licenses to operate MMTC’s and each entity had exhausted all of their working capital and therefore neither was able to continue efforts towards development of that business. On April 6, 2018, Mr. Taddeo resigned as the Chief Executive Officer and member of the Board of Directors of Mint Organics and Mint Organics Florida and since that date, the Company has not pursued any additional efforts to obtain licenses to operate MMTC’s.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At July 31, 2018, the Company did not have any cash balances in financial institutions in excess of FDIC insurance coverage.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the three months ended July 31, 2018 and 2017, the Company recorded bad debt expense of $0. For the nine months ended July 31, 2018 and 2017, the Company recorded bad debt expense $36,090 and $0, respectively.

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

At July 31, 2018, the Company had 3,687,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the nine months ended July 31, 2018. At July 31, 2017, the Company had 158,137,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the nine months ended July 31, 2017.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

For the nine months ended July 31, 2017 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during that period. During the nine months ended July 31, 2018 there was a change in ownership which caused a change in control under IRC Section 382 (“Section 382 event”). Prior to the Section 382 event, the Company utilized a portion of its available net operating loss carryforwards to offset income through that date mainly resulting from the sale of ANU. Any remaining net operating losses which had been carried forward from years ended October 31, 2017 and before the Section 382 event were lost. There is a full valuation allowance for nine months ended July 31, 2018 and 2017.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ORGANICELL REGENERATIVE MEDICINE, INC.

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

The Company did not have any convertible instruments outstanding at July 31, 2018 that qualify as derivatives.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after July 31, 2018 through the financial statement issuance date for subsequent event disclosure consideration.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $3,071,674 for the nine months ended July 31, 2018. In addition, the Company had an accumulated deficit of $14,122,251 at July 31, 2018. The Company had a negative working capital position of $834,610 at July 31, 2018. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

There is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. If revenues do not increase and stabilize or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of July 31, 2018, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Under the terms of the Reorganization, as of the Effective Date:

1.	Mr. Iglesias replaced Albert Mitrani as Chief Executive Officer of the Company.
2.	Mr. Iglesias and Richard Fox were appointed as members to the Board of Directors of the Company. Mr. Fox resigned n May 2019 and Mr. Robert Zucker was appointed to fill his vacancy.
3.	Ian Bothwell and Maria Mitrani resigned from the Board of Directors of the Company. Ms. Mitrani was re-appointed to the Board of Directors of the Company during August 2019. Mr. Bothwell was re-appointed to the Board during September 2019.
4.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to terminate their respective employment agreements in favor of new employment agreements. In connection with the new employment agreements, Mr. Mitrani agreed to serve as the Company’s President, Ian Bothwell agreed to remain Chief Financial Officer and Maria Mitrani agreed to remain Chief Science Officer of the Company.
5.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to the cancellation of their 100 shares of the Company’s Series A Preferred Stock. In addition, the Company agreed that it would cancel the Certificates of Designation for the Company’s Series A Preferred Stock and Series B Preferred Stock.
6.	The Company agreed to terminate Sections 4.08(c) and 4.08(d) of the Company’s Second Amended and Restated By-Laws which had required supermajority approval of the Board for certain corporate actions.
7.	Ian Bothwell and Maria Mitrani exercised, on a cashless basis, all of their warrants for 48,624,561 and 21,757,895, respectively, shares of common stock of the Company based on the exercise price of $0.001 and the closing price of the Company’s common stock on the Effective Date.
8.	Ian Bothwell and Maria Mitrani were granted an additional 4,675,439 and 2,092,105, respectively, shares of common stock of the Company (see Note 12).
9.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to release the Company for all amounts owed to them for unpaid salaries through the Effective Date and advances and/or expenses incurred prior to December 31, 2017 (totaling $1,636,808).

NOTE 6 – INVENTORIES

Inventories totaled $0 and $119,555 at July 31, 2018 and October 31, 2017, respectively.

	July 31, 2018	October 31, 2017

Raw materials and supplies	$–	$17,637
Finished goods	–	101,918

Total inventories	$–	$119,555

As described in Note 4, in connection with the Sale, ANU sold or transferred to Vera its right, title and interest in the manufacturing related inventories that were on hand as of the date of the Sale.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - PROPERTY AND EQUIPMENT

	July 31, 2018	October 31, 2017

Computer equipment	$8,653	$4,084
Manufacturing equipment	–	69,088

	8,653	73,173
Less: accumulated depreciation and amortization	(2,382)	(19,746)
Total property and equipment, net	$6,271	$53,427

Depreciation expense of property and equipment from operations totaled $492 and $5,961 for the three months ended July 31, 2018 and 2017, respectively. Depreciation expense of property and equipment from operations totaled $7,342 and $13,353 for the nine months ended July 31, 2018 and 2017, respectively.

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

For the nine months ended July 31, 2018, the total amount of sales to customers related to our board of director members and/or employees of the Company totaled $19,550.

From time to time, Mr. Iglesias and Mr. Bothwell and/or their respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. In addition, the Company has not provided Mr. Bothwell required salary payments and certain expense reimbursements since July 2018. As of July 31, 2018, $171,823 and $42,469 are owed to Mr. Iglesias and Mr. Bothwell and/or their respective affiliates, respectively.

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

Interest expense for the three months and nine months ended July 31, 2018 was $1,025 and $1,025, respectively.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Mint Organics Inc.

On June 22, 2017, Mint Organics entered into an unsecured loan agreement with a third party (“Third Party”) with a principal balance of $60,000, an annual interest rate of 10%, and all accrued and unpaid interest and outstanding principal are due on the one-year anniversary of the note. Interest expense for the three months ended July 31, 2018 and 2017 was $1,512 and $657, respectively. Interest expense for the nine months ended July 31, 2018 and 2017 was $4,537 and $657, respectively. The loan was not repaid on the maturity date as required.

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

NOTE 11 — IRS PENALTIES

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement. During the period that the appeal is being reviewed and a determination is made by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $70,000 of accrued tax penalties on the balance sheet as of July 31, 2018.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Issuances of Common Stock – Stock Compensation:

In connection with the Sale of the ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Operating Officer, the Chief Operating Officer agreed to forfeit 53,300,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Operating Officer 7,500,000 shares of newly issued common stock of the Company valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale. The Company has recorded $83,250 of stock-based compensation expense based on the grant date fair value of these shares during the nine months ended July 31, 2018.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the Sale of the ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Technology Officer, the Chief Technology Officer agreed to forfeit 23,850,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Technology Officer 7,500,000 shares of newly issued common stock of the Company valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale. The Company has recorded $83,250 of stock-based compensation expense based on the grant date fair value of these shares during the nine months ended July 31, 2018.

Effective April 13, 2018, the CFO and CSO were each granted 4,675,439 and 2,092,105 shares of common stock of the Company, respectively valued at $0.0124 per share based on the closing price of the common stock of the Company on the effective date of the grant. The newly granted shares vest immediately and the Company has recorded stock-based compensation of $57,975 and $25,942, respectively, during the nine months ended July 31, 2018.

On April 23, 2018, in connection with the Reorganization, the Company agreed to issue to MBA an aggregate of 222,425,073 shares of its common stock associated with Mr. Iglesias’s agreement to serve as the Company’s Chief Executive Officer. The common stock was valued at $0.0124 per share based on the closing price of the common stock of the Company on the effective date of Reorganization. The newly issued shares vest immediately and the Company has recorded stock-based compensation of $2,758,071 during the nine months ended July 31, 2018.

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

A summary of warrant activity for the nine months ended July 31, 2017 and 2018 are presented below.

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2016	1,737,484	$0.75	3.01	$–
Granted	156,400,000	$0.04	9.91	$–
Exercised	–	$–
Expired/Forfeited	–	$–
Outstanding at July 31, 2017	158,137,484	$0.05	9.28	$–

Exercisable at July 31, 2017	154,162,484	$0.05	9.28	$–

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2017	158,137,484	$0.05	9.02	$–
Granted	–	$–	–	$–
Exercised	77,300,000	$0.04	8.45	$–
Expired/Forfeited	77,150,000	$0.04	8.42	$–
Outstanding and exercisable at July 31, 2018	3,687,484	$0.41	1.39	$–

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

All of Ethan NY’s obligations under the Ethan Lease are recourse only to the assets at Ethan NY, except for certain obligations under the Ethan Lease that were guaranteed by a former employee. Under the terms of the Ethan Lease, the obligations of Ethan NY for future rents are to be mitigated based on the amount of any future rents that are received for the rental of the leased premises to other tenants during the initial term. During August 2016, Ethan NY received confirmation that the leased premises had been leased to another tenant. In connection with the termination of the Ethan Lease, Ethan NY has made several unsuccessful attempts to contact the landlord for the purpose of obtaining a settlement and release for any amounts that the landlord may claim are owing under the Ethan Lease, if any. Ethan NY is not aware of any claim pending or threatened in connection with the Ethan Lease. At July 31, 2018 and October 31, 2017, Ethan NY has recorded in liabilities of discontinued operations the amount of rent obligations through June 30, 2016 and a reserve for estimated losses in connection with termination of the Ethan Lease of $101,905 and $101,905, respectively.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In connection with an independent valuation using a Black-Scholes option model, the fair value of the warrants issued were determined to be $34,949. As described above, the vesting of the warrants are contingent upon the completion of future events. At the time of issuance, the Company estimated that the warrants would be fully vested by December 31, 2017. The Company has recorded amortization expense totaling $6,889 during the nine months ended July 31, 2018 as additional stock-based compensation.

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

Non-controlling interests in Mint Organics and Mint Organics Florida

The Company’s non-controlling interests in Mint Organics and Mint Organics Florida at October 31, 2017 and July 31, 2018 are determined based on the pro rata equity percentage held by the non-controlling equity holders of Mint Organics and Mint Organics Florida during each of the respective periods, provided however, that the carrying amount of non-controlling interests shall not be negative.

At July 31, 2018 and October 31, 2017, the non controlling interests of Mint Organics Inc. and Mint Organics Florida were 22.5% and 4.0% and 45.0% and 1.0%, respectively. As of July 31, 2018 and October 31, 2017, the non-controlling interests representing the minority interest’s share of both Mint Organics and Mint Organics Florida equity were $43,317 and $52,744, respectively.

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

The following summarizes the carrying amounts of the assets and liabilities of Ethan NY at July 31, 2018 and October 31, 2017 (see Note 14):

	July 31,	October 31,
	2018	2017

Assets:	$–	$–

Liabilities:
Accounts payable	$94,835	$94,835
Accrued expenses	31,016	31,016
	$125,851	$125,851

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following are amounts related to the Patient Referral and Product Sales and the MMTC businesses included in the accompanying consolidated financial statements for the three and nine months ended July 31, 2018 and 2017, respectively:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017

Revenues:
Referrals and product sales	$206,204	$166,635	$716,394	$307,225
MMTC activities	–	–	–	–
Total revenues	$206,204	$166,635	$716,394	$307,225

Gross profit:
Referrals and product sales	$167,233	$128,715	$578,123	$217,510
MMTC activities	–	–	–	–
Gross profit	$167,233	$128,715	$578,123	$217,510

Net gain (loss) from operations:
Referrals and product sales	$(308,801)	$(828,269)	$(3,073,744)	$(7,938,735)
MMTC activities	(1,512)	(102,900)	68,318	(185,344)
Net loss	$(307,289)	$(931,169)	$(3,005,426)	$(8,124,079)

	July 31, 2018	October 31, 2017
Total assets:
Patient referrals and product sales	$152,341	$375,522
MMTC activities	–	1,258
Total	$152,341	$376,780

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Operating Subsidiaries:

For the three months and nine months ended July 31, 2018, our RAAM-related operations were being conducted through the following wholly-owned subsidiaries*:

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

* As described above, the manufacturing operations of ANU were sold during February 2018, and the Company subsequently relied on supply arrangements with third-party manufacturers or indirectly from distributors of third-party manufacturers for the supply of RAAM products that were sold to Providers during the period February 6, 2018 through July 31, 2018.

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

Three Months Ended July 31, 2018 as Compared to the Three Months Ended July 31, 2017

Revenues

Our revenues for the three months ended July 31, 2018 were $206,204, compared with revenues of $166,635 for the three months ended July 31, 2017. The increase in revenues during the three months ended July 31, 2018 was primarily the result of the Company being able to realize an increase of approximately 172.1% in the average sales prices for the products sold during the three months ended July 31, 2018 compared with the average sales prices realized on products sold during the three months ended July 31, 2017, partially offset from the decrease in unit sales of the Company’s products of approximately 54.5% during the three months ended July 31, 2018 compared with the three months ended July 31, 2017. The increase in the prices realized on product sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers and the introduction of new and more advanced product offerings. The decrease in unit sales of the Company’s products was attributable to the sale of the Anu business during February 2018, and the need to develop new customers to replace those customers retained by the new owners of the Anu business, the market uncertainty regarding anticipated FDA regulations, increased competition and the decision of the Company to sell products with different specifications than the products previously produced by Anu.

Cost of Revenues

Our cost of revenues for the three months ended July 31, 2018 were $38,971, compared with cost of revenues of $37,920 for the three months ended July 31, 2017. There was an increase in cost of revenues during the three months ended July 31, 2018 compared with the three months ended July 31, 2017 due to the increase in the cost of units sold during the three months ended July 31, 2018 compared to costs of units sold during the three months ended July 31, 2017, which as described above, was primarily the result of the Company having to source its supply of inventory through third party manufacturers for the three months ended July 31, 2018 which were more costly than the cost of revenues for products manufactured by Anu during the three months ended July 31, 2017. This increase in the cost of revenues was offset from the reduction in the amount of units sold during the three months ended July 31, 2018 compared with the three months ended July 31, 2017.

Gross Profit

Our gross profit for the three months ended July 31, 2018 was $167,233, compared with gross profit of $128,715 for the three months ended July 31, 2017. The increase in gross profit during the three months ended July 31, 2018 was the result of higher sales prices received for products sold to its customers partially offset by higher costs of revenues for those products sold and the reduction in amount of units sold during the three months ended July 31, 2018 compared to the three months ended July 31, 2017. The increase in the prices realized on product sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers and the introduction of new and more advanced product offerings.

General and Administrative Expenses

General and administrative expenses for the three months ended July 31, 2018 were $468,683, compared with $1,030,136 for the three months ended July 31, 2017, a decrease of $561,453. The decrease in the general and administrative expenses for the three months ended July 31, 2018 was primarily the result of reduced executive payroll costs of approximately $311,568 resulting from the termination and/or restructuring of executive employments agreements in connection with the Sale and the Reorganization, reduced professional fees of approximately $66,413 and reduced operating costs associated with the manufacturing operations of Anu of approximately $61,258, partially offset from increased stock compensation costs of $45,900 and sales and marketing costs related to commissions paid to sales representatives, merchant fees and costs to attend trade shows totaling approximately $122,905.

Other Income (Expense)

Other expense, net, for the three months ended July 31, 2018 was $5,838, compared with other expense, net, of $29,749 for the three months ended July 31, 2017. The net decrease in the other expense was the result of reduced interest costs and amortization of discounts associated with the SPA, partially offset from reduced gains on the change in fair value of derivative liabilities during the three months ended July 31, 2018 compared to the three months ended July 31, 2017.

Nine Months Ended July 31, 2018 as Compared to the Nine Months Ended July 31, 2017

Revenues

Our revenues for the nine months ended July 31, 2018 were $716,394, compared with revenues of $307,225 for the nine months ended July 31, 2017. The increase in revenues during the nine months ended July 31, 2018 was primarily the result of the Company being able to realize an increase of approximately 68.7% in the average sales prices for the products sold and an increase in overall units sold of 38.0% during the nine months ended July 31, 2018 compared with the average sales prices realized on products sold and overall units sold during the nine months ended July 31, 2017. The increase in the prices realized on product sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers and the introduction of new and more advanced product offerings. The increases in unit sales of the Company’s products for the nine months ended July 31, 2018 compared with the nine months ended July 31, 2017 was primarily the result of there being a full nine months of sales activity during the nine months ended July 31, 2018 compared with only having five months of sales revenue activities during the nine months ended July 31, 2017, as a result of the completion of the development and commercialization of our new manufactured RAAM product that did not occur until February 2017. The Company attributed the lower than desired unit sales growth during the nine months ended July 31, 2018 from the sale of the Anu business during February 2018, and the need to develop new customers to replace those customers retained by the new owners of the Anu business, the market uncertainty regarding anticipated FDA regulations, increased competition and the decision of the Company to sell products with different specifications than the products previously produced by Anu.

Cost of Revenues

Our cost of revenues for the nine months ended July 31, 2018 were $138,271, compared with cost of revenues of $89,715 for the nine months ended July 31, 2017. There was an increase in cost of revenues during the nine months ended July 31, 2018 compared with the nine months ended July 31, 2017 due to the increase in the cost of units sold during the nine months ended July 31, 2018 compared to costs of units sold during the nine months ended July 31, 2017, which as described above, was primarily the result of the Company having to source its supply of inventory through third party manufacturers for the period February 6, 2018 through July 31, 2018 which were more costly than the cost of revenues for products manufactured by Anu during the entire nine months ended July 31, 2017. In addition, the increase in cost of revenues during the nine months ended July 31, 2018 compared with the nine months ended July 31, 2017 was also due to the increase of 38% in the amount of units sold during the nine months ended July 31, 2018 compared with the nine months ended July 31, 2017.

Gross Profit

Our gross profit for the nine months ended July 31, 2018 was $578,123, compared with gross profit of $217,510 for the nine months ended July 31, 2017. The increase in gross profit during the nine months ended July 31, 2018 was the result of higher sales prices received for products sold to its customers and the increase in the amount of units sold partially offset by higher costs of revenues for those products sold during the nine months ended July 31, 2018 compared to the nine months ended July 31, 2017. The increase in the prices realized on product sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers and the introduction of new and more advanced product offerings.

General and Administrative Expenses

General and administrative expenses for the nine months ended July 31, 2018 were $3,649,797, compared with $7,961,567 for the nine months ended July 31, 2017, a decrease of $4,311,770. The decrease in the general and administrative expenses for the nine months ended July 31, 2018 was primarily the result of reduced stock-based compensation costs from the vesting of issued warrants to executives in connection with employment agreements executed during the nine months ended July 31, 2017, partially offset from newly issued warrants and stocks grants to employees during the nine months ended July 31, 2018 totaling $1,821,543, net, reduced executive payroll costs of approximately $1,545,755 resulting from the termination and/or restructuring of executive employments agreements in connection with the Sale, the Taddeo settlement and the Reorganization, reduced operating costs associated with the manufacturing operations of Anu of approximately $177,230, gains realized on the sale of the Anu assets of $821,070 and reduced professional fees of approximately $168,821, partially offset from increased sales and marketing costs related to commissions paid to sales representatives, merchant fees and costs to attend trade shows totaling approximately $200,109.

Other Income (Expense)

Other income, net, for the nine months ended July 31, 2018 was $66,248, compared with other expense, net, of $380,022 for the nine months ended July 31, 2017. The net increase in the other income was the result of the reduction of derivative liabilities of $184,461 and reduced interest costs and amortization of discounts associated with the SPA.

Liquidity and Capital Resources

Liquidity and Capital Resources

During the fiscal nine months ended July 31, 2018 and through the date of the filing of this Form 10-Q, the Company has relied on the sale of assets, sale of equity securities, the issuance of debt or restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

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

Going Concern Consideration

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $3,071,674 for the nine months ended July 31, 2018. In addition, the Company had an accumulated deficit of $14,122,251 at July 31, 2018. The Company had a negative working capital position of $834,610 at July 31, 2018. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized.

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

There is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. If revenues do not increase and stabilize or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of July 31, 2018, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Nine Months Ended July 31,

	2018	2017
Cash, beginning of year	$39,560	$26,223
Net cash used in operating activities	(364,888)	(917,782)
Net cash provided by (used in) investing activities	95,453	(45,136)
Net cash provided by financing activities	250,000	940,000
Cash, end of year	$20,125	$3,305

During the nine months ended July 31, 2018, the Company used cash in operating activities of $364,888, compared to $917,782 for the nine months ended July 31, 2017, a reduction of in cash used of $552,894. The change in cash used in operating activities was due to a decrease in the net loss during the year ended July 31, 2018 resulting from increased revenues and gross margin combined with lower general and administrative expenses after adjusting for non-cash charges (mostly related to stock based compensation) and liabilities owed to executive management.

During the nine months ended July 31, 2018, the Company had cash provided by investing activities of $95,453, compared to cash used in investing activities of $45,136 for the nine months ended July 31, 2017. The increase in the change in cash provided by investing activities was due primarily from proceeds received from the sale of the Anu assets of $140,022, partially offset from the purchase of minority interests in Mint Organics of $40,000.

During the nine months ended July 31, 2018, the Company had cash provided by financing activities of $250,000, compared to cash provided by financing activities of $940,000 for the nine months ended July 31, 2017, an overall reduction of $690,000. The decrease in cash provided by financing activities was due to decreases in proceeds received in connection with issuances of notes payable of $385,000 and decreases in proceeds from the sale of equity securities of $405,000, partially offset by reduced payments on notes payable of $100,000

Off-Balance Sheet Arrangements

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 31, 2018, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We issued the following securities during the nine months ended July 31, 2018 to the date of filing of this Report:

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

