Form 10-K
period 2018-10-31
Organicell Regenerative Medicine, Inc.
filed 2020-03-06
CIK 1557376

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2018

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $566,098 based on the closing price of $0.01 per share of common stock and 56,609,847 shares of common stock of the Registrant held by non-affiliates on April 30, 2018, the last business day of the Registrant’s mostly recently completed second fiscal quarter.

As of February 21, 2020, there were 548,586,805 shares of common stock, $0.001 par value per share, issued and outstanding.

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

Forward-looking statements include, but are not limited to, the following:

•	Our products’ advantages;
•	Expectations regarding our future growth;
•	Expectations regarding available cash resources to fund current operations and future growth;
•	Our ability to comply with regulations governing the production and sale of our products;
•	Our ability to receive regulatory approvals;
•	Market opportunities for our services and products;
•	Our ability to compete effectively;
•	Our ability to respond to market forces; and
•	Our ability to protect our intellectual property.

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

As discussed more fully below, during February 2018, we sold or transferred our laboratory facilities and all related assets (“Sale”), including intellectual property rights, to Vera Acquisition LLC, a Utah limited liability company (“Vera”). From the date of the Sale until the Company’s new laboratory facility became operational (see below), the Company relied on short-term supply agreements with third party manufacturers to provide it with the products it sold and distributed to its customers.

During February 2019, the Company began taking steps to once again operate a placental tissue bank processing laboratory in Miami, Florida for the purpose of performing research and development and the manufacturing and processing of anti-aging and cellular therapy derived products. This new laboratory facility became operational in May 2019 and during the same period, the Company began producing products that are now being sold and distributed to its customers.

The Company has actively taken steps to meet compliance with current and anticipated United States Food and Drug Administration (“FDA”) regulations expected to be enforced beginning in November 2020 requiring that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”). On July 14, 2019, the Company received Institutional Review Board (“IRB”) approval to proceed with two pilot studies in connection with the Company’s efforts to obtain Investigation New Drug (“IND”) approval from the FDA and commence clinical trials in connection with the use of the Company’s products and related treatment protocols for specific indications. The Company is aggressively pursuing efforts to obtain the aforementioned IND approvals and commence and complete those clinical studies as well as obtaining approval to commence additional studies for other specific indications it has identified that the use of its products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available.

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

During January 2017, Anu Life Sciences Inc., a Florida corporation and wholly-owned subsidiary of the Company (“ANU”), announced that it successfully completed several trial production runs of its first amnion placental tissue product (“New Amnio Product”). During February 2017, the Company received satisfactory validation for its first production batch of the New Amnio Product and commenced shipping the New Amnio Product to customers. Since the release of the New Amnio Product, ANU developed other placental tissue derived products for commercial sale to Providers in the health care industry. ANU’s products developed were sold through ANU’s designated distributor and affiliate, General Surgical Florida Inc., a Florida corporation and wholly-owned subsidiary of the Company (“General Surgical”), under the name “Anu Rheo” and “Vendaje.”

Effective February 5, 2018 (“Closing Date”), Vera, Organicell, ANU and General Surgical, executed an Asset Purchase Agreement ("Purchase Agreement") pursuant to which ANU sold or transferred to Vera their right, title and interest in certain tangible and other assets associated with its manufacturing operations, including prepaid expenses, raw and finished goods inventory, a long term lease for ANU’s laboratory facility in Sunrise, Florida (including associated security deposits), furniture and equipment, and certain intellectual property rights. General Surgical transferred its rights to certain third-party distribution agreements between General Surgical and distributors of products manufactured by ANU in exchange for a cash payment of $950,000 and execution of a long- term distribution agreement with Organicell (“Organicell Distribution Agreement”) which provided Organicell, or its designees, certain exclusive and non-exclusive rights to distribute future products to be manufactured by Vera, including products that were developed and produced by ANU prior to the Closing Date and additional products that may be developed and produced by Vera in the future. During August 2018, Vera notified the Company that it was no longer in the business originally acquired in connection with the Sale and that it was no longer able to supply products to the Company. As a result of the Vera Exit, the Company relied on short-term supply agreements with other third party manufacturers to provide it with the products it distributed.

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

The Company had since decided that it will not pursue any additional efforts to obtain licenses to operate MMTC’s. During May 2019, the Company agreed to exchange the equity held by the remaining minority interest holders of Mint Organics and Mint Organics Florida and to convert all of the outstanding debt of Mint Organics into shares of common stock of the Company.

Operating Subsidiaries:

For the years ended October 31, 2018 and 2017, our RAAM-related operations were being conducted through the following wholly-owned subsidiaries*:

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

* As described above, the manufacturing operations of ANU were sold during February 2018, and the Company subsequently relied on supply arrangements with third-party manufacturers or indirectly from distributors of third-party manufacturers for the supply of RAAM products that were sold to Providers during the period February 6, 2018 through October 31, 2018.

Our MMTC exploratory activities were conducted through the below listed subsidiaries. Effective April 6, 2018, Mr. Taddeo resigned as CEO of our MMTC subsidiaries. The Company had since decided that it will not pursue any additional efforts to obtain licenses to operate MMTC’s. During May 2019, the Company agreed to exchange the equity held by the remaining minority interest holders of Mint Organics and Mint Organics Florida and to convert all of the outstanding debt of Mint Organics into shares of common stock of the Company**. As a result, Mint Organics, Inc. and Mint Organics Florida, Inc. are presently inactive and have no assets:

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

Despite the above, anecdotal and medical literature has shown an increased demand by patients for access to alternative medical therapies and treatments. Patients are seeking these alternatives to traditional allopathic medicine, due to the adverse events associated with traditional pharmaceuticals, risks associated with surgeries, and that traditional medicine and insurers are not addressing wellness or preventive medicine sufficiently. To address a wide variety of aging issues, safe alternatives to pathologies, including access to other treatments and pharmaceuticals and to achieve beneficial “elective” health treatments, we intend utilize the latest regenerative technologies. These alternative pathways to date have had significant restrictions because of regulations imposed by the FDA, other regulatory bodies and insurers due to lack of randomized controlled studies, yet many published case series demonstrate safety and efficacy. Patients and consumers are looking to safe alternatives compared more traditional medicine, including the following:

•	Cellular/ Tissue based therapies
o	Adipose-derived stromal vascular fraction
o	Bone marrow-derived stem cell therapies
o	Peripheral blood derived therapies (i.e., platelet rich plasma);
o	Placental-based therapies
➢	Technology documented since 1910 for safety and efficacy, tissue processed from human amniotic membrane and fluid, donated by consenting mothers delivering a full-term healthy baby by scheduled Caesarean section, avoiding any ethical or moral concerns, proven safety record, case series documented success in a multitude of systemic and local pathologies
o	Growth factor, cytokine therapies

•	Anti-Aging
o	Supplements
➢	Vitamin
➢	Mineral
➢	Medical foods
o	Weight control
o	Topical lotions and creams for the largest organ the skin

•	Nontraditional medical alternatives
o	Acupuncture
o	Naturopathic
o	Chiropractic

•	Self-directed
o	Meditation
o	Yoga
o	Tai Chi

Currently, patients who desire alternative treatments rely on the following options:

•	Medical Tourism

o	In United States
o	Off-shore United States
➢	Central and South America
➢	Caribbean
➢	Europe

•	Consulting directly with physicians knowledgeable in providing regenerative medical services
•	Unlicensed life coaches

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

Beginning November 2016 to February 2017, we began to develop and operate our own laboratory facilities to process and distribute RAAM Products developed through trade secrets acquired in connection with the employment of newly hired executives during November 2016 and March 2017. As of February 2017 and through February 2018, we manufactured and sold several lines of RAAM-related products that were used to treat a variety of musculoskeletal conditions. During this time, we also implemented an in-house sales force and made arrangements with newly identified independent distributors to sell our RAAM Products.

During February 2018, we sold or transferred our laboratory facilities and all related assets (“Sale”), including intellectual property rights, to Vera Acquisition LLC, a Utah limited liability company (“Vera”). Until the Company’s new laboratory facility became operational (see below), the Company relied on short-term supply agreements with third party manufacturers to provide it with the products it sold and distributed to its customers with no firm commitments or agreements in place.

During February 2019, the Company began taking steps to once again operate a placental tissue bank processing laboratory in Miami, Florida for the purpose of performing research and development and the manufacturing and processing of anti-aging and cellular therapy derived products. This new laboratory facility became operational in May 2019 and during the same period, the Company began producing products that are now being sold and distributed to its customers.

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

Current and Future Operations:

Due to the growing urgency for the Company to remain compliant and meet the anticipated new and more stringent regulatory deadlines to be imposed by the FDA in connection with the Company’s products and operations that were previously announced to go into effect in November 2020, the Company is focused on (a) expanding sales and revenues of its products, (b) continuing to advance its strategy to expand its research and development efforts and submit IND applications for FDA approval to commence clinical trials for its products to assure that the Company, its operations and its products remain compliant with FDA regulations and (c) implementing additional strategies to minimize the potential impact from restrictions in the future on sales of its products as a result of future changes in FDA regulations and/or limitations in our ability to sell products that are currently being sold by the Company while the Company is engaged in clinical trials that involve the use of such products being sold.

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

The Company incurred operating losses of $3,490,117 for the year ended October 31, 2018. In addition, the Company had an accumulated deficit of $14,547,897 at October 31, 2018. The Company had a negative working capital position of $1,225,604 at October 31, 2018. To date, our capital needs have been mostly funded from the private sale of debt and equity to “accredited investors” under Section 4(a)(2) of the Securities Act and Regulation D thereunder. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Marketing and Sales

Currently, we market our RAAM products and services to a network of Providers through in-house, contracted sales personnel and/or from independent distributors. As of October 31, 2018, we had two sales people who marketed our RAAM products and services by using social media outlets, medical conferences and seminars and from development of prior and newly identified Providers and related professional relationships. In addition, we had arrangements with several independent distributors that were marketing and distributing our products. We intend in the future to expand our in-house sales force and independent distributors as our working capital improves, our product line expands and as volumes increase. We also intend to develop and offer ongoing training seminars to provide the best possible information on the latest advances on anti-aging, and regenerative medicine to Providers.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Since February 2017 and up through the date of the Sale on February 5, 2018, we internally manufactured our RAAM Products and acquired raw materials and supplies for our RAAM research and development and the manufacturing of our RAAM placental-related products from unaffiliated third-party laboratories pursuant to purchase orders or distribution agreements (“Supply Arrangements”). From the date of the Sale through the period ended October 31, 2018, we purchased all of our RAAM Products through supply arrangements directly with third-party manufacturers or indirectly from distributors of other third-party manufacturers.

In addition, for the period November 1, 2018 through May 2019, we purchased all of our RAAM Products through supply arrangements directly with third-party manufacturers or indirectly from distributors of other third-party manufacturers. Beginning May 2019, we began to once again manufacture our own RAAM Products and acquired the required raw materials and supplies for our RAAM research and development and the manufacturing of our RAAM placental-related products from unaffiliated third-party laboratories pursuant Supply Arrangements.

In the event any one or more of our current suppliers are unwilling or unable to sell us required raw materials and/or products, for any reason, we may not be able to provide replacement products to our customers, or if other supply arrangements can be made, the replacement products and terms may not be as favorable.

Dependence on One or a Few Major Customers

During the year ended October 31, 2018, one customer accounted for approximately 28% of our revenues. Our RAAM business is not expected to be dependent on any one or more customers, especially as our customer and distribution network expands. We expect that our customer and consumers will be broad based and throughout the United States and worldwide.

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

Pursuant to our employment agreements with our executives, all work product that is created, prepared, produced, authored, edited, amended, conceived or reduced to practice by each executive individually or jointly with others during the period of their employment by the Company and relating in any way to the business or contemplated business, research or development of the Company (regardless of when or where the Work Product is prepared or whose equipment or other resources is used in preparing the same), as well as any and all rights in and to copyrights, trade secrets, trademarks (and related goodwill), patents and other intellectual property rights therein arising in any jurisdiction throughout the world and all related rights of priority under international conventions with respect thereto, including all pending and future applications and registrations thereof, and continuations, divisions, continuations-in-part, reissues, extensions and renewals thereof (collectively, "Intellectual Property Rights"), the sole and exclusive property of the Company. All of the Work Product consisting of copyrightable subject matter shall be deemed "work made for hire" as defined in 17 U.S.C. § 101 and such copyrights are therefore owned by the Company or if not applicable, deemed to be irrevocably assigned to the Company, for no additional consideration. The Intellectual Property Rights in any “Pre-existing Materials” included contained in the Work Product shall be retained by the executive but the executive shall be deemed to have granted to the Company an irrevocable, worldwide, unlimited, royalty-free license to use, publish, reproduce, display, distribute copies of, and prepare derivative works based upon, such Pre-Existing Materials and derivative works thereof. The Company may not assign, transfer and sublicense such rights to others without executive’s consent, other than to a wholly-owned subsidiary of the Company. The executive shall provide written notice to the Company’s Chief Executive Officer therein notifying the Company new intellectual property including the Pre-Existing Materials.

In connection with Sale, Dr. Bruce Werber and Mr. Terrell Suddarth, our Chief Operating Officer and Chief Technology Officer, respectively, each entered into a Separation and General Release Agreement with the Company effective upon the closing of the Sale which provided for the immediate resignation of Dr. Werber and Mr. Suddarth of all their respective executive and Board of Director positions held with the Company and/or any of the Company’s subsidiaries, and termination and settlement of all obligations of each party to the other pursuant to the respective employment agreements, including the release of all rights the Company may have held in any intellectual property of Dr. Werber and/or Mr. Suddarth and any non-compete restrictions on Dr. Werber and Mr. Suddarth. See Note 4 to the Company’s audited consolidated financial statements as of October 31, 2018.

Competition

The regenerative medicine field is highly competitive and subject to rapid technological change and regulation. Companies compete on the basis of product efficacy, pricing, and ease of handling/logistics. A critically important factor for growth in the US market is third-party reimbursement, which is difficult to obtain, and the process can be time-consuming and expensive. We expect that it will take some time before RAAM products will be widely accepted under health insurance coverage. In addition, growth of this industry is expected to expand as additional research and development into the benefits of regenerative products and specific products becomes more widely accepted as a result of FDA mandated or optional clinical trials are performed by industry stakeholders.

As stated previously, there is a growing urgency in the industry for companies to meet the anticipated new and more stringent regulatory deadlines to be imposed by the FDA in connection with regulation of RAAM products that were previously announced to go into effect in November 2020. As a result of these concerns, the Company and our competitors are expected to need to pursue research and development efforts and submit IND applications for FDA approval to commence clinical trials for RAAM products being sold to assure that their respective operations and products remain compliant with FDA regulations and there is no adverse impact to future operations. In addition, the Company believes that the ability to demonstrate that products and operations comply with regulations are important factors for companies in the industry to be successful in the future.

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

The Primary competitive products in this space include autologous serums derived from blood, bone marrow, and adipose tissue (Regenexx) and allograft products derived from amniotic fluid or amniotic membrane, umbilical cord blood or umbilical cord tissue matrix, or from culture-expanded perinatal cells. Our competitors are primarily producer-distributor companies which include Predictive Biotech, Kimera Labs, MiMedix Group, Inc., Invitrx Therapeutics, Liveyon, BioD (“dermaSciences”), and Direct Biologics, as well as a number of distributors who sell white-labeled products from those producer-distributor entities. Additionally, there are a variety of accredited blood, bone, and soft tissue banks that we will be competing against, including Utah Cord Bank and Cord for Life.

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

Government Regulation

The Company’s operations are subject to FDA regulations in connection with the sales and distribution of its RAAM products. In addition, the Company relies on supply agreements with birth tissue recovery companies, supply manufacturers and/or third party distributors for the supply of RAAM products and/or the Company’s intended objectives to conduct research and development and clinical trials of RAAM products, all of whom are required to comply with FDA regulations. We anticipate these regulations will be heavily enforced and subject to more restrictive regulations by the FDA in the future. A summary of the current FDA regulations is set forth below:

FDA Premarket Clearance and Approval Requirements

Tissue Products

Currently the products that are sold by the Company are derived from human tissue that is purchased by the Company and processed directly in the Company’s laboratory facilities. At times when the Company did not manufacture its own products, the products sold were manufactured and processed by third party manufacturers. As discussed below, some tissue-based products are regulated solely under Section 361 of the Public Health Service Act as human cells, tissues and cellular and tissue-based products, or HCT/Ps, which do not require premarket clearance or approval by the FDA. Other tissue products are regulated as biologics and, in order to be lawfully marketed in the United States, require an FDA-approved BLA.

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

The first guidance provides greater clarity around when cell and tissue-based products would be exempted from the established regulations if they are removed from and implanted into the same individual within the same surgical procedure and remain in their original form. The second final guidance helps stakeholders better understand how existing regulatory criteria apply to their products by clarifying how the agency interprets the existing regulatory definitions “minimal manipulation” and “homologous use.” As this field advances, the FDA has noted that there are a growing number of regenerative medicine products subject to FDA premarket authorization. These guidance documents will help explain how the FDA will provide a risk-based framework for its oversight. The policy framework defines how the FDA intends to take action against unsafe products while facilitating continued innovation of promising technologies.

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

Manufacturing (Processing)

During November 2016, we opened our first placental tissue bank processing laboratory in Miami, Florida. On June 20, 2017, we relocated our placental tissue bank processing laboratory to a larger “good manufacturing practice” (“GMP”) laboratory in Sunrise, Florida. During February 2018, we sold our manufacturing assets to a third party in connection with the Sale. During May 2019, we opened a new placental tissue bank processing laboratory in Miami, Florida.

During the period that we were not manufacturing our own products, the products we sold to our customers were delivered directly to them by the manufacturer of the products. Now that we are once again are operating a laboratory facility, we intend on becoming a registered establishment, accredited by the American Association of Tissue Banks (“AATB”) for the storage and distribution of tissue products that we purchase directly or indirectly from third party manufacturers.

Our laboratory and distribution facilities are expected to be subject to periodic unannounced inspections by regulatory authorities based on the activities we may be engaged, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies based on our operations. We intend to seek American Association Blood Banks (“AABB”) or AATB accreditation in connection with the storage of products we intend to distribute.

Placental Donation Program

During the times that we operated our laboratory facilities, we purchased placental tissue that was used in our minimally manipulated 361 compliant process to produce allografts to be used in regenerative therapy specialties from several birth tissue recovery companies. During this time, we were able to procure an adequate supply of tissue to meet our anticipated demand. We do not expect there will be any shortages of placental tissue and/or birth tissue supply companies for our future processing requirements.

Environmental Laws

Since the Sale in February 2018 through the period ended October 31, 2018, we did not process or directly handle biomedical materials. During the period November 1, 2017 through the date of the Sale and beginning May 2019, we operated laboratory facilities that process or directly handle biomedical materials whereby we receive and/or generate wastes that are required to be disposed. We contract with third parties for the transport, treatment, and disposal of the waste that we obtain and at all times plan on being compliant with applicable laws and regulations promulgated by the Resource Conservation and Recovery Act, the U.S. Environmental Protection Agency and similar state agencies.

During the period from the Sale through May 2019, we sold products that were purchased from third party manufacturers. All of our shipments prior to December 2018, were delivered directly from the product manufacturers to our customers and accordingly we did not possess any of the product at any time.

Employees

At October 31, 2018, we had five full-time employees and no part-time employees. We also engaged one other person as a consultant. During the year ended October 31, 2018, we also engaged consultants that assisted with various administrative activities. In connection with the Sale, three of our full-time employees and one independent sales consultant resigned. In addition, during April 2018, one employee at Mint Organics also resigned. In connection with the Reorganization in April 2018, we appointed a new employee to be our Chief Executive Officer. Effective October 31, 2018, the Company’s bookkeeper resigned. There are no collective bargaining agreements. From time to time, the Company engages independent contractors for sales and administration activities.

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

On April 23, 2018, in connection with the Reorganization, the Company issued MBA an aggregate of 222,425,073 shares of common stock of the Company, representing at the time a 51% fully diluted equity interest in the Company at a price of $0.001 per share (an aggregate value of $222,425). The foregoing issuance resulted in a change in control of the Company.

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

On June 1, 2018, the Company filed a Company-Related Action Notification with FINRA (“Notification Form”) to provide notice of certain proposed actions by the Company, including the amendment and reverse stock split. However, due to the Company’s failing to have the required Exchange Act reports filed with the SEC at the time of the filing, FINRA did not announce or effectuate the Name Change or Reverse Split in the marketplace. On June 18, 2018, the Company filed a Certificate of Correction with the Secretary of State of Nevada to reverse the amendments related to the Reverse Split. If the Company intends in the future to proceed with the Name Change and/or Reverse Split with FINRA, the Company will be required to submit a new Issuer Company-Related Notification Form for approval upon the Company becoming current in its Exchange Act filings. Should the Company proceed with the Reverse Split, then at such time as FINRA processes the announcement, the Company would then effect the reverse split of its common stock and amend its Articles to reduce its authorized common stock.

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

The Company incurred operating losses of $3,490,117 for the year ended October 31, 2018. In addition, the Company had an accumulated deficit of $14,547,897 at October 31, 2018. The Company had a negative working capital position of $1,225,604 at October 31, 2018. In their report for the fiscal year ended October 31, 2018, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Our operating performance is substantially dependent on the continued services of our executive officers and key employees, in particular, Albert Mitrani, our acting Chief Executive Officer and President; and Ian T. Bothwell, our Chief Financial Officer. The unexpected loss of the services of any of them could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

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

We currently rely on non-exclusive supply arrangements with birth tissue recovery companies for obtaining the raw material used in manufacturing the products we sell. Also, during the periods that we did not operate our own manufacturing facility, we have relied on non-exclusive supply arrangements from other third party manufacturers or distributors of products from third party manufacturers to obtain the supply of products we sold.

If our current supply arrangements under supply agreements with birth tissue recovery companies or third party manufacturers or distributors of products from third party manufacturers are disrupted for any reason, we may not be able to provide products to our customers, or if other supply arrangements can be made, the products and terms may not be as favorable, and that will adversely impact our operations and profitability.

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

We enter into supply agreements for the raw materials and/or products we sell, which make us vulnerable to the ability of such suppliers to remain current and innovative in their product offerings, to timely process and supply the products we desire to purchase, and to remain compliant with the current and changing regulatory environment. If our raw material and/or product suppliers are not successful in managing these responsibilities, it will have an adverse effect on our operations and profitability.

Our current birth tissue supply arrangements for manufacturing the products we sell and our third party supply arrangements for the supply of products we sell provide for the supply and pricing for those products. There can be no assurance that our suppliers will continue to produce the products that we currently purchase under our existing arrangements, that our suppliers will be able to comply with the required FDA regulations for the manufacturing of such products, that our suppliers will continue to develop technology associated with their manufactured products to remain competitive with other companies, or that our suppliers will remain a going concern in the future. If any of our suppliers were to cause a disruption in our ability to obtain products as desired and expected and/or we are not provided advance notice of such potential disruption, we may not be able to timely identify and replace our current suppliers, if at all, and as a result, we may not be able to provide products to our customers, which will have an adverse impact to our operations.

In the event of default under our outstanding indebtedness, or we are unable to pay other obligations and accounts payable when due, our creditors may file a creditors petition or force us into involuntary bankruptcy which may have an adverse impact on our business.

The Company had a negative working capital position of $1,225,604 at October 31, 2018. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. The Company has not repaid its outstanding indebtedness on the required due dates and the loans remain still outstanding. Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. The Company does not have significant fixed and/or intangible assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on short term supply agreements to obtain the supply of raw materials used in manufacturing the products it currently sells and distributes to its customers. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds to implement its business plan and could adversely affect the value of our securities, including the common stock.

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

Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, government regulations and the market’s perception of our current and potential future earnings. If general economic instability or downturn leads to an inability to borrow at attractive rates or at all, our ability to obtain capital to finance working capita requirements could be negatively impacted.

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

Detection of any significant defects in our products that we sell or failure in our quality control procedures or the quality control procedures of our suppliers may result in, among other things, delay in time-to-market, loss of sales and market acceptance of our products, diversion of development resources, injury to our reputation and restrictions imposed by governmental agencies. The costs we may incur in correcting any product defects may be substantial and we may not be able to identify adequate remedies, if required. Additionally, errors, defects or other performance problems could result in financial or other damages to our customers, which could result in litigation. Product liability litigation, even if we prevail and/or our suppliers, would be time consuming and costly to defend, and if we and/or our product suppliers do not prevail, could result in the imposition of a damages award. We presently maintain product liability insurance and we are named insured on our suppliers’ insurance policy; however, it may not be adequate to cover any claims.

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

We derive significant revenues through our relationships with distributors and independent sales representatives. During the year ended October 31, 2018, one distributor was affiliated with revenues received from customers comprising approximately 36% of our revenues.  If such relationships were terminated for any reason, it could materially and adversely affect our ability to generate revenues and profits.  We intend to obtain the assistance of additional distributors and independent sales representatives to continue our sales growth with respect to certain of our products.  We may not be able to find additional distributors and independent sales representatives who will agree to market and/or distribute those products on commercially reasonable terms, if at all. In addition, adding new distributors and independent sales representatives require additional administrative and accounting efforts for which the Company may not have sufficient resources to manage effectively.  If we are unable to establish new distribution and independent sales representative relationships or renew current distribution and sales agency agreements on commercially acceptable terms or manage the growth effectively, our business, financial condition and results of operations could be materially and adversely affected.

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

Currently, a significant number of public and private insurers and health systems currently do not provide reimbursement for our products. Our success and extent of our growth depends on the extent to which reimbursement for the costs of our products and related treatments will be available from third party payers, such as public and private insurers and health systems. Government and other third-party payers attempt to contain healthcare costs by limiting both coverage and the level of reimbursement of new products. Therefore, significant uncertainty usually exists as to the reimbursement status of new healthcare products. If we are not successful in obtaining adequate reimbursement for our products from these third-party payers, the market's acceptance of our products could be adversely affected. Inadequate reimbursement levels also likely would create downward price pressure on our products. Even if we do succeed in obtaining widespread reimbursement for our products, future changes in reimbursement policies could have a negative impact on our business, financial condition and results of operations.

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

We believe physicians will only adopt our products if they determine, based on experience, clinical data and published peer reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to conventional methods.  Physicians may be slow to change their medical treatment practices for the following reasons, among others:

•	Their lack of experience with prior procedures in the field using our products;
•	Lack of evidence supporting additional patient benefits and our products over conventional methods;
•	Perceived liability risks generally associated with the use of new products and procedures;
•	Perceived exposure from regulatory agencies that monitor the use of our products;
•	Limited availability of reimbursement from third party payers; and
•	The time that must be dedicated to training.

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

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing and marketing of human tissue products.  We may be subject to such claims if the products we sell cause, or appear to have caused, an injury.  Claims may be made by patients, healthcare providers or others selling our products.  We currently maintain product liability insurance that contain limits of coverage for the insured. Defending a lawsuit, regardless of merit, could be costly, divert management attention and result in adverse publicity, which could result in the withdrawal of, or reduced acceptance of, our products in the market. There can be no assurance that adequate insurance will be available in the event of a lawsuit, if at all. A product liability claim could result in significant costs and significant harm to our business.

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

We rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property). We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we have invested significantly in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Although we may obtain cyber-insurance coverage that may cover certain events described above, this insurance is subject to deductibles and coverage limitations and we may not be able to maintain this insurance. Also, it is possible that claims could exceed the limits of our coverage.  Any interruption or breach in our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities.

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

There is no assurance that the FDA will not take enforcement action against us or our suppliers in connection with the products we manufacture and/or purchase from suppliers and sell to our customers. Furthermore, our supply agreements provide that we comply with all FDA requirements for in the use of the products we purchase from our suppliers, including the way we market the products to our customers, including our representatives and sub-distributors, and any activities that we take that might be inconsistent with the “manufacturers objective intent”, including potential significant safety concerns on how the products are being administered as well as the diseases and conditions for which they are being used. If the FDA were to take any adverse action against ourselves and/or our suppliers and/or representatives and distributors and/or it is determined that any of our activities are the basis for FDA enforcement, it will have a significant adverse effect on our operations.

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

We must obtain approval from FINRA if we wish to reduce our authorized shares of common stock and/or to effectuate a reverse split of the issued and outstanding shares of the common stock, of which the impact to the trading price of our common stock and/or the liquidity for trading our common stock may be adverse to current stockholders and may not result in desired benefits to the Company.

The Company currently has 750,000,000 authorized shares of common stock and 548,586,805 shares issued and outstanding. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees. The Company believes that a reverse split would bring value to the issued and outstanding shares of the Company by limiting dilution of operating results by an excessive number of shares overhanging the market.

The Company’s ability to effectuate a reverse split will require approval from FINRA. FINRA has previously informed the Company that it will not approve and process announcements for company-related actions such as a reverse split, until the Company’s delinquencies in its Exchange Act reports with the SEC have been fully resolved and a Notification Form is submitted.

If completed, and the reverse split does not bring value to the current shareholders and/or our ability to attract prospective investors, including possible adverse impact to the trading price of our common stock and/or the liquidity for trading our common stock, it would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

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

Our common stock is currently owned and/or controlled by our Board members and executive management of the Company. Management Business and Associates, LLC, a company controlled by our Chairman, currently owns 215.4 million shares of our common stock. Other Board members, executive management and Management Business and Associates LLC currently have significant ability to influence the election of our directors and the outcome of matters submitted to our stockholders.

Currently, there are 548,586,805 shares of common stock outstanding, of which 381,180,263 shares of common stock (approximately 69.48% of the outstanding shares of common stock) are owned and/or controlled by our Board and executive officers, Manuel E. Iglesias (though his controlling interest in Management Business and Associates LLC), Albert Mitrani, Ian T. Bothwell, Dr. Maria Mitrani, Dr. George Shapiro and Robert Zucker, and two of the members of management are spouses, Albert Mitrani and Dr. Maria Mitrani. In addition, all three of our executive officers are also members of the Board of Directors, which currently consists of six members. As a result, the foregoing persons have the ability to significantly influence the outcome of issues submitted to our stockholders. Although our officers and directors have a fiduciary obligation to the Company stockholders, their interests may not always coincide with our interests or the interests of other stockholders. As a consequence, it may be difficult for the other stockholders to remove our management. The ownership of these officers/directors could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We identified material weaknesses in our internal controls over financial reporting that existed at October 31, 2018.  If we fail to properly identify or remediate any future weaknesses or deficiencies, or fail to achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. At October 31, 2018, our management determined that our internal controls over financial reports were ineffective. Although management intends to implement remedial actions to correct these inefficiencies, there can be no assurance that our remedial measures will be sufficient to address the material weaknesses or that our internal control over financial reporting will not be subject to additional material weaknesses in the future. If the remedial measures that we take are insufficient to address the material weaknesses or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. Additionally, we may encounter problems or delays in implementing any changes necessary for management to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

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

Since February 2019, we have rented laboratory and general office space located at 1951 NW 7th Ave., Suite 300, Miami, Florida 33136 pursuant to a Services Agreement, dated February 2019, between Organicell Regenerative Medicine Inc., as licensee, and CIC Miami, LLC, as licensor, for approximately $7,000 per month.

We also maintain websites located at www.organicell.com, the contents of which are not incorporated into this Report. Our telephone number is (888) 963-7881.

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

	High	Low

2018 Fiscal Year
1st Quarter ended January 31, 2018	$0.0200	$0.0000
2nd Quarter ended April 30, 2018	$0.0200	$0.0100
3rd Quarter ended July 31, 2018	$0.0300	$0.0100
4th Quarter ended October 31, 2018	$0.0300	$0.0100

2017 Fiscal Year
1st Quarter ended January 31, 2017	$0.2200	$0.0300
2nd Quarter ended April 30, 2017	$0.0900	$0.0100
3rd Quarter ended July 31, 2017	$0.0400	$0.0100
4th Quarter ended October 31, 2017	$0.0200	$0.0100

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

On May 8, 2018, the Board adopted resolutions to (i) amend its Articles of Incorporation to reduce the number of authorized shares of common stock from 750,000,000 to 250,000,000 and (ii) reverse split the issued and outstanding shares of the Company’s common stock on a ratio of seventeen (17) current shares for one (1) share of new shares. On May 9, 2018, shareholders holding a majority in interest of the voting power of the Company (86.9%) approved the amendment and the reverse stock split. On June 1, 2018, the Company filed a Company-Related Action Notification with FINRA (“Notification Form”) to provide notice of certain proposed actions by the Company, including the amendment and reverse stock split. However, due to the Company’s failing to have the required Exchange Act reports filed with the SEC at the time of the filing, FINRA did not announce or effectuate the Name Change or Reverse Split in the marketplace. On June 18, 2018, the Company filed a Certificate of Correction with the Secretary of State of Nevada to reverse the amendments related to the Reverse Split. If the Company intends to proceed with the Name Change and/or Reverse Split in the future, the Company will be required to submit a new Issuer Company-Related Notification Form for approval provided the Company is current in its Exchange Act filings.

Common Stock

As of February 21, 2020, 548,586,805 shares of our common stock were outstanding.

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

Holders of Our Common Stock

As of February 21, 2020, we had approximately 131 record holders of our common stock.

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

On March 8, 2017, in connection with Mr. Suddarth’s employment agreement, the Company granted Mr. Suddarth a warrant to purchase, on a cashless basis, 23,850,000 shares of the Company’s common stock at an exercise price of $0.02 per share, the closing price of common stock of the Company on March 8, 2017, exercisable in accordance with the vesting schedule below until the tenth (10th) anniversary of the date of issuance:

•	Immediately on the Effective Date, fifty percent (50%) of the Warrants shall vest and, thereafter, the remaining fifty percent (50%) shall vest in 18 equal monthly installments beginning on March 31, 2017 and continuing for 17 consecutive monthly periods thereafter or until Suddarth no longer remains employed by the Company, whichever is earlier.

•	Notwithstanding the foregoing vesting schedule, the unvested portion of the Warrant shall be accelerated upon the achievement of the milestones set forth below, to the satisfaction of the Board in its sole discretion and contingent upon Mr. Suddarth’s continued employment at the time of consummation:

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

In connection with the Reorganization, the Chief Financial Officer and Chief Science Officer each agreed to exercise on a cashless basis all of their warrants to purchase 53,300,000 and 23,850,000 shares of common stock of the Company, respectively. Based on the closing price of the Company’s common stock on the Effective Date of $0.016 per share and the warrant exercise price of $0.001 per share, the Chief Financial Officer and Chief Science Officer were required to use 4,675,439 and 2,092,105 shares of common stock received from the exercise of the warrants, respectively, to pay for the exercise price for exercising all of the warrants.

On March 7, 2019, the Company issued 2,000,000 warrants in connection with common stock offerings and valued the warrants on the dates of the grant. The grant date fair value of the warrants issued were $6,600.

Change in Control

On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization”) whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of common stock, par value $0.001 per share of the Company, representing at the time 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company. The Reorganization was retroactive as of April 13, 2018 (“Effective Date”). The Reorganization also provided for the cancelation and termination of the Company’s previously issued and outstanding Series A Preferred Stock and Series B Preferred Stock.

Currently, there are 548,586,805 shares of common stock outstanding, of which 381,180,263 shares of common stock (approximately 69.48% of the outstanding shares of common stock) are owned and/or controlled by our Board and executive officers, Manuel E. Iglesias (though his controlling interest in Management Business and Associates LLC), Albert Mitrani, Ian T. Bothwell, Dr. Maria Mitrani, Dr. George Shapiro and Robert Zucker, and two of the members of management are spouses, Albert Mitrani and Dr. Maria Mitrani. In addition, all three of our executive officers are also members of the Board of Directors, which currently consists of six members. As a result, the foregoing persons have the ability to significantly influence the outcome of issues submitted to our stockholders. As a consequence, it may be difficult for the other stockholders to remove our management. The ownership / control by these officers/directors could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the end of the fiscal year ended October 31, 2018.

Recent Sales of Unregistered Securities

•	During January 2017, the Company sold 100,000 shares of common stock to an “accredited investor” at $0.05 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.
•	From January 2017 to February 2017, the Company sold an aggregate of 900,000 Units. Each Unit cost $0.10 and consisted of two shares of common stock, one Class A Warrant and one Class B Warrant. The Company issued a total of 1,800,000 shares, Class A warrants to purchase 900,000 common shares and Class B warrants to purchase 900,000, common shares for total proceeds of $90,000. The Class A Warrant and Class B Warrant have exercise prices of $0.075 and $0.15, respectively, and have a three-year term.

•	During February 2017, the Company sold 250,000 shares of common stock to a related party at $0.04 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.
•	On February 14, 2017, the Company entered into a participation agreement (“Agreement”) with Mr. Peter Taddeo (“Taddeo”) and Mr. Wayne Rohrbaugh (“Rohrbaugh”), two non-affiliated accredited investors (collectively, the “Investors”) in connection with the Company’s endeavor to obtain a license to dispense medical cannabis in Florida. Pursuant to Agreement, Taddeo and Rohrbaugh each invested $150,000 in the Company and the Company immediately established Mint Organics, Inc., a subsidiary of and controlled by the Company, and Mint Organics Florida, Inc., a subsidiary of and controlled by Mint Organics Inc., each dedicated to pursue the objectives of the Agreement. In connection with the Agreement, $150,000 of the proceeds received from the Investors was obligated to be used to fund the operations of Mint Organics, Inc. and/or Mint Organics Florida, Inc. and the remainder was to be used for working capital of the Company. In connection with the Agreement, Mint Organics issued to each of Taddeo and Rohrbaugh (i) 150 shares of Mint Series A Preferred Stock and (ii) a warrant exercisable for up to 150,000 shares of Organicell’s common stock for $0.15 per share exercisable from the date of issuance until the third anniversary of the date of issuance.
•	On March 8, 2017, in consideration for consulting services rendered to the Company and Mint Organics, Inc., the Company granted 100,000 shares of unregistered common stock valued at $0.02 per share, the closing price of the common stock of the Company on the date hereof, to a consultant.
•	On March 17, 2017, Mint Organics Florida initiated an offering to raise up to $1,000,000 in exchange for up to 212.5 shares of Class B Common Stock (the “Offering”), representing approximately 10.0% of the outstanding equity of Mint Organics Florida as of the date of the Offering. The proceeds of the Offering are to be used for general working capital purposes. On April 6, 2017, Mint Organics received proceeds of $100,000 in connection with the sale of 21.25 units to an investor in connection with the Offering.
•	On March 29, 2017, the Company entered into a Securities Purchase Agreement, dated March 29, 2017 (“SPA”), with an unaffiliated “accredited investor” (“Agent”), Dr. Bruce Werber, the Company’s Chief Operating Officer and a member of the Board of Directors of the Company (“Werber”), and Ian T. Bothwell, the Company’s Chief Financial Officer and member of the Board of Directors (“Bothwell”) (each, including its successors and assigns, a “Purchaser“ and collectively, the “Purchasers”). The transactions contemplated by the SPA were consummated on April 3, 2017. Pursuant to the SPA, the Purchasers shall be entitled to purchase a 10% Original Issue Discount Convertible Secured Promissory Note and Guarantee in the principal amount of up to $1,666,667, corresponding to a subscription amount of up to $1,500,000 (“Note”). The purchase of the Note is to occur in several tranches (each a “Tranche”) pursuant to the terms and conditions of the SPA. In connection with the terms of the SPA, the Purchasers agreed to subscribe to the initial Tranche through the second Tranche for an amount in the aggregate of up to $600,000 (subject to adjustment as described in the SPA) corresponding to an aggregate of up to $666,667 in principal amount of the Note. The initial Tranche of $475,000 (which correlates to a principal amount of $527,778 of the Note) was consummated on the closing of the SPA, of which an aggregate of $300,000 (which correlates to a principal amount of $333,333 of the Note) was funded through the rollover of unreimbursed advances and expenses made to the Company by Werber and Bothwell prior to the closing date of the SPA and the remaining $175,000 was funded at Closing by the Agent. The second Tranche for $125,000 ($138,889 in principal amount of the Note) was required to be funded to the Company by the Agent on July 15, 2017, upon the Company’s request, subject to certain conditions contained in the SPA. The Company did not request the Agent to fund the second Tranche.
•	On March 29, 2017, in connection with the terms of the SPA, the Company issued the Agent, Dr. Werber and Mr. Bothwell a total of 2,000,000, 1,000,000 and 1,000,000 common shares of the Company, respectively.
•	On May 17, 2017, in connection with the Taddeo Agreement, the Company granted Taddeo 1,000,000 shares of unregistered common stock. The value of the stock grant was determined to be $12,000 based on the closing price of the common stock of the Company on the date of grant ($0.12 per share). The shares vest on the date Mint Organics, through one of its subsidiaries, obtains a license from a state to dispense cannabis or December 31, 2017, whichever is earlier, and provided that Taddeo’s employment has not been terminated prior to the time the vesting conditions have been met. The Company has recorded amortization expense totaling $8,800 for the period from date the stock grant was issued through October 31, 2017 as additional stock-based compensation.
•	On June 22, 2017, Mint Organics entered into an unsecured loan agreement with a third party and a principal balance of $60,000, an annual interest rate of 10%, and all accrued and unpaid interest and outstanding principal are due on the one-year anniversary of the note (“Maturity Date”). Interest expense for the year ended October 31, 2017 was $2,170. The loan was not repaid on the Maturity Date as required and remains outstanding.
•	During January 2018, the Company sold 4,062,500 shares of common stock to four “accredited investors” at $0.016 per share for an aggregate purchase price of $65,000. The proceeds were used for working capital.

•	In connection with the Sale of the ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Operating Officer, the Chief Operating Officer agreed to forfeit 53,300,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Operating Officer 7,500,000 shares of newly issued common stock of the Company valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale.
•	In connection with the Sale of the ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Technology Officer, the Chief Technology Officer agreed to forfeit 23,850,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Technology Officer 7,500,000 shares of newly issued common stock of the Company valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale.
•	During February 2018, the Company sold 1,250,000 shares of common stock to an “accredited investor” at $0.016 per share for an aggregate purchase price of $20,000. The proceeds were used for working capital.
•	During March 2018, the Company sold 312,500 shares of common stock to an “accredited investor” at $0.016 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.
•	During April 2018, the Company sold 625,000 shares of common stock to two “accredited investors” at $0.016 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.
•	In connection with the Reorganization, The CFO and CSO each agreed to exercise on a cashless basis all of their warrants to purchase 53,300,000 and 23,850,000 shares of common stock of the Company, respectively. Based on the closing price of the Company’s common stock on the Effective Date of $0.016 per share and the warrant exercise price of $0.001 per share, the CFO and CSO were required to use 4,675,439 and 2,092,105 shares of common stock received from the exercise of the warrants, respectively, to pay for the exercise price for exercising all of the warrants.
•	Effective April 13, 2018, the CFO and CSO were each granted 4,675,439 and 2,092,105 shares of common stock of the Company, respectively valued at $0.016 per share, based on the closing price of the common stock of the Company on the effective date of the grant. The newly granted shares vest immediately and the Company will record stock-based compensation of $74,807 and $33,474, respectively, on the date that the shares were granted.
•	On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization”) whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of common stock, par value $0.001 per share of the Company, representing at the time 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company. The Reorganization was effective as of April 13, 2018 (“Effective Date”).
•	On June 20, 2018, the Company issued a total of $150,000 of convertible 6% debentures (“150,000 Debentures”) to an accredited investor. The principal amount of the $150,000 Debentures, plus accrued and unpaid interest through June 30, 2019 are payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $150,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $150,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $150,000 Debentures.
•	On August 10, 2018, the Company issued a total of $100,000 of convertible 6% debentures (“100,000 Debentures”) to two accredited investors. The principal amount of the $100,000 Debentures, plus accrued and unpaid interest through July 31, 2019 are payable on the 10th business day subsequent to July 31, 2019, unless the payment of the $100,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $100,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $100,000 Debentures.
•	During May 2019, the Company and holders of the $100,000 Debentures agreed to convert the principal amount of the $100,0000 Debentures plus interest accrued and unpaid through the date of the conversion totaling $100,622 into 3,773,584 shares of common stock of the Company (approximately $0.0267 per share representing a discount to the trading price of $0.0285 as of the effective date of the transaction).

•	During October 2018, the Company issued a total of $70,000 of convertible 6% debentures (“70,000 Debentures”) to two accredited investors. The principal amount of the $70,000 Debentures, plus accrued and unpaid interest through September 30, 2019 are payable on the 10th business day subsequent to September 30, 2019, unless the payment of the $70,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $70,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $70,000 Debentures.
•	On February 5, 2019, the Company entered into an unsecured loan agreement with a third party with a principal balance of $25,000. The third party agreed to accept payment in kind consisting of certain products of the Company in lieu of cash interest. The outstanding principal was due March 8, 2019. The loan was not repaid on the maturity date as required.
•	On March 7, 2019, the Company sold an aggregate of 7,500,000 shares of common stock and granted warrants to purchase an aggregate 2,000,000 common shares to three “accredited investors” investors. The warrants have exercise prices of $0.08, and have a one -year term. The aggregate grant date fair value of the warrants issued in connection with these issuances were $6,600. The proceeds were used for working capital.
•	During March 2019, the Company issued a $30,000 of convertible 6% debentures (“30,000 Debenture”) to one accredited investor. The principal amount of the $30,000 Debenture, plus accrued and unpaid interest through June 30, 2020 are payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $30,000 Debenture is prepaid at the sole option of the Company, is converted as provided for under the terms of the $30,000 Debenture, and/or accelerated due to an event of default in accordance with the terms of the $30,000 Debenture.
•	During April 2019, the Company sold 5,102,000 shares of common stock to seven “accredited investors” at $0.03 per share for an aggregate purchase price of $154,500. The proceeds were used for working capital.
•	On May 1, 2019, the Company, Mint Organics and the holder of a promissory note issued by Mint Organics agreed to a settlement of the outstanding loan whereby the Company agreed to issue the holder of the note 2,735,000_shares of newly issued common stock of the Company. At the time of the settlement, the outstanding obligation under the note, including late fees and penalties was approximately $72,568. The common stock issued was priced at $0.0265 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction).
•	During June 2019, the Company and the holder of the $30,000 Debenture agreed to convert the principal amount of the $30,000 Debentures plus interest accrued and unpaid through the date of the conversion totaling $30,478 into 1,111,111 shares of common stock of the Company (approximately $0.0274 per share representing a premium to the trading price of $0.0253 as of the effective date of the transaction).
•	During July 2019, the Company sold 2,500,000 shares of common stock to one “accredited investors” at $0.02 per share for an aggregate purchase price of $50,000. The proceeds were used for working capital.
•	During August 2019 through September 2019, the Company sold 5,250,000 shares of common stock to four “accredited investors” at $0.02 per share for an aggregate purchase price of $105,000. The proceeds were used for working capital.
•	On October 10, 2019, the Company and an investor (“Noteholder”) agreed to a funding facility arrangement (“Funding Facility”) whereby the Noteholder was required to fund the Company an initial tranche of $100,000 on October 15, 2019 (“Initial Funding Date”) and had the option to fund the Company up to an aggregate of $500,000 (“Funding Facility Limit”) in minimum $100,000 monthly tranches by no later than February 15, 2020 (“Funding Expiration Date”). The Funding Facility matures on February 15, 2021 (“Maturity Date”) and accrues interest at 6.0% per annum. The Funding Facility, plus all accrued interest, automatically converts into 40,000,000 shares of newly issued common stock of the Company if the Noteholder funds the full $500,000 by the Funding Expiration Date. The Noteholder fully funded the Funding Facility as prescribed on February 12, 2020 and the Company converted the Funding Facility into 40,000,000 shares of common stock of the Company that were issued to the Noteholders designated entity, Republic Asset Holdings LLC.
•	During November 2019 through January 2020, the Company sold 3,250,000 shares of common stock to three “accredited investors” at $0.02 per share for an aggregate purchase price of $65,000. The proceeds were used for working capital.

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

Operating Subsidiaries:

For the years ended October 31, 2018 and 2017, our RAAM-related operations were being conducted through the following wholly-owned subsidiaries*:

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

* As described above, the manufacturing operations of ANU were sold during February 2018, and the Company subsequently relied on supply arrangements with third-party manufacturers or indirectly from distributors of third-party manufacturers for the supply of RAAM products that were sold to Providers during the period February 6, 2018 through October 31, 2018.

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

Fiscal Year Ended October 31, 2018 as Compared to Fiscal Year Ended October 31, 2017

Revenues

Our revenues for the year ended October 31, 2018 were $964,530, compared with revenues of $569,845 for the year ended October 31, 2017. The increase in revenues during the year ended October 31, 2018 was primarily the result of the Company being able to realize an increase of approximately 71% in the average sales prices for the products sold during the year ended October 31, 2018 compared with the average sales prices realized on products sold during the year ended October 31, 2017. The increase in the prices realized on product sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers and the introduction of new and more advanced product offerings. Unit sales of the Company’s products did not change significantly from the year ended October 31, 2018 compared with the year ended October 31, 2017, despite there being a full year of sales activity during the year ended October 31, 2018 compared with only having eight months of sales revenue activities during the year ended October 31, 2017, as a result of the completion of the development and commercialization of our new manufactured RAAM product that did not occur until February 2017. The Company attributed the lack of unit sales growth during the year ended October 31, 2018 from the sale of the Anu business during February 2018, and the need to develop new customers to replace those customers retained by the new owners of the Anu business, the market uncertainty regarding anticipated FDA regulations, increased competition and the decision of the Company to sell products with different specifications than the products previously produced by Anu.

Cost of Revenues

Our cost of revenues for the year ended October 31, 2018 were $209,298, compared with cost of revenues of $160,626 for the year ended October 31, 2017. The increase in cost of revenues during the year ended October 31, 2018 was primarily the result of the increase in the cost of units sold during the year ended October 31, 2018 compared to costs of units sold during the year ended October 31, 2017, which as described above, was primarily the result of the Company having to source its supply of inventory through third party manufacturers for the period February 6, 2018 through October 31, 2018 which was more costly than the cost of revenues for products manufactured by Anu prior to February 6, 2018.

Gross Profit

Our gross profit for the year ended October 31, 2018 was $755,232, compared with gross profit of $409,219 for the year ended October 31, 2017. The increase in gross profit during the year ended October 31, 2018 was the result of higher sales prices received for products sold to its customers partially offset by higher costs of revenues for those products sold. The increase in the prices realized on product sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers and the introduction of new and more advanced product offerings.

General and Administrative Expenses

General and administrative expenses for the year ended October 31, 2018 were $4,245,349, compared with $9,050,743 for the year ended October 31, 2017, a decrease of $4,805,394. The decrease in the general and administrative expenses for the year ended October 31, 2018 was primarily the result of reduced stock-based compensation costs from the vesting of issued warrants to executives in connection with employment agreements executed during the year ended October 31, 2017, partially offset from newly issued warrants and stocks grants to employees during the year ended October 31, 2018 totaling $1,774,732, net, reduced executive payroll costs of approximately $2,049,549 resulting from the termination and/or restructuring of executive employments agreements in connection with the Sale , the Taddeo settlement and the Reorganization, reduced operating costs associated with the operations of Anu of approximately $237,858, gains realized on the sale of the Anu assets of $821,070, reduced penalties for taxes of $70,000, and reduced professional fees of approximately $76,328, partially offset from increased sales and marketing costs related to commissions paid to sales representatives, merchant fees and costs to attend trade shows totaling approximately $315,713 and increase in bad debt expense of $56,344.

Other Income (Expense)

Other income, net, for the year ended October 31, 2018 was $58,694, compared with other expense, net, of $470,995 for the year ended October 31, 2017. The net increase in the other income was the result of the reduction of derivative liabilities of $169,626 and reduced interest costs and amortization of discounts associated with the SPA.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2018 and through the date of the filing of this Form 10-K, the Company has relied on the sale of assets, sale of equity securities, the issuance of debt or restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

•	During January 2018, the Company sold 4,062,500 shares of common stock to four “accredited investors” at $0.016 per share for an aggregate purchase price of $65,000. The proceeds were used for working capital.

•	In connection with the Sale of ANU assets on February 5, 2018, the Company was required to use cash proceeds from the Sale to satisfy and extinguish all of the Notes outstanding related to the SPA as of the date of the Sale, totaling $762,478, comprised of $527,778 of face value of the Notes outstanding, $8,589 of accrued and unpaid interest from January 1, 2018 through the date of the Sale, $211,111 of prepayment penalties and $15,000 for reimbursement of Agent legal fees.

•	In connection with the sale of ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Operating Officer, the Chief Operating Officer agreed to forfeit 53,300,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and to terminate the Chief Operating Officer’s employment agreement, including the release of all obligations owing to the Chief Operating Officer, including all accrued and unpaid salary and expenses at the time of the Sale, in exchange for the Company agreeing to grant the Chief Operating Officer 7,500,000 shares of newly issued common stock of the Company and rights to intellectual property developed during the term of his employment.

•	In connection with the sale of ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Technology Officer, the Chief Technology Officer agreed to forfeit 23,850,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and to terminate the Chief Technology Officer’s employment agreement, including the release of all obligations owing to the Chief Technology Officer, including all accrued unpaid salary and expenses at the time of the Sale, in exchange for the Company agreeing to grant the Chief Technology 7,500,000 shares of newly issued common stock of the Company and rights to any intellectual property developed during the term of his employment.

•	During February 2018, the Company sold 1,250,000 shares of common stock to an “accredited investor” at $0.016 per share for an aggregate purchase price of $20,000. The proceeds were used for working capital.

•	During March 2018, the Company sold 312,500 shares of common stock to an “accredited investor” at $0.016 per share for an aggregate purchase price of $5,000. The proceeds were used for working capital.

•	During April 2018, the Company sold 625,000 shares of common stock to two “accredited investors” at $0.016 per share for an aggregate purchase price of $10,000. The proceeds were used for working capital.

•	On June 20, 2018, the Company issued a total of $150,000 of convertible 6% debentures (“150,000 Debentures”) to an accredited investor. The principal amount of the $150,000 Debentures, plus accrued and unpaid interest through June 30, 2019 are payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $150,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $150,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $150,000 Debentures.

•	August 10, 2018, the Company issued a total of $100,000 of convertible 6% debentures (“100,000 Debentures”) to two accredited investors. The principal amount of the $100,000 Debentures, plus accrued and unpaid interest through July 31, 2019 are payable on the 10th business day subsequent to July 31, 2019, unless the payment of the $100,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $100,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $100,000 Debentures.

•	During May 2019, the Company and holders of the $100,000 Debentures agreed to convert the principal amount of the $100,0000 Debentures plus interest accrued and unpaid through the date of the conversion totaling $100,622 into 3,773,584 shares of common stock of the Company (approximately $0.0267 per share representing a discount to the trading price of $0.0285 as of the effective date of the transaction).

•	During October 2018, the Company issued a total of $70,000 of convertible 6% debentures (“70,000 Debentures”) to two accredited investors. The principal amount of the $70,000 Debentures, plus accrued and unpaid interest through September 30, 2019 are payable on the 10th business day subsequent to September 30, 2019, unless the payment of the $70,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $70,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $70,000 Debentures.

•	On February 5, 2019, the Company entered into an unsecured loan agreement with a third party with a principal balance of $25,000. The third party agreed to accept payment in kind consisting of certain products of the Company in lieu of cash interest. The outstanding principal was due March 8, 2019. The loan was not repaid on the maturity date as required.

•	On March 7, 2019, the Company sold an aggregate of 7,500,000 shares of common stock and granted warrants to purchase an aggregate 2,000,000 common shares to three “accredited investors” investors. The warrants have exercise prices of $0.08, and have a one -year term. The aggregate grant date fair value of the warrants issued in connection with these issuances were $6,600. The proceeds were used for working capital.

•	During March 2019, the Company issued a $30,000 of convertible 6% debentures (“30,000 Debenture”) to one accredited investor. The principal amount of the $30,000 Debenture, plus accrued and unpaid interest through June 30, 2020 are payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $30,000 Debenture is prepaid at the sole option of the Company, is converted as provided for under the terms of the $30,000 Debenture, and/or accelerated due to an event of default in accordance with the terms of the $30,000 Debenture.

•	During April 2019, the Company sold 5,102,000 shares of common stock to seven “accredited investors” at $0.03 per share for an aggregate purchase price of $154,500. The proceeds were used for working capital.

•	On May 1, 2019, the Company, Mint Organics and the holder of a promissory note issued by Mint Organics agreed to a settlement of the outstanding loan whereby the Company agreed to issue the holder of the note 2,735,000_shares of newly issued common stock of the Company. At the time of the settlement, the outstanding obligation under the note, including late fees and penalties was approximately $72,568. The common stock issued was priced at $0.0265 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction).

•	During June 2019, the Company and the holder of the $30,000 Debenture agreed to convert the principal amount of the $30,000 Debentures plus interest accrued and unpaid through the date of the conversion totaling $30,478 into 1,111,111 shares of common stock of the Company (approximately $0.0274 per share representing a premium to the trading price of $0.0253 as of the effective date of the transaction).

•	During July 2019, the Company sold 2,500,000 shares of common stock to one “accredited investors” at $0.02 per share for an aggregate purchase price of $50,000. The proceeds were used for working capital.

•	On September 19, 2019, the Company’s wholly owned subsidiary, General Surgical Florida, received $100,000 in connection with an unsecured line of credit (“Credit Facility”). The Credit Facility matures in one-year and the Company is required to make 52 weekly payments of $2,403 (payments totaling $125,000). The Credit Facility can be prepaid at any time by the Company. The effective annual interest rate of the facility based on 52 equal monthly payments is 45.67% Proceeds received from the Credit Facility were used for working capital.

•	During August 2019 through September 2019, the Company sold 5,250,000 shares of common stock to four “accredited investors” at $0.02 per share for an aggregate purchase price of $105,000. The proceeds were used for working capital.

•	On October 10, 2019, the Company and an investor (“Noteholder”) agreed to a funding facility arrangement (“Funding Facility”) whereby the Noteholder was required to fund the Company an initial tranche of $100,000 on October 15, 2019 (“Initial Funding Date”) and had the option to fund the Company up to an aggregate of $500,000 (“Funding Facility Limit”) in minimum $100,000 monthly tranches by no later than February 15, 2020 (“Funding Expiration Date”). The Funding Facility matures on February 15, 2021 (“Maturity Date”) and accrues interest at 6.0% per annum. The Funding Facility, plus all accrued interest, automatically converts into 40,000,000 shares of newly issued common stock of the Company if the Noteholder funds the full $500,000 by the Funding Expiration Date. The Noteholder fully funded the Funding Facility as prescribed on February 12, 2020 and the Company converted the Funding Facility into 40,000,000 shares of common stock of the Company that were issued to the Noteholders designated entity, Republic Asset Holdings LLC. The proceeds from the Funding Facility were used for working capital.

•	During November 2019 through January 2020, the Company sold 3,250,000 shares of common stock to three “accredited investors” at $0.02 per share for an aggregate purchase price of $65,000. The proceeds were used for working capital.

The Company issued the foregoing securities pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) of the Securities Act and/or Regulation D.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $3,490,117 for the year ended October 31, 2018. In addition, the Company had an accumulated deficit of $14,547,897 at October 31, 2018. The Company had a negative working capital position of $1,225,604 at October 31, 2018. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized.

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

There is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. If revenues do not increase and stabilize or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of October 31, 2018, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of its financial statements for the year ended October 31, 2018.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the years stated. The Company held no cash equivalents for any of the periods presented.

	For the Fiscal Year Ended October 31,
	2018	2017
Cash, beginning of year	$39,560	$26,223
Net cash used in operating activities	(511,998)	(881,527)
Net cash provided by (used in) investing activities	95,453	(45,136)
Net cash provided by financing activities	420,000	940,000
Cash, end of year	$43,016	$39,560

During the year ended October 31, 2018, the Company used cash in operating activities of $511,998, compared to $881,527 for the year ended October 31, 2017, a reduction of in cash used of $369,529. The change in cash used in operating activities was due to a decrease in the net loss during the year ended October 31, 2018 resulting from increased revenues and gross margin combined with lower general and administrative expenses after adjusting for non-cash charges (mostly related to stock based compensation) and liabilities owed to executive management.

During the year ended October 31, 2018, the Company had cash provided by investing activities of $95,453, compared to cash used in investing activities of $45,136 for the year ended October 31, 2017. The increase in the change in cash provided by investing activities was due primarily from proceeds received from the sale of the Anu assets of $140,022, partially offset from the purchase of minority interests in Mint Organics of $40,000.

During the year ended October 31, 2018, the Company had cash provided by financing activities of $420,000, compared to cash provided by financing activities of $940,000 for the year ended October 31, 2017, an overall reduction of $520,000. The decrease in cash provided by financing activities was due to decreases in proceeds received in connection with issuances of notes payable of $215,000 and decreases in proceeds from the sale of equity securities of $405,000, partially offset by reduced payments on notes payable of $100,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Organicell Regenerative Medicine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Organicell Regenerative Medicine, Inc. (the “Company”) as of October 31, 2018 and 2017, the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the two years in the period ended October 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015

Fort Lauderdale, FL
March 6, 2020

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

As of October 31, 2018 and 2017

	October 31,	October 31,
	2018	2017
ASSETS
Current Assets
Cash	$43,016	$39,560
Accounts receivable, net of allowance for bad debts	48,025	107,295
Accounts receivable – related party	–	7,665
Prepaid expenses	15,221	7,003
Inventories	–	119,555
Total Current Assets	106,262	281,078

Property and equipment, net	5,778	53,427
Security deposits	5,000	42,275
TOTAL ASSETS	$117,040	$376,780

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$476,833	$592,198
Accrued liabilities to management	327,662	$2,184,408
Notes payable	60,000	60,000
Deferred rent	–	10,017
Deferred revenue	21,520	84,000
Convertible debentures	320,000	–
Convertible secured promissory notes – related party, net of debt discount	–	101,635
Convertible secured promissory notes, net of debt discount	–	59,286
Derivative liability of convertible secured promissory notes – related party	–	419,115
Derivative liability of convertible secured promissory notes – third party	–	244,483
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	1,331,866	3,880,993

Commitments and contingencies

Deficit
Series A Preferred stock, $0.001 par value, 0 and 400 shares authorized, respectively; 0 and 400 shares issued and outstanding, respectively	–	–
Series B Preferred stock, $0.001 par value, 0 and 1,000,000 shares authorized respectively; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 750,000,000 shares authorized; 436,490,110 and 111,464,987 shares issued and outstanding, respectively	436,490	111,465
Additional paid-in capital	12,853,608	7,417,321
Accumulated deficit	(14,547,897)	(11,085,743)
Total deficit attributable to Organicell Regenerative Medicine, Inc.	(1,257,803)	(3,556,957)
Non-controlling interest	42,977	52,744
Total Deficit	(1,214,826)	(3,504,213)
TOTAL LIABILITIES AND DEFICIT	$117,040	$376,780

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended October 31, 2018 and 2017

	Year Ended October 31,
	2018	2017
Revenues	$964,530	$569,845

Cost of revenues	209,298	160,626

Gross profit	755,232	409,219

General and administrative expenses	4,245,349	9,050,743

Loss from operations	(3,490,117)	(8,641,524)

Other income (expense)
Interest expense	(228,327)	(576,016)
Reduction of derivative liabilities	265,597	95,971
Other	21,424	9,050

Loss before income taxes	(3,431,413)	(9,112,519)

Provision for income taxes	–	–

Net loss	(3,431,413)	(9,112,519)

Net income (loss) attributable to the non-controlling interest	30,745	(140,387)

Net loss attributable to Organicell Regenerative Medicine, Inc.	$(3,462,158)	$(8,972,132)

Net loss per common share - basic and diluted	$(0.01)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted
	271,809,401	108,596,489

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES TO EQUITY (DEFICIT)

For the Years Ended October 31, 2018 and 2017

	Preferred Stock						Additional			Total
	Series A		Series B		Common Stock		Paid-in	Non-controlling	Accumulated	Equity
	Shares	Par Value	Shares	Par value	Shares	Par Value	Capital	Interest	Deficit	(Deficit)

Balance October 31, 2016	–	$–	–	$–	104,214,982	$104,215	$1,226,322	$–	$(2,113,611)	$(783,074)

Proceeds from sale of common stock	–	–	–	–	2,150,005	2,150	102,850	–	–	105,000
Net proceeds from sale of Mint Organics common stock to non-controlling interest	–	–	–	–	–	–	219,450	180,550	–	400,000
Common stock issued for debt inducement	–	–	–	–	4,000,000	4,000	59,680	–	–	63,680
Stock-based compensation	400	–	–	–	1,100,000	1,100	5,809,019	12,581	–	5,822,700
Net loss	–	–	–	–	–	–	–	(140,387)	(8,972,132)	(9,112,519)

Balance October 31, 2017	400	–	–	–	111,464,987	111,465	7,417,321	52,744	(11,085,743)	(3,504,213)

Cancellation of preferred stock in connection with Reorganization	(400)	–	–	–	–	–	–	–	–	–
Acquisition of non-controlling interest	–	–	–	–	–	–	3,658	(43,658)	–	40,000
Proceeds from sale of common stock	–	–	–	–	6,250,050	6,250	93,750	–	–	100,000
Exercise of cashless warrants	–	–	–	–	70,382,456	70,382	(70,382)	–	–	0
Stock-based compensation	–	–	–	–	248,392,617	248,393	3,772,453	3,145	–	4,023,992
Executive forgiveness of employment obligations in connection with Reorganization	–	–	–	–	–	–	1,636,808	–	–	1,636,808
Net income (loss)	–	–	–	–	–	–	–	30,745	(3,462,158)	(3,431,413)

Balance October 31, 2018	–	$–	–	$–	436,490,110	$436,490	$12,853,608	$42,977	$(14,547,901)	$(1,214,826)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended October 31, 2018 and 2017

	Year Ended October 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,431,413)	$(9,112,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,835	19,315
Bad debt expense	62,240	5,250
Allowance for escrow receivable reserve	47,500	–
Stock-based compensation	4,023,992	5,822,700
Interest expense related to derivative liabilities in excess of face value of debt	–	348,249
Amortization of debt discount	179,968	160,921
Settlement of executive employment obligations	(1,063,083)	–
Gain on sale of Anu assets	(821,070)	–
Reduction of derivative liabilities	(265,597)	(95,971)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	4,695	(111,420)
Accounts receivable – related party	–	(7,665)
Prepaid expenses	(8,218)	(7,003)
Inventories	60,319	(109,611)
Security deposits	–	(37,275)
Accounts payable and accrued expenses	64,789	343,351
Accrued liabilities to management	686,578	1,806,134
Deferred rent	1,948	10,017
Deferred revenue	(62,480)	84,000
Net cash used in operating activities	(511,998)	(881,527)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(4,569)	(45,136)
Purchase of non-controlling interests in Mint Organics	(40,000)	–
Proceeds from the sale of Anu assets	140,022	–
Net cash provided by (used in) investing activities	95,453	(45,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable & debentures	320,000	235,000
Payments on notes payables	–	(100,000)
Proceeds from issuance of notes payable – related party	–	300,000
Proceeds from sale of common stock and warrants	100,000	400,000
Proceeds from sale of common stock and warrants – non-controlling interest	–	105,000
Net cash provided by financing activities	420,000	940,000

Increase in cash	3,455	13,337
Cash at beginning of year	39,560	26,223
Cash at end of year	$43,016	$39,560

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$32,534	$63,093

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Derivative liability of convertible secured promissory note	$–	$759,569
Common stock issued for debt inducement	$–	$63,680
Executive forgiveness of employment obligations in connection with Reorganization	$1,636,808	$–
Outstanding SPA and other obligations satisfied in connection with the Sale	$809,978	$–

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

On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization”), whereby the Company issued to MBA an aggregate of 222,425,073 shares of its common stock of the Company, representing at the time 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer (“CEO”) and a member of the Board of the Company. The Reorganization was effective as of April 13, 2018 (“Effective Date”). The Reorganization also provided for the cancelation and termination of the Company’s previously issued and outstanding Series A Preferred Stock and Series B Preferred Stock. As a result of the above Reorganization, Mr. Iglesias acquired at the time a controlling interest of the Company (see Note 5).

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

For the year ended October 31, 2018, the Company principally operated through the following wholly owned subsidiaries: General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) with a business purpose to sell cellular therapy products to doctors and hospitals and Anu Life Sciences, Inc. (“ANU”), a Florida corporation with a business purpose of the development, production and manufacturing of anti-aging and cellular therapy products until February 5, 2018 (see below).

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

Mint Organics, Inc. (“Mint Organics”) a Florida corporation and a 77.5%-owned subsidiary of the Company as of October 31, 2018, and Mint Organics Florida, Inc., (“Mint Organics Florida”), a Florida corporation and a 96%-owned subsidiary of Mint Organics, were both formed with a business purpose of operating Medical Marijuana Treatment Centers (“MMTC”) for defined MMTC licensed activities (see Note 15). Both companies began development of the business during February 2017. As of October 31, 2017, Mint Organics and Mint Organics Florida had not been successful in obtaining the required licenses to operate MMTC’s and each entity had exhausted all of their working capital and therefore neither was able to continue efforts towards development of that business. On April 6, 2018, Mr. Taddeo resigned as the Chief Executive Officer and member of the Board of Directors of Mint Organics and Mint Organics Florida and since that date, the Company has not pursued any additional efforts to obtain licenses to operate MMTC’s.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At October 31, 2018, the Company did not have any cash balances in financial institutions in excess of FDIC insurance coverage.

During the fiscal year ended October 31, 2018, the Company had one customer that accounted for approximately $270,800 of revenues (28.1%). No other customer accounted for more than 10% of the total revenues for the year ended October 31, 2018.

At October 31, 2018, the Company had three customers that accounted for approximately $23,000 (47.9%), $11,100 (23.1%) and $ 10,635 (22.1%) of accounts receivable, respectively.

During the period November 1, 2017 through the date of the Sale, the Company purchased all of its donor raw materials used in manufacturing its products from one supplier. Subsequent to the date of the Sale through October 31, 2018, the Company purchased finished goods inventory that were sold to customers from several suppliers, of which two suppliers accounted for approximately $75,680 and $45,955 or 57.8% and 35.1%, respectively, of the total amount of finished goods inventory purchased during that period.

The Company’s sales and supply agreements are non-exclusive and the Company does not believe it has any exposure based on the customers of its products and/or the availability of raw materials and/or products from other suppliers. Since February 2017 (and up through the Sale) and subsequent to April 2019, the Company manufactured and distributed proprietary products that reduce exposure from the reliance on third party suppliers of inventory but increased exposure of reliance on raw materials and other supplies used in the manufacturing of its products.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the year ended October 31, 2018 and 2017, the Company recorded bad debt expense of $62,420 and $5,250, respectively.

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

At October 31, 2018, the Company had 3,647,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2018. At October 31, 2017, the Company had 158,137,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2017.

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

For the year ended October 31, 2017 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during that period. During the year ended October 31, 2018 there was a change in ownership which caused a change in control under IRC Section 382 (“Section 382 event”). Prior to the Section 382 event, the Company utilized a portion of its available net operating loss carryforwards to offset income through that date mainly resulting from the sale of ANU. Any remaining net operating losses which had been carried forward from years ended October 31, 2017 and before the Section 382 event were lost. There is a full valuation allowance for years ended October 31, 2018 and 2017.

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

The Company did not have any convertible instruments outstanding at October 31, 2018 that qualify as derivatives.

Subsequent Events

The Company has evaluated subsequent events that occurred after October 31, 2018 through the financial statement issuance date for subsequent event disclosure consideration.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $3,490,117 for the year ended October 31, 2018. In addition, the Company had an accumulated deficit of $14,547,897 at October 31, 2018. The Company had a negative working capital position of $1,225,604 at October 31, 2018. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

There is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. If revenues do not increase and stabilize or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of October 31, 2018, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – SALE AND TRANSFER OF ANU MANUFACTURING ASSETS

Effective February 5, 2018 (“Closing Date”), Vera Acquisition LLC, a Utah limited liability company ("Vera"), Organicell, ANU and General Surgical, executed an Asset Purchase Agreement ("Purchase Agreement") pursuant to which ANU sold to Vera (“Sale”) their right, title and interest in certain tangible and other assets associated with its manufacturing operations, including prepaid expenses, raw and finished goods inventory, a long term lease for ANU’s laboratory facility in Sunrise, Florida (including associated security deposits), furniture and equipment, and certain intellectual property rights. General Surgical transferred its rights to certain third-party distribution agreements between General Surgical and distributors of products manufactured by ANU (“Sold Assets”) in exchange for a cash payment of $950,000 and the execution of a long term distribution agreement with Organicell (“Organicell Distribution Agreement”) described below. In connection with the Sale, Vera received credit for $100,000 previously paid to ANU for prepaid product supply that was not yet delivered to Vera as of the Closing Date.

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

Since Vera’s disposition of the assets originally acquired in connection with the Sale as described above, the Company has yet to receive any payments from Vera associated with the original escrow deposit of $47,500 that was withheld from the proceeds from the Sale. Due to the uncertainty of Vera’s ability and/or desire to repay the escrow receivable amount outstanding to the Company, the Company has recorded a reserve for the full amount of escrow receivable totaling $47,500 during the fourth quarter ended October 31, 2018.

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

Under the terms of the Reorganization, as of the Effective Date:

1.	Mr. Iglesias replaced Albert Mitrani as Chief Executive Officer of the Company.
2.	Mr. Iglesias and Richard Fox were appointed as members to the Board of Directors of the Company. Mr. Fox resigned in May 2019 and Mr. Robert Zucker was appointed to fill his vacancy.
3.	Ian Bothwell and Maria Mitrani resigned from the Board of Directors of the Company. Ms. Mitrani was re-appointed to the Board of Directors of the Company during August 2019. Mr. Bothwell was re-appointed to the Board during September 2019.
4.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to terminate their respective employment agreements in favor of new employment agreements. In connection with the new employment agreements, Mr. Mitrani agreed to serve as the Company’s President, Ian Bothwell agreed to remain Chief Financial Officer and Maria Mitrani agreed to remain Chief Science Officer of the Company.
5.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to the cancellation of their 100 shares of the Company’s Series A Preferred Stock. In addition, the Company agreed that it would cancel the Certificates of Designation for the Company’s Series A Preferred Stock and Series B Preferred Stock.
6.	The Company agreed to terminate Sections 4.08(c) and 4.08(d) of the Company’s Second Amended and Restated By-Laws which had required supermajority approval of the Board for certain corporate actions.
7.	Ian Bothwell and Maria Mitrani exercised, on a cashless basis, all of their warrants for 48,624,561 and 21,757,895, respectively, shares of common stock of the Company based on the exercise price of $0.001 and the closing price of the Company’s common stock on the Effective Date.
8.	Ian Bothwell and Maria Mitrani were granted an additional 4,675,439 and 2,092,105, respectively, shares of common stock of the Company (see Note 12).
9.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to release the Company for all amounts owed to them for unpaid salaries through the Effective Date and advances and/or expenses incurred prior to December 31, 2017 totaling $1,636,808.

NOTE 6 – INVENTORIES

Inventories totaled $0 and $119,555 at October 31, 2018 and October 31, 2017, respectively.

	October 31, 2018	October 31, 2017

Raw materials and supplies	$–	$17,637
Finished goods	–	101,918

Total inventories	$–	$119,555

As described in Note 4, in connection with the Sale, ANU sold or transferred to Vera its right, title and interest in the manufacturing related inventories that were on hand as of the date of the Sale.

NOTE 7 - PROPERTY AND EQUIPMENT

	October 31, 2018	October 31, 2017

Computer equipment	$8,653	$4,084
Manufacturing equipment	–	69,089

	8,653	73,173
Less: accumulated depreciation and amortization	(2,875)	(19,746)
Total property and equipment, net	$5,778	$53,427

Depreciation expense of property, plant and equipment from operations totaled $7,835 and $19,315 for the years ended October 31, 2018 and 2017, respectively.

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

On March 8, 2017, Mint Organics, Inc. issued warrants to the Mr. Mitrani, Dr. Mitrani and Mr. Bothwell to each purchase 79 shares of the Class A Common Stock, of Mint Organics, Inc., vesting on the date Mint Organics, Inc., through one of its subsidiaries, obtains a license from any state to dispense cannabis until the fifth anniversary thereof at an exercise price of $0.001 per share.

During February 2017, the Company sold 250,000 shares of its common stock to Dr. Werber’s daughter at $0.04 per share for an aggregate purchase price of $10,000 based on the closing price of the common stock of the Company on the date the stock was issued.

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

For the year ended October 31, 2018, the total amount of sales to customers related to our board of director members and/or employees of the Company totaled $19,550.

From time to time, Mr. Iglesias and Mr. Bothwell and/or their respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. In addition, the Company has not provided Mr. Bothwell required salary payments and certain expense reimbursements since July 2018. As of October 31, 2018, $214,148 and $78,626 are owed to Mr. Iglesias and Mr. Bothwell and/or their respective affiliates, respectively.

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

The unpaid principal amount of the Note shall accrue interest at 10% per annum, provided that upon the occurrence and during the continuance of an event of default as defined in the SPA, the outstanding principal amount of this Note and any accrued and unpaid interest and all other overdue amounts shall each bear interest until paid at the rate of 18% per annum. Additionally, in the event that the publicly traded price of the common stock falls below $0.0125 for 3 consecutive trading days, then the Note shall accrue interest at the default interest rate. During the period from April 27, 2017 to May 1, 2017, the closing price of the common stock fell below $0.0125, and accordingly beginning May 2, 2017, the default interest rate of 18% was in effect. Accrued interest shall be payable commencing on June 30, 2017, and continuing on the last business day of each subsequent calendar quarter. Interest expense of the Note for period November 1, 2017 through February 5, 2018, the date the Note was prepaid, and the year ended October 31, 2017 was $24,446 and $56,594, respectively. The Company made all of the required interest payments during the period November 1, 2017 through February 5, 2018, the date the Note was prepaid, and during the year ended October 31, 2017, totaling $33,952 and $47,108, respectively. In the event of a conversion of this Note prior to the maturity date, all accrued and unpaid interest was to be added to the principal amount being converted as of the date of conversion to determine the amount of securities into which the Note shall be converted.

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

As a result of the above conversions, the principal amount of Convertible Debentures outstanding as of February 21, 2020 is $220,000. These remaining Convertible Debentures were not repaid on their required maturity dates.

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

Mint Organics Inc.

On June 22, 2017, Mint Organics entered into an unsecured loan agreement with a third party (“Third Party”) with a principal balance of $60,000, an annual interest rate of 10%, and all accrued and unpaid interest and outstanding principal are due on the one-year anniversary of the note. Interest expense for the years ended October 31, 2018 and 2017 was $6,049 and $2,170, respectively. The loan was not repaid on the maturity date as required.

On May 1, 2019, the Company, Mint Organics and the Third party agreed to a settlement of the outstanding loan whereby the Company agreed to issue the Third Party 2,735,000 shares of newly issued common stock of the Company. At the time of the settlement, the outstanding obligation under the note, including late fees and penalties was approximately $72,568. The common stock issued was priced at $0.0265 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction). In connection with the exchange, the Third Party provided a release to the Company in connection with any claims associated with the loan agreement.

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

NOTE 11 — INCOME TAXES

The Company files a consolidated federal income tax return that includes all of its subsidiaries. For the year ended October 31, 2017 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during that period. During the year ended October 31, 2018 there was a change in ownership which caused a change in control under IRC Section 382 (“Section 382 event”). Prior to the Section 382 event, the Company utilized a portion of its available net operating loss carryforwards to offset income through that date mainly resulting from the sale of ANU.

The consolidated provision for income taxes for October 31, 2018 and 2017 consists of the following:

	Year Ended October 31,	Year Ended October 31,
	2018	2017
Current:
Federal	$–	$–
State	–	–
	$–	$–
Deferred:
Federal	$911,472	$(2,924,610)
State	164,180	(317,259)
	1,075,652	(3,241,869)
Change in Valuation Allowance	(1,075,652)	3,241,869
	$–	$–

Effective tax rates differ from the federal statutory blended rate of 23.17% for 2018 and 34% for 2017 applied to income before income taxes. A reconciliation of the U.S. federal statutory tax amount to the Company’s effective tax amount is as follows:

	October 31, 2018	October 31, 2017
Tax at federal statutory rate	$(802,067)	$(3,050,525)
State taxes, net of federal benefit	(68,278)	(301,954)
Permanent differences	427,759	222,306
Effect of change in income tax rate	1,052,690	–
Other	46,139	(111,696)
Section 382 limitation	419,409	–
Total income tax expense (benefit)	1,075,652	(3,241,869)
Change in valuation allowance	(1,075,652)	3,241,869
	$–	$–

On December 22, 2017, the United States enacted into law the Tax Cuts and Jobs Act (“TCJA”). This law provides for a comprehensive overhaul of the corporate income tax code, including amongst other provisions, a reduction of the statutory corporate tax rate from 34% to 21%, effective on January 1, 2018, and an indefinite carryforward of net operating losses arising from tax years ending after December 31, 2017 limited to a deduction of 80% of taxable income. FASB ASC 740, Income Taxes, requires that the effects of changes in tax rates be recognized in the period enacted. As a result, we remeasured our deferred tax assets and liabilities to reflect the new statutory federal rate of 21% which resulted in a net adjustment of approximately $1.1 million to deferred income tax expense for the year ended October 31, 2018. This adjustment was offset by a reduction in the valuation allowance.

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities for the Company were as follows:

	October 31, 2018	October 31, 2017
Deferred Tax Assets:
Stock based compensation	$2,686,859	$2,179,430
Accrued compensation	–	743,193
Net operating loss carryforward-Federal	91,501	864,051
Net operating loss carryforward-State	16,612	92,250
Other	137	188
Total deferred tax assets:	2,795,109	3,879,112
Deferred Tax Liabilities:
Property and equipment	1,385	9,736
Total deferred tax liabilities:	1,385	9,736

Valuation Allowance	(2,793,724)	(3,869,376)
Net deferred tax assets	$–	$–

FASB ASC 740 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At October 31, 2018 and October 31, 2017, the net deferred tax asset was offset by a full valuation allowance.

Pursuant to Code Sec. 382 of the Internal Revenue Code (“the Code”), the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The Company underwent such a change in April 2018 and consequently, the net operating loss carryforward was adjusted to write off the portion that will expire unused. At October 31, 2018, the Company had net operating losses incurred during 2018 approximating $395,000, of which 80% are available to offset future taxable income indefinitely.

Certain of the above amounts reported for the year ended October 31, 2017 have been revised to conform with the current year presentation and to reflect the actual amounts that were reported in the Company’s tax filings.

IRS Penalties

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement. During the period that the appeal is being reviewed and a determination is made by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $70,000 of accrued tax penalties on the balance sheet as of October 31, 2018.

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

Issuances of Common Stock – Stock Compensation:

In connection with the Sale of the ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Operating Officer, the Chief Operating Officer agreed to forfeit 53,300,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Operating Officer 7,500,000 shares of newly issued common stock of the Company valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale. The Company has recorded $83,250 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2018.

In connection with the Sale of the ANU assets on February 5, 2018, and the immediate resignation and termination of the Company’s Chief Technology Officer, the Chief Technology Officer agreed to forfeit 23,850,000 warrants to purchase shares of the Company’s common stock held at the time of the resignation and the Company agreed to grant the Chief Technology Officer 7,500,000 shares of newly issued common stock of the Company valued at $0.011 per share, the closing price of the common stock of the Company on the date of the Sale. The Company has recorded $83,250 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2018.

Effective April 13, 2018, the CFO and CSO were each granted 4,675,439 and 2,092,105 shares of common stock of the Company, respectively valued at $0.0124 per share based on the closing price of the common stock of the Company on the effective date of the grant. The newly granted shares vest immediately and the Company has recorded stock-based compensation of $57,975 and $25,942, respectively, during the year ended October 31, 2018.

On April 23, 2018, in connection with the Reorganization, the Company agreed to issue to MBA an aggregate of 222,425,073 shares of its common stock associated with Mr. Iglesias’s agreement to serve as the Company’s Chief Executive Officer. The common stock was valued at $0.0124 per share based on the closing price of the common stock of the Company on the effective date of Reorganization. The newly issued shares vest immediately and the Company has recorded stock-based compensation of $2,758,071 during the year ended October 31, 2018.

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

During September 2018, in consideration for agreeing to serve as the Company’s Chief Medical Officer (“CMO”) and render other medical consulting and advisory services to the Company, the Board approved the issuance to the CMO of 2,500,000 shares of unregistered common stock valued at $0.0138 per share, the closing price of the common stock of the Company on that date. The Company recorded $34,500 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2018. In connection with the CMO’s appointment to the Board of Directors of the Company during February 2019, during May 2019 and August 2019, the Board approved the issuance to the CMO of 2,000,000 and 3,000,000 shares, respectively, of unregistered common stock valued at $0.025 per share and $0.028 per share, respectively, the closing price of the common stock of the Company on the grant dates. The Company will record $50,000 and $84,000, during the quarters ended July 31, 2019 and October 31, 2019, respectively, of stock-based compensation expense based fair value of these shares on the grant date.

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

As described in Note 14, upon execution of the VP Agreements, each of the Sales Executives were granted 1,000,000 shares of unregistered common stock of the Company valued at $0.035 per share, the closing price of the common stock of the Company on the grant date. The Company will record $35,000 of stock-based compensation expense on the grant date for each issuance. The VP Agreements also provide teach Sales Executives the right to receive an additional 750,000 shares of common stock at the end of each quarterly anniversary of the VP Agreements throughout the Initial Term (maximum 9,000,000 shares) (“Performance Shares”), provided that the VP Agreements remain in effect during the applicable quarterly period. The vesting of the Performance Shares may also be accelerated based on achievement of certain revenue milestones. The Company will record stock-based compensation expense for each respective quarterly period that the Performance Shares vest.

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

The Company valued the above warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate of 1.79%, (2) term of 10 years, (3) expected stock volatility of 152%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $1,879,380 of which $1,722,765 has been amortized during the year ended October 31, 2017, and the remaining $156,615 has been amortized during the year ended October 31, 2018.

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

A summary of warrant activity for the years ended October 31, 2017 and 2018 are presented below.

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2016	1,737,484	$0.75	3.01	$–
Granted	156,400,000	$0.05	9.90	$–
Exercised	–	$–
Expired/Forfeited	–	$–
Outstanding at October 31, 2017	158,137,484	$0.05	9.02	$–

Exercisable at October 31, 2017	155,487,484	$0.05	9.02	$–

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2017	158,137,484	$0.05	9.02	$–
Granted	–	$–	–	$–
Exercised	77,300,000	$0.04	8.20	$–
Expired/Forfeited	77,150,000	$0.04	8.17	$–
Outstanding and exercisable at October 31, 2018	3,687,484	$0.41	1.14	$–

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

In connection with the amendment to the Chief Science Officer’s employment agreement on April 6, 2018, the terms of the 10,000,000 and 13,850,000 warrants to purchase common shares of the Company previously granted to the Chief Science Officer described above were modified to provide that in the event of an occurrence of a change in control or termination of the employment (as defined in the agreement), pursuant to the terms thereof, the exercise price for all outstanding warrants granted to the Chief Science Officer to purchase common stock of the Company during the term of her employment agreement shall be reduced to $0.001 per share. The Company valued the repricing of the warrants based on the date of the modification using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.58%, (2) remaining term of 8.6 years - 8.9 years, (3) expected stock volatility of 68%, and (4) expected dividend rate of 0%. The grant date fair value of the modified warrants originally issued during November 2016 and March 2017 was $100,000 and $138,500, respectively. The Company recorded the expense for the total amount associated with modification of $238,500 at the time of the Reorganization, the event which triggered the vesting provision associated with the modification (see Note 5).

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

All of Ethan NY’s obligations under the Ethan Lease are recourse only to the assets at Ethan NY, except for certain obligations under the Ethan Lease that were guaranteed by a former employee. Under the terms of the Ethan Lease, the obligations of Ethan NY for future rents are to be mitigated based on the amount of any future rents that are received for the rental of the leased premises to other tenants during the initial term. During August 2016, Ethan NY received confirmation that the leased premises had been leased to another tenant. In connection with the termination of the Ethan Lease, Ethan NY has made several unsuccessful attempts to contact the landlord for the purpose of obtaining a settlement and release for any amounts that the landlord may claim are owing under the Ethan Lease, if any. Ethan NY is not aware of any claim pending or threatened in connection with the Ethan Lease. At October 31, 2017 and 2018, Ethan NY has recorded in liabilities of discontinued operations the amount of rent obligations through June 30, 2016 and a reserve for estimated losses in connection with termination of the Ethan Lease of $101,905 and $101,905, respectively.

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

The minimum lease payments pursuant to the Equipment Lease and office lease are as follows:

Year Ended	Minimum
October 31,	Rent
2019	$88,956
2020	83,156
2021	54,156
2022	54,156
2023	18,052
Total	$298,476

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

Private Placement Of Convertible 6% Debentures

As more fully described in Note 9, the remaining outstanding Convertible Debentures (the principal and all accrued but unpaid interest thereon) contained provisions that under certain conditions, provided the ability of the holders of the Convertible Debentures at their option at any time, from time to time to convert into shares of the common stock of the Company. The conversion prices were based on the Company completing a contemplated pending reverse split at the Company’s sole discretion (which the Company elected not to pursue) or at conversion prices greatly in excess of the historical prices of the Company’s common stock and reasonably expected prices of the Company’s common stock to be realized during the term of the Convertible Debentures. As a result, none of the Convertible Debentures have been or are expected to be converted in accordance with their conversion provisions. The contingent rights to convert for certain of the convertible debentures did not result in any underlying value attributable to the fair value of the embedded derivatives liabilities associated with respective Convertible Debentures.

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

In connection with an independent valuation using a Black-Scholes option model, the fair value of the warrants issued were determined to be $34,949. As described above, the vesting of the warrants are contingent upon the completion of future events. At the time of issuance, the Company estimated that the warrants would be fully vested by December 31, 2017. The Company has recorded amortization expense totaling $6,889 and $27,960 during the year ended October 31, 2018 and 2017, respectively, as additional stock-based compensation.

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

Non-controlling interests in Mint Organics and Mint Organics Florida

The Company’s non-controlling interests in Mint Organics and Mint Organics Florida at October 31, 2017 and October 31, 2018 are determined based on the pro rata equity percentage held by the non-controlling equity holders of Mint Organics and Mint Organics Florida during each of the respective periods, provided however, that the carrying amount of non-controlling interests shall not be negative.

At October 31, 2018 and 2017, the non controlling interests of Mint Organics Inc. and Mint Organics Florida were 22.5% and 4.0% and 45.0% and 1.0%, respectively. As of October 31, 2018 and 2017, the non-controlling interests representing the minority interest’s share of both Mint Organics and Mint Organics Florida equity were $42,977 and $52,744, respectively.

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

The following summarizes the carrying amounts of the assets and liabilities of Ethan NY at October 31, 2018 and 2017 (see Note 14):

	October 31,
	2018	2017

Assets	$–	$–

Liabilities:

Accounts Payable	$94,835	$94,835
Accrued Expenses	31,016	31,016
	$125,851	$125,851

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

The following are amounts related to the Referral and Product Sales and the MMTC businesses included in the accompanying consolidated financial statements for the year ended October 31, 2018 and 2017:

	Year Ended October 31,
	2018	2017

Revenues:
Referrals and product sales	$964,530	$569,845
MMTC Activities	–	–
Total revenues	$964,530	$569,845

Gross profit (loss):
Referrals and product sales	$755,232	$409,219
MMTC Activities	–	–
Gross profit (loss)	$755,232	$409,219

Net gain (loss) from operations:
Referrals and product sales	$(3,498,219)	$(8,802,678)
MMTC Activities	66,806	(309,841)
Net gain (loss) operations	$(3,431,413)	$(9,112,519)

	October 31, 2018	October 31, 2017
Total assets:
Referrals and product sales	$117,040	$375,522
MMTC Activities	–	1,258
Total	$117,040	$376,780

NOTE 18 – SUBSEQUENT EVENTS

Several subsequent events are disclosed in Notes 4, 5, 8, 9, 12, 13, 14, and 15. There were no other subsequent events for disclosure purposes.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2018, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of October 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Based on that evaluation under this framework, our management concluded that as of October 31, 2018, our internal control over financial reporting was not effective because of the following material weaknesses:

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

●

The Company’s Board of Directors at October 31, 2018 were solely comprised of one outside director and the remaining directors served also as the executive management of the Company. The Board does not have an audit committee or an independent audit committee financial expert nor did it have either one at October 31, 2018. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert, is an important entity-level control over the Company’s financial statements.

The Company did not file this Annual Report on Form 10-K or the three quarterly reports on Form 10-Q for the fiscal quarters January 31, 2018, April 30, 2018 and July 31, 2018 by their required due dates. In addition, the Company has not filed the three quarterly reports on Form 10-Q for the fiscal quarters ended January 31, 2019, April 30, 2019 and July 31, 2019 and the Annual Report on Form 10-K for the fiscal year end October 31, 2019 within the appropriate filing deadlines. The Company has been delinquent in our filings with the SEC under the Securities Exchange Act of 1934, as amended. This delinquency is due to the Company’s limited financial and personnel resources.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, in addition to the engagement of Ian T. Bothwell as the Chief Financial Officer (Principal Financial and Accounting Officer) of the Company in November 2016, the Company in May 2019 hired a new accountant to fill the vacancy of the prior accountant that resigned in October 2018. In addition, the Company has increased its other administrative support personnel since May 2019.

As part of the Reorganization, the Company had begun efforts to further automate its accounting and sales ordering functions and the Company’s Board was reconstituted to include an independent director. In February 2019, the Company appointed another independent director. If and when the Company obtains sufficient capital resources, the Company intends to elect other independent directors and hire additional personnel with sufficient U.S. GAAP knowledge and business experience and to segregate appropriate duties among them. As stated above, currently two of our directors are deemed to be “independent”.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name:	Age:	Position:	Director Since:
Manuel E. Iglesias	64	Director	April 13, 2018
Albert Mitrani	65	Acting Chief Executive Officer, Chief Operating Officer, President, Secretary and Director (Principal Executive Officer)	June 24, 2015
Robert W. Zucker	65	Director	May 29, 2018
Dr. George Shapiro	59	Director and Chief Medical Officer	February 7, 2019
Dr. Maria I. Mitrani	39	Chief Science Officer, VP and Director	August 14, 2019 November 4, 2016-April 13, 2018
Ian T. Bothwell	59	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	September 11, 2019 March 8, 2017-April 13, 2018

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

Professional Experience

Manuel E. Iglesias was elected and served as our Chief Executive Officer from April 13, 2018 until his removal in September 2019. Mr. Iglesias has served as a member of the Board of Directors of the Company since April 13, 2018. In 2007, Mr. Iglesias founded Hygea Holdings Corp. and up until April 2018, served as its Chief Executive Officer. From 1988 to 2007, Mr. Iglesias served as the Chairman of the Board of Directors of Management and Business Associates, LLC, a management company based in Coral Gables, FL. He earned an MBA and JD from the University of Chicago in 1981 and 1979, respectively, and a B.S. in International Affairs from Georgetown University in 1976.

Albert Mitrani has been serving as our President, Secretary, Treasurer and a member of the Board of Directors since June 24, 2015. Mr. Mitrani has also been serving as our Acting Chief Executive Officer since September 2019. Mr. Mitrani was also our Chief Executive Officer and Chairman of the Board from June 24, 2015 until April 13, 2018. Mr. Mitrani served as the Chief Executive Officer of Analytical Stem Cell Corp. from April 2014 through May 2015. Analytical Stem Cell was involved in stem cell research and patient treatment referral centers. From February 2012 through March 2014 Mr. Mitrani was the Chief Executive Officer of Americell Trinidad and the President of ASCAAC LLC (American Stem Cell) from March 2011 through January 2013. Mr. Mitrani was the Chief Executive Officer of American Cellular Center Quito Ecuador from 2009 through 2012.

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

Dr. George Shapiro was elected as a member of the Board of Directors of the Company effective February 2019. Since September 2018, Dr. Shapiro has served as the Company’s Chief Medical Officer. George C. Shapiro has been in practice for over 27 years. His career in medicine began in 1988 when he graduated from New York Medical College. An internship and residency then followed at Albert Einstein college of Medicine, after which, Dr. Shapiro completed a Cardiovascular Disease fellowship at Columbia University College of Physicians and Surgeons in 1994. Dr. Shapiro is currently a cardiologist in private practice.

Dr. Maria Ines Mitrani was elected as a member of the Board of Directors of the Company effective August 14, 2019. Dr. Mitrani previously served as a member of the Board of Directors of the Company from November 4, 2016 until her resignation in April 2018, when the Company executed a Plan and Agreement of Reorganization. Dr. Mitrani is a cofounder of the Company and is its Chief Science Officer. Dr. Mitrani previously served as the Executive Vice President of Analytical Stem Cell from 2014 to 2015. From 2012 to 2014, Dr. Mitrani served as the Executive Vice President, Medical Tourism Coordinator and Patient Referral Coordinator of Americell Trinidad, LLC. From 2008 to 2014, Dr. Mitrani was with the American Stem Cell & Anti-aging center where she co-founded the first autologous stem cell center in Quito, Ecuador. Dr. Mitrani received a degree in medicine from Universidad San Francisco de Quito, in Quito, Ecuador.

Dr. Mitrani is the spouse of Al Mitrani, Acting Chief Executive Officer, President, Chief Operating Officer, Co-Founder and a director of the Company.

Ian T. Bothwell was elected as a member of the Board of Directors of the Company effective September 11, 2019. Mr. Bothwell previously served as a member of the Board of Directors of the Company from March 8, 2017 until his resignation in April 2018, when the Company executed a Plan and Agreement of Reorganization. Mr. Bothwell serves as the Chief Financial Officer of the Company, a position he has held since November 4, 2016. From 2003 through November 2015, Mr. Bothwell served in various executive positions for Central Energy GP LLC, the general partner of Central Energy Partners LP, a previously publicly traded master limited partnership. From July 2007 through November 2015, Mr. Bothwell served as President and a director of Regional Enterprises, Inc. Since April 2007, Mr. Bothwell has served as the President and controlling member of Rover Advanced Technologies, LLC, a company formed to provide management solutions to the public transportation industry. Since 2015, Mr. Bothwell has also served as the President and controlling member of CountOnMe Inc., a company that provides software solutions for the educational industry. Mr. Bothwell received his Bachelor of Science in Business Administration from Boston University in 1984.

Family Relationships

Albert Mitrani, our President and Chief Operating Officer, and Dr. Maria I. Mitrani, our Chief Science Officer, are spouses.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended October 31, 2018 and up through the date of this filing, except as follows: Ian T. Bothwell filed a late Form 4 in August 2018 regarding the grant of common shares in April 2018, the exercise of warrants in April 2018 and the purchase of common shares in April 2018; Dr. Maria Ines Mitrani filed a late Form 4 in August 2018 regarding the grant of common shares in April 2018 and the exercise of warrants in April 2018; and Albert Mitrani filed a late Form 4 in August 2018 as a result of being the spouse Dr. Maria Ines Mitrani, who was a reporting person from the issuances and exercises described above; Mr. Manuel E. Iglesias filed a late Form 3 in August 2018 in connection with his appointment as an executive officer and director and the issuance of common shares in April 2018; Mr. Robert W. Zucker filed a late Form 3 in August 2018 in connection with his appointment as a director and a late Form 5 in February 2020 regarding the grant of common shares in August 2019. Mr. George Shapiro filed a late Form 5 in February 2020 in connection with his appointment as a director in February 2019 and the grant of common shares in February 2019 and August 2019.

In addition to the above, Mr. Manuel E. Iglesias, Mr. Ian Bothwell and Ms. Maria Ines Mitrani each filed a late form 13D report in August 2018.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended October 31, 2018; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended October 31, 2018 whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended October 31, 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Consideration ($)	Total Actually Received ($)

Manuel Iglesias,	2018	-0-	-0-	2,758,071(1)	-0-	-0-	-0-	-0-	2,758,071
CEO (1), (8)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Albert Mitrani - CEO, President	2018	264,343(9)	-0-	-0-	-0-	-0-	-0-	27,503 (14)	291,846
Secretary and Treasurer (2) (8)	2017	360,000(9)	100,000 (15)	-0-	-0-	-0-	-0-	38,071 (14)	498,071

Dr. Maria I. Mitrani, VP and	2018	224,726 (10)	-0-	25,942 (3)	238,500 (3)	-0-	-0-	-0-	489,168
Chief Science Officer (3)	2017	282,252 (10)	50,000 (16)	-0-	863,845 (3)	-0-	-0-	-0-	1,196,097

Ian T. Bothwell,	2018	251,685(11)	-0-	57,975 (4)	533,000 (4)	-0-	-0-	-0-	842,660
Chief Financial Officer (4)	2017	390,000(11)	35,000 (17)	-0-	2,146,345 (4)	-0-	-0-	-0-	2,571,345

Dr. Bruce Werber,	2018	95,671 (12)	-0-	83,250 (5)	-0-	-0-	-0-	-0-	178,921
Chief Operating Officer (5) (7)	2017	390,000(12)	35,000 (18)	-0-	2,302,930 (5)	-0-	-0-	-0-	2,727,930

Terrell Suddarth,	2018	79,726 (13)	-0-	83,250 (6)	-0-	-0-	-0-	-0-	162,976
Chief Technology Officer (6) (7)	2017	192,742 (13)	140,000 (19)	-0-	469,845 (6)	-0-	-0-	-0-	802,587

(1)	Mr. Iglesias was appointed as the Chief Executive Office and principal executive officer in April 2018. Mr. Iglesias was removed as Chief Executive Officer and principal executive officer in September 2019. Mr. Iglesias did not receive any salary for his services during the year ended October 31, 2018. In connection with the Reorganization, Management and Business Associates, LLC, an entity of which Manuel E. Iglesias has voting and dispositive control. The Company has recorded $2,758,071 of stock compensation expense associated with the issuance of the shares referred to above and Mr. Iglesias’s agreement to serve as the Company’s Chief Executive Officer.
(2)	Albert Mitrani was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company on June 24, 2015. He was replaced as Chief Executive Officer in April 2018. He was appointed as Acting Chief Executive Officer and principal executive officer in September 2019.

(3)	Dr. Maria I. Mitrani is Albert Mitrani’s wife. Dr. Maria I. Mitrani was appointed as the Vice President and Chief Science Officer of the Company on November 4, 2016. Prior to that date, Ms. Mitrani performed services to the Company through a consulting arrangement between the Company and MariLuna LLC, a limited liability company owned by Dr. Mitrani. Dr. Mitrani received warrants to purchase 10,000,000 common shares of the Company in connection with her employment agreement dated November 4, 2016 and an additional grant of warrants to purchase 13,850,000 common shares of the Company in connection with a bonus granted on March 8, 2017 with a grant value of $591,000 and $272,845 respectively. All warrants granted to Dr. Mitrani vested immediately. During April 2018, Dr. Mitrani’s employment agreement was amended to provide for a reduction in the exercise price of her warrants to $0.001 per share in the event of a change in control. The value of the warrant modification was $238,500 which vested at the time of the Reorganization when the change in control event was triggered. Effective April 13, 2018, Dr. Mitrani was granted 2,092,105 shares of common stock of the Company with a grant value of $25,942. See Notes 12 and 13 to the October 31, 2018 audited consolidated financial statements for a description of the assumptions used in determining the value of warrants granted, the warrants modified and the stock granted.
(4)	Ian Bothwell was appointed as the Chief Financial Officer of the Company on November 4, 2016. Mr. Bothwell received warrants to purchase 31,800,000 common shares of the Company in connection with his employment agreement dated November 4, 2016 and an additional grant of warrants to purchase 21,500,000 common shares of the Company in connection with a bonus granted on March 8, 2017 with a grant value of $1,879,380 and $423,550 respectively. As of October 31, 2017, $2,146,315 of the costs associated with the warrants granted to Mr. Bothwell were vested ($156,615 unvested). During April 2018, Mr. Bothwell’s employment agreement was amended to provide for a reduction in the exercise price of his warrants to $0.001 per share in the event of a change in control. The value of the warrant modification was $533,000 which vested at the time of the Reorganization when the change in control event was triggered. Effective April 13, 2018, Mr. Bothwell was granted 4,675,439 shares of common stock of the Company with a grant value of $57,975. See Notes 12 and 13 to the October 31, 2018 audited consolidated financial statements for a description of the assumptions used in determining the value of warrants granted, the warrants modified and the stock granted.
(5)	Dr. Bruce Werber was appointed as the Chief Operating Officer of the Company on November 4, 2016. Dr. Werber resigned in February 2018. Dr. Werber received warrants to purchase 31,800,000 common shares of the Company in connection with his employment agreement dated November 4, 2016 and an additional grant of warrants to purchase 21,500,000 common shares of the Company in connection with a bonus granted on March 8, 2017 with a grant value of $1,879,380 and $423,550 respectively. All warrants granted to Dr. Werber vested immediately. See Note 13 to the October 31, 2017 audited consolidated financial statements for a description of the assumptions used in determining the value of warrants granted). In connection with Dr. Werber’s resignation in February 2018, Dr. Werber forfeited all accrued and unpaid compensation owed as of the date of the Sale and all the warrants he previously received in connection with his employment agreement in exchange for receiving 7,500,000 shares of common stock with a grant value of $83,250.
(6)	Terrell Suddarth was appointed as the Chief Technology Officer of the Company on March 8, 2017. Mr. Suddarth received warrants to purchase 23,850,000 common shares of the Company in connection with his employment agreement dated March 8, 2017 with a grant value of $469,845. All warrants granted to Mr. Suddarth were fully vested at October 31, 2017. See Note 13 to the October 31, 2017 audited consolidated financial statements for a description of the assumptions used in determining the value of warrants granted). In connection with Mr. Suddarth’s resignation in February 2018, Mr. Suddarth forfeited all accrued and unpaid compensation owed as of the date of the Sale and all the warrants he previously received in connection with his employment agreement in exchange for receiving 7,500,000 shares of common stock with a grant value of $83,250.
(7)	In connection with Sale of ANU assets on February 5, 2018, Dr. Werber and Mr. Suddarth each entered into a Separation and General Release Agreement with the Company effective upon the closing of the Sale which provided for the immediate resignation of Dr. Werber and Mr. Suddarth of all their respective executive and Board of Director positions held with the Company and/or any of the Company’s subsidiaries, and termination and settlement of all obligations of each party to the other pursuant to the respective employment agreements, including the release of all rights the Company may have held in any intellectual property of Werber and Suddarth and any non-compete restrictions on Werber and Suddarth. In connection with such releases, Dr. Werber and Mr. Suddarth each agreed to forfeit all warrants previously granted and outstanding (warrants to purchase 53,300,000 and 23,850,000 shares of common stock of the Company, respectively), forfeit any and all accrued and unpaid amounts owing under the employment agreements for past due wages, benefits, severance obligations, unreimbursed expenses and any other obligations owing to one another as of the date of the Sale in exchange for a grant of 7,500,000 shares of restricted common stock of the Company to each of Dr. Werber and Mr. Suddarth (the grant date fair value of the newly issued shares issued to each of Dr. Werber and Mr. Suddarth was $83,250).
(8)	Effective April 13, 2018, in connection with Reorganization, Manuel Iglesias replaced Albert Mitrani as the Chief Executive Officer of the Company, Ian Bothwell resigned from the Board of Directors of the Company and Dr. Maria Mitrani resigned from the Board of Directors of the Company. In addition, effective April 13, 2018, Albert Mitrani, Ian Bothwell, and Dr. Maria Mitrani, each agreed to terminate their respective executive employment agreements, dated November 4, 2016, as amended, in favor of new employment agreements (“April 2018 Executive Employment Agreements”) and Albert Mitrani, Ian Bothwell and Dr. Maria Mitrani each agreed to release the Company for all amounts owing to them for unpaid salaries through the Effective Date and advances and/or expenses incurred prior to December 31, 2017.

(9)	$12,659 and $460,723 of salary and commissions were accrued and unpaid at October 31, 2018 and 2017, respectively. During April 2018 in connection with the Reorganization, a total of $480,304 of accrued and unpaid salary was forfeited and written off.
(10)	$22,210 and $372,799 of salary was accrued and unpaid at October 31, 2018 and 2017, respectively. During April 2018 in connection with the Reorganization, a total of $401,089 of accrued and unpaid salary was forfeited and written off.
(11)	$44,824 and $352,857 of salary was accrued and unpaid at October 31, 2018 and 2017, respectively. During April 2018 in connection with the Reorganization, a total of $486,938 of accrued and unpaid salary was forfeited and written off.
(12)	$0 and $372,742 of salary was accrued and unpaid at October 31, 2018 and 2017, respectively. During February 2018 in connection with the Sale, a total of $467,670 of accrued and unpaid salary was forfeited and written off.
(13)	$0 and $192,742 of salary was accrued and unpaid at October 31, 2018 and 2017, respectively. During February 2018 in connection with the Sale, a total of $271,818 of accrued and unpaid salary was forfeited and written off.
(14)	Albert Mitrani’s and his wife, Dr. Maria I. Mitrani, received benefits totaling approximately $27,503 and $38,071 during the fiscal year ended October 31, 2018 and 2017, respectively.
(15)	In connection with Mr. Mitrani’s employment agreement dated November 4, 2016, Mr. Mitrani was entitled to receive a signing bonus of $100,000, to be paid upon the Company having available cash. The signing bonus was not paid as of October 31, 2017 and was subsequently forfeited and written off in connection with the Reorganization in April 2018.
(16)	In connection with Dr. Maria Mitrani’s employment agreement dated November 4, 2016, Dr. Maria Mitrani was entitled to receive a signing bonus of $50,000, to be paid upon the Company having available cash. The signing bonus was not paid as of October 31, 2017 and was subsequently forfeited and written off in connection with the Reorganization in April 2018.
(17)	In connection with Mr. Bothwell’s employment agreement dated November 4, 2016, Mr. Bothwell was entitled to receive a signing bonus of $35,000, to be paid upon the Company having available cash. The signing bonus was not paid as of October 31, 2017 and was subsequently forfeited and written off in connection with the Reorganization in April 2018.
(18)	In connection with Dr. Werber’s employment agreement dated November 4, 2016, Dr. Werber was entitled to receive a signing bonus of $35,000, to be paid upon the Company having available cash. The signing bonus was not paid as of October 31, 2017 and in connection with the Sale, the $35,000 was subsequently forfeited and written off.
(19)	In connection with Mr. Suddarth’s employment agreement dated March 8, 2017, Mr. Suddarth was entitled to receive a signing bonus of $35,000, and $105,000 in additional bonus’ based on achievement of certain milestones that were achieved during the year ended October 31, 2017, to be paid upon the Company having available cash. The bonus’ were not paid as of October 31, 2017 and in connection with the Sale, the $140,000 was subsequently forfeited and written off.

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of October 31, 2018. The Company does not currently have an equity incentive plan but intends to adopt one in the future.

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

April 2018 Executive Employment Agreements

Pursuant to Albert Mitrani’s April 2018 Executive Employment Agreement, Mr. Mitrani shall serve as the Company’s President and Chief Operating Officer. Mr. Mitrani’s base annual salary is $162,500, which shall accrue commencing on the Effective Date and shall be payable in equal semi-monthly installments, commencing May 1, 2018, in arrears. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term. Mr. Mitrani is also entitled to a commission on all sales attributable to him (i.e., excluding existing customers of the Company at the time of the Reorganization) at the rate of five percent (5%) of the "Net Sales" as defined in the agreement and an expense allowance of $5,000 per month.

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

Director Compensation

No director received or accrued any compensation for his or her services as a director during the fiscal year ended October 31, 2018.

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

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 21, 2020, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding voting capital stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our capital stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

The percentages below are calculated based on 548,586,805 shares of common stock outstanding as of February 21, 2020. Except as noted, the business address of the persons listed below is c/o Organicell Regenerative Medicine, Inc. at 4045 Sheridan Ave., #239, Miami Beach, FL 33140.

NAME	TITLE	COMMON SHARES	PERCENTAGE (1)
Officer and Directors
Manuel E. Iglesias (2)	Director	215,425,073	39.27%
Albert Mitrani (3)	Acting Chief Executive Officer, President and Director	97,955,190	17.86%
Maria Mitrani (4)	Chief Science Officer and Director	97,955,190	17.86%
Ian Bothwell	Chief Financial Officer and Director	55,300,000	10.08%
Robert Zucker	Director	5,000,000	0.91%
George Shapiro	Director	7,500,000	1.37%

All officers and directors as a group (6 persons)	--	381,180,263	69.48%

5% Stockholders (5)
Republic Asset Holdings LLC (6)	--	40,000,000	7.29%

(1)	Based on 548,586,805 shares of common stock outstanding as of February 21, 2020.
(2)	Held indirectly by Management and Business Associates, LLC, an entity of which Manuel E. Iglesias has voting and dispositive control.
(3)	Includes 23,850,000 shares of common stock held by Maria Mitrani, Albert Mitrani’s wife.
(4)	Includes 74,105,190 shares of common stock held by Albert Mitrani, Maria Mitrani’s husband.
(5)	The Company has not received any filings by a third party indicating beneficial ownership of more than 5% of our outstanding voting capital stock that are not listed herein.
(6)	102 NE 2nd Street, Boca Raton, FL 33432

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans.

Changes in Control

On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization”) whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of common stock, par value $0.001 per share of the Company, representing at the time, 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for MBA’s founder and Chief Executive Officer, Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company. The Reorganization was retroactive as of April 13, 2018 (“Effective Date”). The Reorganization also provided for the cancelation and termination of the Company’s previously issued and outstanding Series A Preferred Stock and Series B Preferred Stock. As a result of the above Reorganization, Mr. Iglesias at the time acquired controlling interest of the Company. Currently Mr. Iglesias’ beneficial ownership of the Company is 39.27% As a result, Mr. Iglesias, has the ability to significantly influence the outcome of issues submitted to our stockholders. In addition, the total beneficial ownership held by our officers and directors as a group is approximately 69.48% As a consequence, it may be difficult for the other stockholders to remove our management. The ownership / control by these officers/directors could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

As of March 29, 2017, the Mr. Bothwell and Dr. Werber, were owed $150,000 and $150,000, respectively, by the Company for advances and unreimbursed expenses in connection with the Company’s operations through March 29, 2017. On March 29, 2017, in connection with the SPA (see Note 9), the advances and unreimbursed expenses owed to Mr. Bothwell and Dr. Werber totaling $300,000 were converted and incorporated in the initial tranche funding amounts as provided for in the SPA. As a result of the conversion, the advances and unreimbursed expenses became secured obligations of the Company, and were payable, convertible into common shares of the Company in accordance with the terms of the SPA. Mr. Bothwell and Dr. Werber were also each granted 1,000,000 common shares of the Company valued at $31,840 based on the closing price of the common stock of the Company on the date the stock was issued. On February 5, 2018, in connection with the Sale, all amounts owed to the Mr. Bothwell and Dr. Werber in connection with the SPA were repaid.

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

On March 8, 2017, Mint Organics, Inc. issued warrants to the Mr. Mitrani, Dr. Mitrani and Mr. Bothwell to each purchase 79 shares of the Class A Common Stock, of Mint Organics, Inc., vesting on the date Mint Organics, Inc., through one of its subsidiaries, obtains a license from any state to dispense cannabis until the fifth anniversary thereof at an exercise price of $0.001 per share.

During February 2017, the Company sold 250,000 shares of its common stock to Dr. Werber’s daughter at $0.04 per share for an aggregate purchase price of $10,000 based on the closing price of the common stock of the Company on the date the stock was issued.

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

For the year ended October 31, 2018, the total amount of sales to customers related to our board of director members and/or employees of the Company totaled $19,550.

From time to time, Mr. Iglesias and Mr. Bothwell and/or their respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. In addition, the Company has not provided Mr. Bothwell required salary payments and certain expense reimbursements since July 2018. As of October 31, 2018, $214,148 and $78,626 are owed to Mr. Iglesias and Mr. Bothwell and/or their respective affiliates, respectively.

Mr. Iglesias has also provided a personal guaranty in connection with amounts required to paid under the Credit Facility.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Nevertheless we believe that both Robert Zucker qualifies as independent under the applicable standards of the SEC and the NASDAQ stock market.

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

Audit Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2018 and October 31, 2017 for professional services rendered by our principal accountants for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Marcum LLP

Fiscal Year Ended October 31, 2018:	$175,000

Fiscal Year Ended October 31, 2017:	$137,000

GBH CPAs, PC

Fiscal Year Ended October 31, 2018:	$–

Fiscal Year Ended October 31, 2017:	$32,000

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2018 and 2017 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended October 31, 2018:	$–

Fiscal Year Ended October 31, 2017:	$–

Tax Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2018 and 2017 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Fiscal Year Ended October 31, 2018:	$–

Fiscal Year Ended October 31, 2017:	$–

All Other Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2018 and 2017 for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended October 31, 2018:	$–

Fiscal Year Ended October 31, 2017:	$–

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No:	Description:

2.1	Plan and Agreement of Reorganization, dated April 23, 2018, between Management and Business Associates, LLC and Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 26, 2018 and incorporated by reference herein)

3.1	Articles of Incorporation, as amended (Filed as an exhibit to Registration Statement on Form S-1 filed on September 4, 2012 (File No: 333-183710) and incorporated by reference herein)

3.2	Certificate of Amendment to the Articles of Incorporation (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)

3.3	Amendment to the Certificate of Incorporation of Biotech Products Services and Research, Inc., filed with the Secretary of State of Nevada on July 22, 2017, effective July 10, 2017 (Filed as an exhibit to Form 10-K for the fiscal year ended October 31, 2016 filed on July 7, 2017 and incorporated by reference herein)

3.4	Series A Non-Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)

3.5	Amendment to Certificate of Designation of Series A Non-Convertible Preferred Stock of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

3.6	Series B Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)

3.7	Amendment to the Certificate of Incorporation of Biotech Products Services and Research, Inc., filed with the Secretary of State of Nevada on May 21, 2018, effective June 20, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)

3.8	Certificate of Correction filed with the Secretary of State of Nevada on June 18, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)

3.9	Certificate of Withdrawal filed with the Secretary of State of Nevada on June 14, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)

3.10	Amended and Restated By-laws of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

3.11	Second Amended and Restated By-laws of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on December 18, 2017 and incorporated by reference herein)

10.1	Stock Purchase Agreement dated October 30, 2015 between Biotech Products Services and Research, Inc. and John Goodhew (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)

10.2	Series A Non-Convertible Preferred Stock Share Exchange Agreement, dated November 1, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)

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

10.10	Amendment No. 1 , dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.11	Employment Agreement, dated March 8, 2017, between Biotech Products Services and Research, Inc. and Terrell Suddarth (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.12	Warrant, dated November 4, 2016, issued to Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.13	Warrant, dated November 4, 2016, issued to Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.14	Warrant, dated November 4, 2016, issued to Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

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

10.25	Lease Agreement, dated May 23, 2017, by and between Sunwest Office Park, LLC and Anu Life Sciences, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 23, 2017 and incorporated by reference herein)

10.26	Asset Purchase Agreement, dated February 5, 2018, by and among Vera Acquisition, LLC, Anu Life Sciences, Inc., Biotech Products Services and Research, Inc. and Controlling Stockholders, and General Surgical Florida, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)

10.27	Distribution Agreement, dated February 5, 2018, by and between Vera Acquisition, LLC, and Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)

10.28	Separation and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo, and Mint Organics, Inc., Mint Organics Florida, Inc., Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)

10.29	Share Purchase and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo and Biotech Products Services and Research, Inc. and Mint Organics, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)

10.30	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)

10.31	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Maria I. Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)

10.32	Form of Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on April 26, 2018 and incorporated by reference herein)

10.33	Form of 2018 6% Convertible Debenture Issued by Biotech Products Services And Research, Inc., a Nevada corporation (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial and Accounting Officer

101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

138

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANICELL REGENERATIVE MEDICINE, INC.

By:	/s/ ALBERT MITRANI
Albert Mitrani
Acting Chief Executive Officer
(Principal Executive Officer)

March 6, 2020

By:	/s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 6, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ALBERT MITRANI	Acting Chief Executive Officer, President,	March 6, 2020
Albert Mitrani	Chief Operating Officer and Secretary,
Director (Principal Executive Officer)

/s/ IAN T. BOTHWELL	Chief Financial Officer, Director	March 6, 2020
Ian T. Bothwell	(Principal Financial and Accounting Officer)

/s/ MARIA MITRANI	Chief Science Officer, Director	March 6, 2020
Maria Mitrani

/s/ GEORGE SHAPIRO	Director	March 6, 2020
George Shapiro

/s/ MANUEL E. IGLESIAS	Director	March 6, 2020
Manuel E. Iglesias

/s/ ROBERT W. ZUCKER	Director	March 6, 2020
Robert Zucker

139