Form 10-Q
period 2019-01-31
Organicell Regenerative Medicine, Inc.
filed 2020-10-16
CIK 1557376

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_]     No [X]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes [_]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[_]	Accelerated Filer	[_]

Non-Accelerated Filer	[X]	(Do not check if a smaller reporting company)	[X]

Smaller reporting company

		Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]     No [X]

There were 875,194,450 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of September 30, 2020.

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

The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. The Company’s actual results may differ materially from those anticipated, estimated, projected or expected by management. When considering forward-looking statements, please read “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018, which is incorporated by reference.

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

Part I – FINANCIAL INFORMATION

Item 1. - Financial Statements

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
ASSETS	2019	2018
Current Assets
Cash	$12,040	$43,016
Accounts receivable, net of allowance for bad debts	26,580	48,025
Prepaid expenses	26,903	15,221
Inventories	2,611	–
Total Current Assets	68,134	106,262

Property and equipment, net	5,286	5,778
Security deposits	5,000	5,000
TOTAL ASSETS	$78,420	$117,040

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$501,603	$476,833
Accrued liabilities to management	465,213	327,662
Notes payable	60,000	60,000
Convertible debentures	320,000	320,000
Deferred revenue	5,840	21,520
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	1,478,507	1,331,866

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 443,490,110 and 436,490,110 shares issued and outstanding, respectively	443,490	436,490
Additional paid-in capital	12,905,884	12,853,608
Accumulated deficit	(14,792,098)	(14,547,901)
Total stockholders’ deficit attributable to Organicell Regenerative Medicine, Inc.	(1,442,724)	(1,257,803)
Non-controlling interest	42,637	42,977
Total Stockholders’ Deficit	(1,400,087)	(1,214,826)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$78,420	$117,040

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,
	2019	2018

Revenues	$175,953	$417,630

Cost of revenues	45,419	78,817

Gross profit	130,534	338,813

General and administrative expenses	419,877	753,434

Loss from operations	(289,343)	(414,621)
Other income (expense)
Interest expense	(7,975)	(194,029)
Reduction of derivative liabilities	–	452,487
Other	52,781	–

Loss before taxes	(244,537)	(156,163)
Provision for income taxes	–	–
Net loss	(244,537)	(156,163)

Net loss attributable to the non-controlling interest	(340)	(24,038)

Net loss attributable to Organicell Regenerative Medicine, Inc.	$(244,197)	$(132,125)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	440,811,849	111,729,928

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Three Months Ended January 31, 2019 and 2018

(Unaudited)

	Preferred Stock						Additional		Total Stockholders’ Deficit Attributable	Non-	Total
	Series A		Series B		Common Stock		Paid In	Accumulated	To	Controlling	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Organicell	Interest	Deficit
Balance October 31, 2017	400	$–	–	$–	111,464,987	$111,465	$7,417,321	$(11,085,743)	$(3,556,957)	$52,744	$(3,504,213)

Proceeds from sale of common stock	–	–	–	–	4,062,500	4,063	60,937	–	65,000	–	65,000

Stock-based compensation	–	–	–	–	–	–	82,151	–	82,151	3,145	85,296

Net loss	–	–	–	–	–	–	–	(132,125)	(132,125)	(24,038)	(156,163)

Balance January 31, 2018	400	–	–	–	115,527,487	$115,528	$7,560,409	$(11,217,868)	$(3,541,932)	$31,851	$(3,510,080)

Balance October 31, 2018	–	–	–	–	436,490,110	$436,490	$12,853,608	$(14,547,901)	$(1,257,803)	$42,977	$(1,214,826)

Stock-based compensation	–	–	–	–	7,000,000	7,000	52,276	–	59,276	–	59,276

Net loss	–	–	–	–	–	–	–	(244,197)	(244,197)	(340)	(244,537)

Balance January 31, 2019	–	$–	–	$–	443,490,110	$443,490	$12,905,884	$(14,792,098)	$(1,442,724)	$42,637	$(1,400,087)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended January 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(244,537)	$(156,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	492	6,081
Bad debt expense	–	34,268
Stock-based compensation	59,276	85,296
Amortization of debt discount	–	165,786
Reduction of derivative liabilities	–	(452,487)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	21,445	(55,444)
Prepaid expenses	(11,682)	(32,419)
Inventories	(2,611)	58,235
Accounts payable and accrued expenses	24,770	(46,668)
Accrued liabilities to management	137,551	299,570
Deferred rent	–	1,948
Deferred revenue	(15,680)	28,560
Net cash used in operating activities	(30,976)	(63,437)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	–	(2,410)
Net cash (used in) provided by investing activities	–	(2,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	–	65,000
Net cash provided by financing activities	–	65,000

Increase (decrease) in cash	(30,976)	(847)
Cash at beginning of period	43,016	39,560
Cash at end of period	$12,040	$38,713

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$2,250	$23,945

The accompanying notes are an integral part of these consolidated financial statements.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organicell Regenerative Medicine, Inc. (formerly Biotech Products Services and Research, Inc.) (“Organicell” or the “Company”) was incorporated on August 9, 2011 in the State of Nevada. Until October 30, 2015, the Company’s business included the designing, manufacturing, and selling vending tricycles for commercial customers. Since June 2015, the Company has been engaged in the health care industry, principally focusing on supplying products and services related to the growing field of regenerative anti-aging medicine.

On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization”), whereby the Company issued to MBA an aggregate of 222,425,073 shares of its common stock of the Company, representing at the time 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer (“CEO”) and a member of the Board of the Company. The Reorganization was effective as of April 13, 2018 (“Effective Date”). The Reorganization also provided for the cancelation and termination of the Company’s previously issued and outstanding Series A Preferred Stock and Series B Preferred Stock. As a result of the above Reorganization, MBA acquired at the time a controlling interest of the Company (see Note 5).

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

For the three months ended January 31, 2019, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) and wholly owned subsidiary, with a business purpose to sell cellular therapy products to doctors and hospitals.

During the three months ended January 31, 2019, the Company revenues were principally derived from the sale and distribution of regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals. For the period November 1, 2018 through April 2019, the Company sold products produced and supplied through third party supply agreements. During February 2019, the Company began arranging to operate a new laboratory facility for the purpose of performing research and development, production and manufacturing of anti-aging and cellular therapy products. This new laboratory facility became operational in May 2019 and during the same period, the Company began producing and distributing the products that are being sold to its customers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended October 31, 2018 filed with the Securities and Exchange Commission.

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At January 31, 2019, the Company did not have any cash balances in financial institutions in excess of FDIC insurance coverage.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the three months ended January 31, 2019 and 2018, the Company recorded bad debt expense of $0 and $34,268, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. We provide reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At January 31, 2019, we determined that there were not any reserves required in connection with our finished goods.

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

Revenue Recognition

Effective November 1, 2018, the Company adopted FASB Accounting Standards Update (“ASU”) Topic 606 “Revenue from Contracts with Customers” which requires the Company to recognize revenue in amounts that reflect the prorata completion of the performance obligations of the Company required under the contracts. The Company applied the new standard using a modified retrospective approach.

The Company recognizes revenue only when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to receive in exchange for the good or service. Our performance obligations are satisfied and control is transferred at a point-in-time, which is typically when the transfer and title to the product sold has taken place and there is evidence of our customer’s satisfactory acceptance of the product shipment or delivery. Due to the nature of the Company’s sales transactions, this adoption did not have any impact to the Company’s financial statements for the three months ended January 31, 2019.

Net Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity.

At January 31, 2019, the Company had 3,687,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2019. At January 31, 2018, the Company had 158,137,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2018.

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the estimated fair value of the option or warrant.

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

For the three months ended January 31, 2019 and 2018, the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during those periods. During April 2018, there was a change in ownership which caused a change in control under IRC Section 382 (“Section 382 event”). Prior to the Section 382 event, the Company utilized a portion of its available net operating loss carryforwards to offset income through that date mainly resulting from the sale of ANU during February 2018. Any remaining net operating losses which had been carried forward from years ended October 31, 2017 and before the Section 382 event were lost. There is a full valuation allowance for three months ended January 31, 2019 and 2018.

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

During the period February 1, 2018 through the date of the repayment of the SPA on February 5, 2018, the Company recorded a loss of $186,890 associated with the change in fair value of the derivative liabilities from January 31, 2018, resulting in a net gain of $265,597 associated with the change in fair value of the derivative liabilities from October 31, 2017.

The Company did not have any convertible instruments outstanding at January 31, 2019 and October 31, 2018 that qualify as derivatives.

Recent Accounting Pronouncements

In February 2016, a pronouncement was issued by the FASB that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company does not expect that implementation of the new pronouncement will have a material impact to its financial statements.

Subsequent Events

The Company has evaluated subsequent events that occurred after January 31, 2019 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $289,343 for the three months ended January 31, 2019. In addition, the Company had an accumulated deficit of $14,792,098 at January 31, 2019. The Company had a negative working capital position of $1,410,373 at January 31, 2019.

In addition to the above, the outbreak of the novel coronavirus (“COVID-19”) during March 2020 and the resulting adverse public health developments and economic effects to the United States business environments have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect in connection with the COVID-19 outbreak and which currently still continue to have a negative impact to our business and the economy. These restrictions have adversely affected the Company’s sales, results of operations and financial condition. In response to the COVID-19 outbreak, the Company (a) has accelerated its research and development activities, particularly in regards to potential health benefits of the Company’s products in addressing various health concerns associated with COVID-19 and (b) is aggressively seeking to raise additional debt and/or equity financing to support working capital requirements until sale for its products to providers resumes to levels pre COVID-19.

As a result of the above, the Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless (a) the United States economy resumes to pre-COVID-19 conditions and (b) additional sources of working capital through operations or debt and/or equity financings are realized. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) the effects of the COVID-19 crisis resume to pre-COVID 19 market conditions, (2) the Company will be able to establish a stabilized source of revenues, (3) obligations to the Company’s creditors are not accelerated, (4) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations, (5) the Company is able to continue to produce products or obtain products under supply arrangements which are in compliance with current and future regulatory guidelines, (6) the Company is able to continue its research and development activities, particularly in regards to remaining compliant with the FDA and the safety and efficacy of its products, and (7) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of January 31, 2019, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

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

Notice Of Change In Vera Operations

During August 2018, Vera notified the Company that it had sold most of the principal assets acquired in the Sale to another entity, that it was no longer in the business originally acquired in connection with the Sale and that it was no longer able to supply products to the Company under the Organicell Distribution Agreement. As a result, since that date, up thru May 2019, the date Organicell began producing products internally, the Company has entered into other short-term supply agreements with other third-party manufacturers to provide it with the products it sells to its customers.

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

NOTE 5 – REORGANIZATION

On April 23, 2018, the Company and MBA, executed a Plan and Agreement of Reorganization (“Reorganization”) whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of its common stock, representing at the time 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share, in consideration for Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company. The Reorganization was effective as of April 13, 2018.

The Company has recorded $2,758,071 of stock compensation expense associated with the issuance of the shares referred to above for Mr. Iglesias’s agreement to serve as the Company’s Chief Executive Officer during the three months ended April 30, 2018. As a result of the above transactions, MBA obtained a controlling interest in the voting and equity interests of the Company. Manuel E. Iglesias is the sole Manager of MBA and thus may be deemed to control MBA. Since the date of the Reorganization, MBA’s interests held in the equity of the Company have been reduced from 51.0% to approximately 24.6%.

Under the terms of the Reorganization, as of the Effective Date:

1.	Mr. Iglesias replaced Albert Mitrani as Chief Executive Officer of the Company.
2.	Mr. Iglesias and Richard Fox were appointed as members to the Board of Directors of the Company. Mr. Fox resigned in May 2019 and Mr. Robert Zucker was appointed to fill his vacancy. Mr. Zucker resigned from the Board of Directors in April 2020.
3.	Ian Bothwell and Maria Mitrani resigned from the Board of Directors of the Company. Ms. Mitrani was re-appointed to the Board of Directors of the Company during August 2019. Mr. Bothwell was re-appointed to the Board during September 2019.
4.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to terminate their respective employment agreements in favor of new employment agreements. In connection with the new employment agreements, Mr. Mitrani agreed to serve as the Company’s President, Ian Bothwell agreed to remain Chief Financial Officer and Maria Mitrani agreed to remain Chief Science Officer of the Company.
5.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to the cancellation of their 100 shares of the Company’s Series A Preferred Stock. In addition, the Company agreed that it would cancel the Certificates of Designation for the Company’s Series A Preferred Stock and Series B Preferred Stock.
6.	The Company agreed to terminate Sections 4.08(c) and 4.08(d) of the Company’s Second Amended and Restated By-Laws which had required supermajority approval of the Board for certain corporate actions.
7.	Ian Bothwell and Maria Mitrani exercised, on a cashless basis, all of their warrants for 48,624,561 and 21,757,895, respectively, shares of common stock of the Company based on the exercise price of $0.001 and the closing price of the Company’s common stock on the Effective Date.
8.	Ian Bothwell and Maria Mitrani were granted an additional 4,675,439 and 2,092,105, respectively, shares of common stock of the Company (see Note 12).
9.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to release the Company for all amounts owed to them for unpaid salaries through the Effective Date and advances and/or expenses incurred prior to December 31, 2017 totaling $1,636,808.

NOTE 6 – INVENTORIES

Inventories totaled $2,611 and $0 at January 31, 2019 and October 31, 2018, respectively.

	January 31, 2019	October 31, 2018

Raw materials and supplies	$–	$–
Finished goods	2,611	–

Total inventories	$2,611	$–

NOTE 7 - PROPERTY AND EQUIPMENT

	January 31, 2019	October 31, 2018

Computer equipment	$8,653	$8,653

	8,653	8,653
Less: accumulated depreciation and amortization	(3,367)	(2,875)
Total property and equipment, net	$5,286	$5,778

Depreciation expense totaled $492 and $6,081 for the three months ended January 31, 2019 and 2018, respectively.

During March 2019, the Company entered into a lease agreement for certain lab equipment in the amount of $239,595. Under the terms of the lease agreement, the Company is required to make 60 equal monthly payments of $4,513 plus applicable sales taxes. Under the Lease Agreement, the Company has the right to acquire all of the leased equipment for $1.00. As a result, the lease agreement is being accounted for as a capital lease obligation. The annual interest rate charged in connection with the lease is 4.5%. The leased equipment is being depreciated over their estimated useful lives of 15 years.

NOTE 8 – RELATED PARTY TRANSACTIONS

Effective February 5, 2018, Dr. Werber’s and Mr. Suddarth’s executive employment agreements were terminated and the parties entered into a settlement agreement providing for the release of all obligations owed to Dr. Werber and Mr. Suddarth as of the date of the Sale in exchange for each receiving a grant for 7,500,000 shares of common stock of the Company. On April 6, 2018, Dr. Mitrani’s and Mr. Bothwell’s executive employment agreements were amended to modify the exercise price of their outstanding warrants under certain conditions. Effective April 13, 2018, Mr. Mitrani’s, Dr. Mitrani’s and Mr. Bothwell’s executive employment agreements were terminated and replaced with new executive employment agreements. On February 26, 2020, April 25, 2020 and June 29, 2020, Mr. Mitrani’s, Dr. Mitrani’s and Mr. Bothwell’s employments agreement were further amended. See Note 14 for a more detailed description of the executive employment agreements and the respective amendments referred to above.

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

Effective February 26, 2020, Mr. Bothwell was granted cashless warrants to purchase 7,500,000 shares of common stock of the Company. The newly granted warrants vest immediately, have an exercise price of $0.028 per share and are exercisable for ten years from the effective date of the grant.

During April 2020, June 2020, August 2020 and September 2020, each of the current executives of the Company, Albert Mitrani, Dr. Mari Mitrani, Ian Bothwell and George Shapiro (“Current Executives”) were granted rights under the Management and Consultant Performance Plan (“MCPP”) to receive common stock of the Company based on the achievement of certain defined milestones. In addition, during June 2020, each of the current non-executive members of the Board were granted rights under the MCPP to receive common stock of the Company based on the achievement of certain defined milestones (see Note 12).

The Company’s corporate administrative offices are leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani. The term of the lease has been extended through June 2023. The current monthly rent is $2,900 and beginning July 2020, the monthly rent increases to $3,500. The Company paid a security deposit of $5,000.

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

As described in Note 5, on April 23, 2018, the Company and MBA executed a Plan and Agreement of Reorganization. As a result of the Reorganization, MBA acquired at the time a controlling interest of the Company. Manuel E. Iglesias is the sole Manager of MBA and thus may be deemed to control MBA.

For the three months ended January 31, 2019 and 2018, the total amount of sales to customers related to our board of director members and/or employees of the Company totaled $16,640 and $19,550, respectively.

From time to time, Mr. Iglesias and Mr. Bothwell and/or their respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. As of January 31, 2019, $229,397 and $47,861 are owed to Mr. Iglesias and Mr. Bothwell and/or their respective affiliates, respectively. In addition, the Company has not provided Mr. Bothwell required salary payments since July 2018. At January 31, 2019, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $51,229, $40,568 and $96,907, respectively.

As described in Note 9, Mr. Iglesias has provided a personal guaranty in connection with amounts required to be paid under the Credit Facility.

During April 2020 through May 2020, the Company sold 11,000,000 shares of common stock to Dr. Allen Meglin, a director of the Company at $0.02 per share for an aggregate purchase price of $220,000. During July and August 2020, the Company sold an additional 1,166,666 shares and 422,514 shares of common stock to Dr. Allen Meglin at $0.03 per share and $0.10 per share, respectively, for an aggregate purchase price of $77,251.

On April 27, 2020, the Company sold 5,000,000 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.02 per share for an aggregate purchase price of $100,000.

During September 2018, in consideration for Dr. George Shapiro agreeing to serve as the Company’s Chief Medical Officer (“CMO”) and render other medical consulting and advisory services to the Company, the Board approved the issuance to the CMO of 2,500,000 shares of common stock. In connection with the CMO’s appointment to the Board of Directors of the Company during February 2019, during February 2019 and August 2019, the Board approved the issuance to the CMO of 2,000,000 and 3,000,000 shares, respectively, of common stock. On February 26, 2020, the Company agreed to immediately grant the CMO 5,000,000 shares of common stock in recognition of past services provided to the Company through February 2020. In addition, the Company agreed to enter into a consulting agreement with the CMO to provide ongoing services to the Company. The CMO will receive compensation of $82,250 annually, commencing March 1, 2020. The term of the consulting agreement is one year, with automatic renewals for annual periods thereafter unless prior written notice is provided by either party of the desire to terminate.

In connection with Mr. Robert Zucker’s resignation as a member of the Board of Directors of the Company in April 2020, the Board approved the issuance to Mr. Zucker of 736,808 shares of unregistered common stock of the Company valued at $0.022 per share, the closing price of the common stock of the Company on the grant date ($16,210).

NOTE 9 — NOTES PAYABLE

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

On August 10, 2018, the Company issued a total of $100,000 of convertible 6% debentures (“100,000 Debentures”) to two accredited investors. The principal amount of the $100,000 Debentures, plus accrued and unpaid interest through July 31, 2019 are payable on the 10th business day subsequent to July 31, 2019, unless the payment of the $100,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $100,000 Debentures (see below), and/or accelerated due to an event of default in accordance with the terms of the $100,000 Debentures. Interest on the $100,000 Debentures for each calendar quarter ended beginning with the quarter ended October 31, 2018 is payable on the 10th business day following the immediately prior calendar quarter.

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

During March 2019, the Company issued a $30,000 of convertible 6% debentures (“30,000 Debenture”) to one accredited investor. The principal amount of the $30,000 Debenture, plus accrued and unpaid interest through June 30, 2020 are payable on the 10th business day subsequent to June 30, 2020, unless the payment of the $30,000 Debenture is prepaid at the sole option of the Company, is converted as provided for under the terms of the $30,000 Debenture (see below), and/or accelerated due to an event of default in accordance with the terms of the $30,000 Debenture. Interest on the $30,000 Debenture for each calendar quarter ended beginning with the quarter ended June 30, 2019 is payable on the 10th business day following the immediately prior calendar quarter.

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

The principal amount of Convertible Debentures outstanding as of January 31, 2019 was $320,000.

During May 2019, the Company and holders of the $100,000 Debentures agreed to convert the principal amount of the $100,000 Debentures plus interest accrued and unpaid through the date of the conversion totaling $100,622 into 3,773,584 shares of common stock of the Company (approximately $0.0267 per share representing a discount to the trading price of $0.0285 as of the effective date of the transaction).

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

On June 25, 2020, the Company entered into a settlement and general release agreement with the holder of the $50,000 Debenture whereby the Company is required to repay the balance of the $50,000 Debenture in eight monthly installments of $6,250 plus outstanding accrued interest beginning June 30, 2020 and ending on January 31, 2021.

During October 2020, the Company and the holder of the $20,000 debenture (one of the two holders that participated in the $70,000 Debentures described above), agreed to convert the principal amount of the $20,000 debenture plus interest accrued and unpaid through the date of the conversion totaling approximately $20,100 into 160,000 shares of common stock of the Company (approximately $0.125 per share representing a discount to the trading price of $0.278 as of the effective date of the transaction).

Unsecured Promissory Note

On February 5, 2019, the Company entered into an unsecured loan agreement with a third party with a principal balance of $25,000. The outstanding principal was due March 8, 2019. The loan was not repaid on the maturity date as required. The third party subsequently agreed to apply amounts due for invoices due from third party for future purchases of the Company products to the extent of the outstanding balances owed by the Company in connection with the loan (interest and principal).

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

Capital Lease Obligations

During March 2019, the Company entered into a lease agreement for certain lab equipment in the amount of $239,595. Under the terms of the lease agreement, the Company is required to make 60 equal monthly payments of $4,513 plus applicable sales taxes. Under the Lease Agreement, the Company has the right to acquire all of the leased equipment for $1.00. As a result, the lease agreement is being accounted for as a capital lease obligation. The annual interest rate charged in connection with the lease is 4.5%. The leased equipment are being depreciated over their estimated useful lives of 15 years.

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

Mint Organics Inc.

On June 22, 2017, Mint Organics entered into an unsecured loan agreement with a third party (“Third Party”) with a principal balance of $60,000, an annual interest rate of 10%, and all accrued and unpaid interest and outstanding principal are due on the one-year anniversary of the note. Interest expense for the three months ended January 31, 2019 and 2018 was $1,512 and $1,512, respectively. The loan was not repaid on the maturity date as required.

On May 1, 2019, the Company, Mint Organics and the Third party agreed to a settlement of the outstanding loan whereby the Company agreed to issue the Third Party 2,735,000 shares of newly issued common stock of the Company. At the time of the settlement, the outstanding obligation under the note, including late fees and penalties was approximately $72,568. The common stock issued was priced at $0.0265 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction. In connection with the exchange, the Third Party provided a release to the Company in connection with any claims associated with the loan agreement.

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

During the period February 1, 2018 through the date of the repayment of the SPA on February 5, 2018, the Company recorded a loss of $186,890 associated with the change in fair value of the derivative liabilities from January 31, 2018, resulting in a net gain of $265,597 associated with the change in fair value of the derivative liabilities from October 31, 2017 that was recorded during the year ended October 31, 2018.

NOTE 11 — IRS PENALTIES

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement. During the period that the appeal is being reviewed and a determination is made by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $70,000 of accrued tax penalties on the balance sheet as of January 31, 2019 and October 31, 2018.

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

On May 18, 2020 and May 19, 2020, pursuant to the Nevada Revised Statutes and the Bylaws of the Company, the Board of Directors of the Company and the stockholders having the voting equivalency of 50.30% of the outstanding capital stock, respectively, approved the filing of an amendment to the Articles of Incorporation of the Company to increase the authorized amount of common stock from 750,000,000 to 1,500,000,000, without changing the par value of the common stock or authorized number and par value of “blank check” Preferred Stock. On June 2, 2020, the Company filed a Definitive 14C with the SEC regarding the corporate action. On June 24, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effectuate the corporate action on June 24, 2020.

Issuances of Common Stock - Sales:

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

During February 2020 through April 2020, the Company sold 11,050,000 shares of common stock to five “accredited investors” at $0.02 per share for an aggregate purchase price of $221,000. The proceeds were used for working capital.

During April 2020 through May 2020, the Company sold 11,000,000 shares of common stock to Dr. Allen Meglin, a director of the Company at $0.02 per share for an aggregate purchase price of $220,000. During July and August 2020, the Company sold an additional 1,166,666 shares and 422,514 shares of common stock to Dr. Allen Meglin at $0.03 per share and $0.10 per share, respectively, for an aggregate purchase price of $77,251. The proceeds from all of the above sales were used for working capital.

On April 27, 2020, the Company sold 5,000,000 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.02 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.

During May 2020, the Company sold 3,000,000 shares of common stock to two “accredited investors” at $0.02 per share for an aggregate purchase price of $60,000. The proceeds were used for working capital.

During July and August 2020, the Company completed the private placement to 19 accredited investors for the sale of 13,499,992 shares of Common stock of the Company at a selling price of $0.03 per share for an aggregate amount of $405,000 (“Sale”). In connection with the Sale, the Company agreed that all of the proceeds from the Sale are to be deposited into a separate bank account (“Sale Account”) of the Company and the proceeds are to be used exclusively to fund the costs associated with the Company’s ongoing public company filing requirements, including audit, tax, valuation and legal fees. The Company also agreed to maintain the Sale Account with a minimum cash balance of $25,000 at all times until such time that the Company has filed all required financial reports through the period ended July 31, 2021.

During the period July 2020, the Company sold 1,000,000 shares of common stock to two “accredited investors”, at $0.02 per share and $0.03 per share, respectively for an aggregate purchase price of $25,000. The proceeds were used for working capital.

During the period August 2020, the Company sold 8,606,665 shares of common stock to nine “accredited investors”, at prices ranging from $0.03 per share and $0.06 per share, for an aggregate purchase price of $392,100. The proceeds were used for working capital.

During the period September 2020, the Company sold 4,800,000 shares of common stock to five “accredited investors”, at prices ranging from $0.06 per share and $0.10 per share, for an aggregate purchase price of $410,000. The proceeds were used for working capital.

Issuances of Common Stock – Stock Compensation:

On June 5, 2018, as further amended, the Company and a third party (“Consultant”) entered into a consulting agreement whereby the Consultant agreed to provide business development and other services to the Company (“Consulting Agreement”). The Consulting Agreement terminated on May 31, 2019. Under the terms of the Consulting Agreement, the Company agreed to grant the Consultant 4,500,000 shares of common stock of the Company (“Consultant Shares”). The Consultant Shares vested as follows; 1,700,000 shares upon execution of the Consultant Agreement; 1,700,000 shares on December 5, 2018; and 1,100,000 shares on January 1, 2019. The common stock was valued at $0.017 per share based on the closing price of the common stock of the Company on the execution date of the Consulting Agreement. The Company has recorded $45,900, $18,580 and $12,020 of stock-based compensation expense on June 5, 2018, December 5, 2018 and January 1, 2019 respectively.

During September 2018, in consideration for agreeing to serve as the Company’s Chief Medical Officer (“CMO”) and render other medical consulting and advisory services to the Company, the Board approved the issuance to the CMO of 2,500,000 shares of unregistered common stock valued at $0.0138 per share, the closing price of the common stock of the Company on that date. The Company recorded $34,500 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2018. In connection with the CMO’s appointment to the Board of Directors of the Company during February 2019, during February 2019 and August 2019, the Board approved the issuance to the CMO of 2,000,000 and 3,000,000 shares, respectively, of unregistered common stock valued at $0.025 per share and $0.028 per share, respectively, the closing price of the common stock of the Company on the grant dates. The Company will record $50,000 and $84,000, during the quarters ended April 30, 2019 and October 31, 2019, respectively, of stock-based compensation expense based fair value of these shares on the grant date.

During the period November 1, 2018 through January 31, 2019, in consideration for agreeing to render medical consulting and advisory services to the Company, the Board approved the issuance to eight individuals an aggregate of 4,200,000 shares of unregistered common stock valued between $0.0055 and $0.0244 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $28,680 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended January 31, 2019.

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

During the period August 1, 2019 through October 31, 2019, in consideration for agreeing to provide medical consulting and advisory services to the Company, the Board approved the issuance to two individuals an aggregate of 200,000 shares of unregistered common stock valued between $0.035 and $0.038 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $7,300 of stock-based compensation expense during the quarter ended October 31, 2019.

During the period August 1, 2019 through October 31, 2019, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to four individuals an aggregate of 5,350,000 shares of unregistered common stock valued between $0.029 and $0.038 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $162,700 of stock-based compensation expense during the quarter ended October 31, 2019.

In connection with the previous appointment of an independent member to the Board of Directors of the Company, during August 2019, the Board approved the issuance to the director of 5,000,000 shares of unregistered common stock valued at $0.028 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $140,000 of stock-based compensation expense during the quarter ended October 31, 2019.

As described in Note 14, upon execution of the VP Agreements, each of the Sales Executives were granted 1,000,000 shares of unregistered common stock of the Company valued at $0.035 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $35,000 of stock-based compensation expense on the grant date for each issuance. The VP Agreements also provide each Sales Executives the right to receive an additional 750,000 shares of common stock at the end of each quarterly anniversary of the VP Agreements throughout the Initial Term (maximum 9,000,000 shares) (“Performance Shares”), provided that the VP Agreements remain in effect during the applicable quarterly period. As of September 30, 2020, each Sales Executive has vested an additional 2,250,000 Performance Shares (total 4,500,000). The Company will record stock-based compensation expense for each respective quarterly period that the Performance Shares vest of $52,500 (total $157,500).

As described in Note 14, in connection with the execution of the Consultants Agreement, the Company issued to the Consultants 12,000,000 shares of unregistered common stock (“Shares”) valued at $0.022 per share, the closing price of the common stock of the Company on the grant date. The Company recorded a total of $264,000 of stock-based compensation expense based on the vesting of the Shares (50% of the Shares vest as of the Effective Date of the Consultants Agreement 50% of the Shares vest on the six-month anniversary of the Consultants Agreement). The Company recorded $132,000 of stock-based compensation expense on the grant date and $132,000 during the quarter ended October 31, 2020.

During the period November 1, 2019 through January 31, 2020, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to three individuals an aggregate of 650,000 shares of unregistered common stock valued between $0.027 and $0.031 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $18,650 of stock-based compensation expense during the three months ended January 31, 2020.

During the period February 1, 2020 through April 30, 2020, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to four individuals an aggregate of 2,725,000 shares of unregistered common stock valued between $0.029 and $0.034 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $89,650 of stock-based compensation expense during the three months ended April 30, 2020.

During the period May 1, 2020 through July 31, 2020, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to eight individuals an aggregate of 925,000 shares of unregistered common stock valued between $0.031 and $0.048 per share, the closing price of the common stock of the Company on the respective grants dates. For certain of the issuances, the stock vests on November 1, 2020, provided the recipient remains engaged with the Company during the period. The Company recorded $17,475 and $15,500 of stock-based compensation expense during the three months ended July 31, 2020 and on November 1, 2020, respectively.

During April 2020, May 2020, and September 2020, in consideration for agreeing to provide medical consulting and advisory services to the Company, the Board approved the issuance to eight individuals an aggregate of 950,000 shares of unregistered common stock valued between $0.023 and $0.28 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $16,100, $6,900 and $56,600 of stock-based compensation expense based on the grant date fair value of these shares during the quarters ended April 30, 2020, July 31, 2020 and October 31, 2020, respectively.

During February 2020, in recognition of past services provided to the Company through February 2020, the Board approved the issuance to the CMO of 5,000,000 shares of unregistered common stock valued at $0.028 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $140,000 of stock-based compensation expense during the quarter ended April 30, 2020 based on the fair value of these shares on the grant date.

In connection with the resignation of an independent member of the Board of Directors of the Company in April 2020, the Board approved the issuance to the director of 736,808 shares of unregistered common stock valued at $0.022 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $16,210 of stock-based compensation expense during the quarter ended April 30, 2020 based fair value of these shares on the grant date.

In connection with an agreement with an independent distributor dated May 28, 2020, the Company agreed to grant the distributor 3,000,000 shares of unregistered common stock valued at $0.115 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $345,000 of stock-based compensation expense during the quarter ended July 31, 2020 based on the fair value of these shares on the grant date. In addition, the distribution agreement also provides for future stock incentives based on future sales that are generated by the distributor based on a conversion price equal to 75% of the trading price of the common stock on the last day of the month in which the incentive was earned.

On May 15, 2020 (“Effective Date”), the Company entered into an advisor agreement with a third party (“Advisor”) whereby the Advisor will provide financial advisory services (see Note 14). As consideration, the Company agreed to issue the Advisor 1,000,000 shares of common stock (“Grant”), of which 250,000 shares shall be fully vested as of the Effective Date, 250,000 shares vest on the sixth month anniversary of the Effective Date, 250,000 shares vest on the ninth month anniversary of the Effective Date and 250,000 shares vest on the twelfth month anniversary of the Effective Date, provided however that the Agreement is in full effect during such vesting period(s) for the respective portion of the Grant. In addition, Company agreed to grant 3-year warrants to the Advisor to purchase 6,000,000 shares of common stock of the Company at a purchase price of $0.04 per share (“Warrants”), of which Warrants to purchase 2,000,000 unrestricted shares shall be vested upon the Effective Date of the agreement and 2,000,000 and 2,000,000 of the remaining Warrants shall vest on the eighteenth month and thirtieth month anniversary of the Effective Date of the agreement, respectively, provided however that the Agreement is renewed and in full effect during the applicable vesting period(s) for the respective portion of the grant. Notwithstanding the above, any unvested Grant or Warrants prescribed above will immediately become vested shares if (a) the Company concludes a transaction involving any of the entities introduced by Advisor based on a transaction value greater than $5MM or (b) the Company completes any transaction that results in a change in control or any financing transaction with an aggregate value of at least $25MM. The Grant shares were valued at $0.04 per share, the closing price of the common stock of the Company on the grant date. The Company will record $10,000 of stock-based compensation expense during each quarter in which the Grant shares become vested based on the fair value of these vested shares on the grant date.

During July 2020, the Company entered into a consulting agreement with a third party to provide investment banking related consulting services for a minimum period of six months. As consideration for agreeing to provide consulting services to the Company, the Company issued the consultant 5,000,000 shares of unregistered common stock valued at $0.05 per share, the closing price of the common stock of the Company on the effective date of the agreement. All of the shares granted vested immediately on the date of issuance. The Company recorded $250,000 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended July 31, 2020.

During August 2020, the Company entered into two separate consulting agreements with third parties to provide marketing and public relations services for a minimum period of six months. As consideration for agreeing to provide consulting services to the Company, the Company issued the consultants 300,000 shares and 25,000 shares, respectively, of unregistered common stock valued at $0.127 per share, the closing price of the common stock of the Company on the effective date of the agreements. The Company recorded a total of $40,790 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended October 31, 2020.

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

On May 1, 2019, the Company, Mint Organics and the holder of a promissory note issued by Mint Organics (see note 15) agreed to a settlement of the outstanding loan whereby the Company agreed to issue the holder of the note 2,735,000 shares of newly issued common stock of the Company. At the time of the settlement, the outstanding obligation under the note, including late fees and penalties was approximately $72,568. The common stock issued was priced at $0.0265 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction.

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

During October 2020, the Company and the holder of the $20,000 debenture (one of the two holders that participated in the $70,000 Debentures described above), agreed to convert the principal amount of the $20,000 debenture plus interest accrued and unpaid through the date of the conversion totaling approximately $20,100 into 160,000 shares of common stock of the Company (approximately $0.125 per share representing a discount to the trading price of $0.278 as of the effective date of the transaction).

Management and Consultants Performance Stock Plan

On April 25, 2020, the Company approved the adoption of the Management and Consultants Performance Stock Plan (“MCPP”) providing for the grant to current senior executive members of management and third-party consultants of an aggregate of approximately 205,000,000 shares of common stock of the Company (“Shares”) based on the achievement of certain defined operational performance milestones (“Milestones”).

On June 29, 2020, the Board amended the MCPP, providing for the additional grant of common stock of the Company to the current senior executive members of management and the current non-executive members of the Board based on the Company completing any transaction occurring while employed and/or serving as a member of the Board, respectively, that results in a change in control of the Company or any sale of substantially all the assets of the Company (“Transaction”) which upon after giving effect to such issuance of shares below, corresponds to a minimum pre-Transaction fully diluted price per share of the Company’s common stock in the amounts indicated below.

Pre-Transaction Price Per Share Valuation (a)	Executive Bonus Shares Issued (b)	Non-executive Board Bonus Shares Issued (c)

$0.22	40,000,000	2,000,000
$0.34	60,000,000	3,000,000
$0.45	80,000,000	4,000,000
$0.54	100,000,000	5,000,000

(a)	proforma for issuance of all shares to be issued pursuant to the MCPP and other in the money contingent share issuances
(b)	per each executive consisting of Albert Mitrani, Dr. Mari Mitrani, Ian Bothwell, and Dr. George Shapiro
(c)	per each non-executive Board member consisting of Dr. Allen Meglin and Michael Carbonara

On August 14, 2020, the Board amended the MCPP, providing for the additional grant of common stock of the Company to each Dr. Maria I. Mitrani and Ian Bothwell based on the Company obtaining aggregate gross fundings (grants for research and development and clinical trials, purchase contracts for Company products, debt and/or equity financings) or other financial awards during the term of employment with the Company based on the amounts indicated below:

Aggregate Funding Amount		Shares

From	To
$2,500,000	$5,000,000	5,000,000
$5,000,001	$10,000,000	10,000,000
$10,000,001	$30,000,000	30,000,000

On September 23, 2020, the Board amended the MCPP, providing for the grant of common stock of the Company of 15.0 million, 7.5 million and 15.0 million shares of common stock of the Company, respectively, to each Albert Mitrani, Dr. Maria I. Mitrani and Ian Bothwell upon such time that the Company’s common stock trades above $0.25 per share, $0.50 per share and $0.75 per share, respectively, for 30 consecutive trading days subsequent to March 31, 2021 and provided such milestone occurs during the term of employment with the Company.

In addition, each of the current executives were entitled to receive an additional 7 million shares, which when combined with all previous IND and/or eIND’s Milestones previously issued under the MCPP of 43 million shares, represents the total of all incentive shares to be issued to each executive in connection with the combined thirteen IND’s and/or eIND’s Milestones achieved through September 23, 2020. In the future, each of the current executives shall be entitled to receive 5 million shares as a performance incentive for each IND and/or “Expanded Access” approval (and excluding all eIND’s) received by the Company that involve more than 15 patients and provided such milestone occurs during the term of employment with the Company.

Pursuant to the MCPP, as of September 23, 2020, a total of 233,000,000 shares have been issued and approximately 582,500,000 shares are authorized to be issued under the MCPP subject to the achievement of the defined contingent performance based milestones described above and provided the milestones are achieved while the individual is employed and/or serving as a member of the Board:

		MCPP	MCPP
	MCPP	Remaining	Total
	Shares	Shares	Shares
Name	Awarded	Available	Approved

Albert Mitrani	50,000,000	137,500,000	187,500,000
Ian Bothwell	50,000,000	167,500,000	217,500,000
Dr. Maria I. Mitrani	50,000,000	167,500,000	217,500,000
Dr. George Shapiro	50,000,000	100,000,000	150,000,000
Dr. Allen Meglin	–	5,000,000	5,000,000
Michael Carbonara	–	5,000,000	5,000,000
Consultants	33,000,000	–	33,000,000

Total	233,000,000	582,500,000	815,500,000

The Company will record stock-based compensation expense in connection with any MCPP Shares that are actually awarded based on the fair value as of the initial grant date that the respective milestone for the MCPP Shares were approved. For the MCPP Shares approved on April 25, 2020, June 29, 2020, August 14, 2020 and September 23, 2020, the closing price of the common stock of the Company was $0.027, $0.056, $0.128 and $0.28, respectively.

In connection with the MCPP Shares that have been awarded to date, all such shares were issued in connection with the MCPP Shares approved on April 25, 2020 and accordingly were valued $0.027 per share, the closing price of the common stock of the Company on the date that those respective MCPP Shares were approved. The Company will record a total of $3,915,000 of stock-based compensation expense during the quarter ended July 31, 2020 and $2,376,000 during the quarter ended October 31, 2020, respectively, based on the fair value of the actual MCPP Shares awarded.

NOTE 13 – WARRANTS

A summary of warrant activity for the three months ended January 31, 2019 and 2018 are presented below.

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2018	3,687,484	$0.41	1.14	$–
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Expired/Forfeited	–	$–	–	$–
Outstanding and exercisable at January 31, 2019	3,687,484	$0.41	0.88	$–

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2017	158,137,484	$0.05	9.02	$–
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Expired/Forfeited	–	$–	–	$–
Outstanding and exercisable at January 31, 2018	158,137,484	$0.05	8.77	$–

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

On March 7, 2019, the Company issued 2,000,000 warrants in connection with common stock offerings and valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.44%, (2) term of 1 year, (3) expected stock volatility of 108%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued was $6,600.

On February 26, 2020, the Company issued the CFO a cashless warrant to purchase an aggregate of 7,500,000 shares of common stock in connection with the CFO’s employment agreement. The warrant is exercisable for $0.028 per share (the closing price of the Company’s common stock on the date of grant, until the tenth anniversary date of the date of issuance. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.14%, (2) term of 4 years, (3) expected stock volatility of 87%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued was $214,500. The Company will record $214,500 of stock-based compensation expense during the quarter ended April 30, 2020 based on the fair value of these warrants on the grant date.

On May 15, 2020 (“Effective Date”), the Company granted the Advisor warrants to purchase 6,000,000 shares of common stock of the Company at a purchase price of $0.04 per share (“Warrants”) and exercisable for three years from the Effective Date. Warrants to purchase 2,000,000 shares shall be vested upon the Effective Date of the agreement and 2,000,000 and 2,000,000 of the remaining Warrants shall vest on the eighteenth month and thirtieth month anniversary of the Effective Date of the agreement, respectively, provided however that the agreement is renewed and in full effect during the applicable vesting period(s) for the respective portion of the grant. Notwithstanding the above, any unvested Warrants prescribed above will immediately become vested if (a) the Company concludes a transaction involving any of the entities introduced by Advisor based on a transaction value greater than $5,000,000 or (b) the Company completes any transaction that results in a change in control or any financing transaction with an aggregate value of at least $25,000,000. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.31%, (2) term of 3 years, (3) expected stock volatility of 90%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $121,200. The Company will record $40,400 of stock-based compensation expense during the period that the Grant shares vest based on the fair value of these warrants on the grant date (see Note 14).

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

Effective November 4, 2016, the Company entered into executive employment agreements with Albert Mitrani, Dr. Maria Mitrani, Bruce Werber, and Ian Bothwell. On March 8, 2017, the Company entered into an executive employment agreement with Terrell Suddarth, and amended the employment agreements of Dr. Mitrani, Dr. Werber and Mr. Bothwell. On February 5, 2018, Dr. Werber’s and Mr. Suddarth’s’ employment agreements were terminated in connection with the Sale. On April 6, 2018, the Company amended Mr. Bothwell’s and Dr. Mitrani’s employment agreement, which provided among other things, that in the event of an occurrence of a change in control or termination of the employment (as defined in agreement) pursuant to the terms thereof, the exercise price for all outstanding warrants granted to Mr. Bothwell and Dr. Mitrani to purchase common stock of the Company during the term of the agreement shall be reduced to $0.001 per share. In addition, Mr. Bothwell’s employment agreement was amended to increase the initial term and the automatic renewal term provided for in the employment agreement from three years to five years, increased the amount of automobile expense allowance and removed the cap for the reimbursement of office related expenses. Collectively, the aforementioned executive employment agreements are referred to as the FY 2017 Executive Employment Agreements.

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

In connection with the Reorganization, Mr. Mitrani’s, Dr. Mitrani’s and Mr. Bothwell’s FY 2017 Executive Employment Agreements were terminated in favor of newly executed employment agreements (collectively referred to as the April 2018 Executive Employment Agreements). In addition, as a condition of the Reorganization, Mr. Mitrani, Mr. Bothwell and Dr. Mitrani each agreed to release the Company for all amounts owed to them for unpaid salaries through the Effective Date and unpaid advances and/or expenses incurred prior to December 31, 2017 totaling $1,636,808. This amount is reflected in stockholders’ deficit for the year ended October 31, 2018. The significant terms provided for in the FY 2017 Executive Employment Agreements and the April 2018 Executive Employment Agreements are summarized below:

April 2018 Executive Employment Agreements

General

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

Pursuant to Dr. Maria I. Mitrani’s April 2018 Executive Employment Agreement, Dr. Mitrani continues to serve as the Company’s Chief Science Officer. Dr. Mitrani’s base annual salary is $162,500, which shall accrue commencing on the Effective Date and shall be payable in equal semi-monthly installments, commencing May 1, 2018, in arrears. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term.

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

Amendments To The April 2018 Executive Employment Agreements

February 26, 2020 Amendment

1.	On February 26, 2020, the Company agreed to modify the employment agreement of Mr. Ian T. Bothwell, the Company’s Chief Financial Officer to provide Mr. Bothwell with:

a)	an extension to his employment agreement dated April 13, 2018 from December 2020 to December 2023 consistent with other executives of the Company; and

b)	and a one-time bonus in the form of a fully vested cashless warrant to purchase 7,500,000 shares of common stock of the Company, exercisable for ten years at an exercise price of $0.28 per share, the closing price of the common stock on the date of the grant.

2.	On February 26, 2020, pursuant to the respective employment agreements with each of the Company’s executive officers, the Board granted each of Mr. Albert Mitrani, Dr. Maria Mitrani and Mr. Ian Bothwell a cash bonus of $37,500 for the calendar year ended December 31, 2019.

April 25, 2020 Amendment

On April 25, 2020, the Company agreed to amend and revise the each of Albert Mitrani, Ian Bothwell and Dr. Maria Mitrani, (individually each of A. Mitrani, Bothwell and Dr. Mitrani are referred to as an “Executive” and collectively the “Executives”) April 2018 Executive Employment Agreements. The primary amended terms associated with the agreements for each Executive were substantially similar and consisted of the following:

Term:	An extension to the term of the employment agreements dated April 13, 2018 from December 31, 2023 to December 31, 2025.

Base Salary:

An increase in base annual salary from $162,500 to $300,000. The amended salary amount of $300,000 shall be retroactively adjusted to commence as of January 1, 2019. The increased annual salary of $137,500 (“Incremental Salary”) over the prior annual salary amount of $162,500 (“Original Base Salary”) shall only be paid only upon there being sufficient available cash. Beginning July 1, 2020, at the sole option of the Executive, any portion of unpaid Original Base Salary for periods after January 1, 2020, including unpaid bonus salary, may be converted by Executive into common stock at a conversion rate equal to the average trading price during the month in which the accrued salary pertains. For any unpaid Original Base Salary that existed prior to January 1, 2020, including unpaid bonus salary, the amounts may be converted at a conversion price using the closing trading price of the stock on the last trading day in December 2019.

Beginning December 1, 2020, at the sole option of the Executive, all unpaid Incremental Salary for periods after January 1, 2020 may be converted by the Executive into common stock at a conversion rate equal to the average trading price during the month in which the accrued salary pertains. For any unpaid Incremental Salary that existed prior to January 1, 2020, the amounts may be converted at a conversion price using the closing trading price of the stock on the last trading day in December 2019.

Until such time as the Executive elects to convert, the accrued and unpaid salary, including Original Base Salary and Incremental Salary shall remain an obligation of the Company.

Severance Provisions:

1.	Company termination without cause, Executive for good reason:
a)	All existing accrued obligations existing at time of termination shall be paid to Executive.
b)	Any unvested equity grants in favor of Executive shall immediately become fully vested and any pending grants pursuant to the MCPP eligible to be issued to Executive shall be granted to Executive, regardless of whether the associated milestone were achieved prior to termination,
c)	Executive shall be entitled to a cash payment equal to his unpaid base salary for the remaining term in effect at time of the time of the termination or an amount equal to four times (4x's) the base salary in effect at the time of termination, whichever is greater,
d)	Executive shall be entitled to a cash payment equal to his 200% of the prior year’s cash or stock bonus (excluding any stock grants received pursuant to the MCPP).

2.	Change In Control: In the event of a Change in Control and the Executive’s employment agreement is not extended for period of five years from the date of the Change in Control with all other terms and conditions of the agreement remaining the same, then the Executive may terminate the agreement for good reason and all respective severance terms as provided for a termination by Executive for good reason described in clause 1 above shall be provided to Executive.

3.	Executive termination due to disability, death, or non-renewal by Company:
a)	All existing accrued obligations existing at time of termination shall be paid to Executive.
b)	Any unvested equity grants in favor of Executive shall immediately become fully vested and any pending grants pursuant to the MCPP eligible to be issued to Executive shall be granted to Executive, regardless of whether the associated milestone were achieved prior to termination.
c)	Executive shall be entitled to a cash payment equal to 299% of Executive’s base salary in effect at the time of termination, plus a gross up amount to cover Executive’s tax liability associated with such payment.
d)	200% of the prior years cash or stock bonus (excluding MCPP performance stock grants).

June 29, 2020 Amendment

On June 29, 2020, the board of directors of the Company (“Board”) agreed to further amend and revise the April 2018 Executive Employment Agreements for each of Executives. The primary amended terms associated with the agreements for each Executive were substantially similar and consisted of the following:

Base Salary:	An increase in the Executives annual base annual salary upon such time that the Company achieves monthly revenues in the amounts provided below, provided such monthly revenue increase occurs for four consecutive months. Upon the achievement of the defined salary milestone, the salary adjustment will be retroactive to the first month in which the salary threshold was met. Any adjustment pursuant to this provision shall not be reduced for any future reduction in revenues that may occur.

Monthly Revenues (in millions)	Base Salary Increase

$1.00	$130,000
$1.50	$200,000
$2.00	$275,000
$3.50	$630,000
$5.00	$900,000

Coordinator Agreement

Effective September 30, 2019, the Sales Representative and the Company mutually agreed to terminate the Sales Rep Agreement in exchange for the principal executive of the Sales Representative (“Coordinator”) agreeing to become an employee of the Company effective October 1, 2019 (“Coordinator Agreement”). The Coordinator Agreement provided that the parties would seek to negotiate in good faith a definitive employment agreement. The parties did not executive a definitive agreement and the Coordinator is no longer providing services to the Company.

Advisor Agreement

Effective May 15, 2020 (“Effective Date”), the Company entered into a one-year agreement (“Advisor Agreement”) with an individual to provide financial advisory services to the Company (“Advisor”). The Advisor Agreement is subject to successive, automatic one (1) year extensions unless either party has given the other 30- day written notice prior to the expiration of then in effect termination date, of their desire not to renew the Advisor Agreement. As the compensation for Advisor’s services and his fulfillment of all obligations under the agreement the Company agreed to issue the Advisor 1,000,000 shares of common stock (“Stock Grant”), of which 250,000 shares shall be fully vested as of the Effective Date, 250,000 shares vest on the sixth month anniversary of the Effective Date, 250,000 shares vest on the ninth month anniversary of the Effective Date and 250,000 shares vest on the twelfth month anniversary of the Effective Date, provided however that the Advisor Agreement is in full effect during such vesting period(s) for the respective portion of the Stock Grant. In addition, Company agreed to grant 3-year warrants to the Advisor to purchase 6,000,000 shares of common stock of the Company at a purchase price of $0.04 per share (“Warrants”), of which Warrants to purchase 2,000,000 unrestricted shares shall be vested upon the Effective Date of the Advisor Agreement and 2,000,000 and 2,000,000 of the remaining Warrants shall vest on the eighteenth month and thirtieth month anniversary of the Effective Date of the Advisor agreement, respectively, provided however that the Advisor Agreement is in full effect during the applicable vesting period(s) for the respective portion of the grant. Notwithstanding the above, any unvested Stock Grant or Warrants prescribed above will immediately become vested shares if (a) the Company concludes a transaction involving any of the entities introduced by Advisor based on a transaction value greater than $5,000,000 or (b) the Company completes any transaction that results in a change in control or any financing transaction with an aggregate value of at least $25,000,00. The Advisor Agreement may be terminated by the Company based on Advisor’s breach of any of the terms of the Advisor Agreement, the Company’s determination that Advisor is not meeting the desired objectives or if either party provides notice of the desire not to renew the Advisor Agreement upon expiration.

Sales Executives

On January 6, 2020, the Company entered into employment agreements with two individuals (“Sales Executives”), each to serve as a Vice President – Global Sales and Marketing. The terms of each Sales Executive employment agreement are identical (“VP Agreements”). The initial term of the VP agreements are for three years and provide for automatic annual renewals thereafter, unless either party provides 90-day written notice prior to expiration of the then current term. The VP Agreements may also be terminated by the Company beginning June 30, 2020 in the event the Sales Executive fails to meet certain defined minimum revenue growth milestones. The Sales Executives will receive compensation in the form of monthly salary of $18,000 and a quarterly override based on revenues earned by the Company during a quarterly period that exceed $600,000 beginning for the quarter ended June 30, 2020. In addition, upon execution of the Agreement, each of the Sales Executives were granted 1,000,000 shares of unregistered common stock of the Company valued at $0.035 per share, the closing price of the common stock of the Company on the grant date. The Company will record $35,000 of stock-based compensation expense on the grant date for each issuance. The VP Agreements also provide the Sales Executives with the right for each to receive an additional 750,000 shares of common stock at the end of each quarterly anniversary of the VP Agreements throughout the Initial Term (maximum 9,000,000 shares) (“Performance Shares”), provided that the VP Agreements remain in effect during the applicable quarterly period. The vesting of the Performance Shares may also be accelerated based on achievement of certain revenue milestones. The Company will record stock-based compensation expense for each respective quarterly period that the Performance Shares vest of $52,500.

Consultants Agreement

Effective March 30, 2020 (the “Effective Date”), the Company entered into a consulting agreement (“Agreement”) with Assure Immune L.L.C. (the “Consultant”) for an initial term of one year (the “Initial Term”) with automatic renewals for two (2) additional annual periods (each a “Renewal Term,” and together with the “Initial Term,” the “Term”), unless written notice is provided by either party at least 45 days prior to the applicable termination date. Under the Agreement, the Consultant will provide the Company during the Term with expertise, experience, advice and direction associated with the critical functional executive level roles of the Company as it relates to the oversight and management of the Company’s regulatory, research and development and laboratory operations, consistent with the Company’s corporate mission and strategies and subject to the resource limitations of the Company. In connection with the Agreement, the Consultants will receive monthly fees of $30,000 during the Initial Term and monthly consulting fees of $35,000 and $40,000 the first and second Renewal Terms, if any. In addition. the Company agreed to issue to the Consultant or its designees 12,000,000 shares of common stock of the Company (“Shares”), 50% of which Shares vest as of the Effective Date and balance of which Shares vest upon the six-month anniversary of the Effective Date. The Agreement also provides that upon the commencement of each Renewal Term, if any, the Consultant will receive up to 6,000,000 additional Shares, 50% of which Shares will vest on the commencement date of the Renewal Term and the balance of which additional Shares will vest on the six (6) month anniversary of such date. In connection with the Agreement, the Consultant (and its principals) are obligated to comply with customary confidentiality, non-compete and non-solicitation covenants and have agreed that all intellectual property developed during the term of the Agreement shall remain the property of the Company.

In addition to the Shares to be issued above, the Consultant or its designees will be entitled to participate in the Company’s Management and Consultants Performance Stock Plan (the “MCPP”), more fully described in Note 12. Pursuant to the MCPP, the Consultant or its designees may be awarded up to 33,000,000 Shares, based on the achievement of certain defined operational performance milestones (“Milestones”) during the Term of the Agreement and for a period of twelve (12) months after the expiration or earlier termination of the Agreement, provided that expiration or termination is not for “cause” or the Consultant’s non-renewal of the Agreement.

Leases

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

The minimum monthly lease payments under the Lab Lease, excluding applicable Florida sales tax and additional rents as may be required under the terms of the Lab Lease, were approximately $7,900 for the first 24 months and $9,000 per month, $9,200 per month and $9,400 per month for the third, fourth and fifth years, respectively. Minimum lease payments commenced July 1, 2017. The Company recorded lease expense on a straight-line basis over the life of the lease. The Company recorded lease expense in connection with the Lab Lease of $25,803 for the period November 1, 2017 through February 5, 2018.

2019 Lab Facility:

In connection with the Company’s decision to again operate a placental tissue bank processing laboratory in Miami, Florida, during February 2019, the Company entered into a renewable month to month lease agreement (“Miami Lab Lease”) for an approximately 450 square foot laboratory and a 100 square foot administrative office facility. Monthly lease payments are approximately $5,200 plus administrative fees and taxes. In connection with the Miami Lab Lease, the Company was required to post a security deposit of $6,332.

Effective March 2019, the Company entered into an agreement to lease certain manufacturing equipment (“Equipment Lease”) to be used in its lab, including a full care maintenance plan for such equipment totaling approximately $239,595. The lease agreement is for five years and requires minimum monthly lease payments of approximately $4,513 per month, plus sales taxes.

Administrative Office:

The Company’s corporate administrative offices are leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani. The term of the lease runs through June 2023 and the monthly rental rate through June 2020 is $2,900 and thereafter $3,500.

Preparation of IRB, Pre-IND, IND Protocols for Clinical Applications and Clinical Trial Initiation and Monitoring:

In connection with the Company’s ongoing research and development efforts and the Company’s efforts to meet compliance with current and anticipated United States Food and Drug Administration (“FDA”) regulations expected to be enforced beginning in May 2021 pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products that fall under Section 351 of the Public Health Services Act (“HCT/Ps”), the Company has applied for and received Investigation New Drug (“IND”) approval from the FDA to commence clinical trials in connection with the use of the Company’s products and related treatment protocols for specific indications. The ability to successfully complete the above efforts will be dependent on the Company’s ability to timely fund the required payments and complete the applicable clinical trials, which is subject to available working capital generated from operations, financing arrangements with the third party vendors involved in the studies and/or from additional debt and/or equity financings as well as ultimate approval from the FDA.

Contingent Convertible Obligations Into Equity Securities

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

Obligations Due Under Executive Employment Agreements

Beginning July 1, 2020, at the sole option of the Executive, any portion of unpaid Original Base Salary for periods after January 1, 2020, including unpaid bonus salary, may be converted by Executive into common stock at a conversion rate equal to the average trading price during the month in which the accrued salary pertains. For any unpaid Original Base Salary that existed prior to January 1, 2020, including unpaid bonus salary, the amounts may be converted at a conversion price using the closing trading price of the stock on the last trading day in December 2019.

Beginning December 1, 2020, at the sole option of the Executive, all unpaid Incremental Salary for periods after January 1, 2020 may be converted by the Executive into common stock at a conversion rate equal to the average trading price during the month in which the accrued salary pertains. For any unpaid Incremental Salary that existed prior to January 1, 2020, the amounts may be converted at a conversion price using the closing trading price of the stock on the last trading day in December 2019.

None of the Executives have yet to elect to convert any portion of their unpaid Original Base Salary.

As of June 30, 2020, there was approximately $721,415 of unpaid Original Base Salary and Incremental Salary related to the period prior to December 31, 2019 and $93,110 of unpaid Original Base Salary and Incremental Salary related to the period January 1, 2020 through June 30, 2020.

NOTE 15 – MINT ORGANICS INC.

Mint Organics Inc. (“Mint Organics”) authorized capital consists of (i) 1,000 shares of Class A voting common stock, par value $0.001 per share (“Class A Common Stock”); (ii) 1,000 shares of Class B Non-voting common stock, par value $0.001 per share (“Class B Common Stock”); and (iii) 1,000 shares of Preferred Stock, par value $0.001 per share. Organicell owns 550 shares of Class A Common Stock, representing 100% of the outstanding shares of Class A Common Stock. There are no shares of Class B Common Stock currently outstanding.

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

Mr. Peter Taddeo (“Taddeo) and Mr. Wayne Rohrbaugh (“Rohrbaugh”) each invested $150,000 to fund the initial operations of Mint Organics. The Company immediately established Mint Organics, , a 55%-owned subsidiary of the Company and Mint Organics Florida, Inc. (“Mint Organics Florida”), a wholly owned subsidiary of Mint Organics, each dedicated to obtain a license to dispense medical cannabis in Florida (collectively Mint Organics and Mint Organics Florida are referred to as the “Mint Organics Entities”). In connection with the investment, Mint Organics issued to each of Taddeo and Rohrbaugh (i) 150 shares of Mint Series A Preferred Stock and (ii) a warrant exercisable for up to 150,000 shares of Organicell’s common stock for $0.15 per share exercisable from the date of issuance until the third anniversary of the date of issuance (see Note 13).

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

In connection with an independent valuation using a Black-Scholes option model, the fair value of the warrants issued were determined to be $34,949. At the time of issuance, the Company estimated that the warrants would be fully vested by December 31, 2017. The Company has recorded amortization expense totaling $0 and $6,889 during the three months ended January 31, 2019 and 2018, respectively, as additional stock-based compensation.

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

Non-controlling interests in Mint Organics and Mint Organics Florida

The Company’s non-controlling interests in Mint Organics and Mint Organics Florida at October 31, 2018 and January 31, 2019 are determined based on the pro rata equity percentage held by the non-controlling equity holders of Mint Organics and Mint Organics Florida during each of the respective periods, provided however, that the carrying amount of non-controlling interests shall not be negative.

Effective May 1, 2019, the Company has acquired all of the minority interests issued in Mint Organics and Mint Organics Florida, and accordingly, there no longer exists any non-controlling interests in those entities as of such date.

At January 31, 2019 and October 31, 2018, the non-controlling interests of Mint Organics Inc. and Mint Organics Florida were 22.5% and 4.0% and 22.5% and 4.0%, respectively. As of January 31, 2019 and October 31, 2018, the non-controlling interests representing the minority interest’s share of both Mint Organics and Mint Organics Florida equity were $42,297 and $42,977, respectively.

NOTE 16 – LIABILITIES ATTRIBUTABLE TO DISCONTINUED OPERATIONS

During September 2015, the Company formed Ethan NY for the purpose of selling clothing and accessories through a retail store. During June 2016, the Ethan NY operations were closed.

The following summarizes the carrying amounts of the assets and liabilities of Ethan NY at July 31, 2019 and October 31, 2018 (see Note 14):

	January 31, 2019	October 31, 2018

Assets	$–	$–

Liabilities:
Accounts Payable	$94,835	$94,835
Accrued Expenses	31,016	31,016
	$125,851	$125,851

NOTE 17 - SEGMENT INFORMATION

For the three months ended January 31, 2019 and 2018, the Company operated only one operating segment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

COVID-19 Impact To Economy And Business Environment

The current outbreak of the novel coronavirus (“COVID-19”) and resulting impact to the United States economic environments began to take hold during March 2020. The adverse public health developments and economic effects of the COVID-19 outbreak in the United States, have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect in connection with the COVID-19 outbreak and which currently still continue to have a negative impact to our business and the economy. These restrictions have adversely affected the Company’s sales, results of operations and financial condition.

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing a similar or worse devastating impact to the United States and worldwide economies or our business.

Results of Operations

For the Three Months Ended January 31, 2019 and January 31, 2018

Revenues

Our revenues for the three months ended January 31, 2019 were $175,953, compared with revenues of $417,630 for the three months ended January 31, 2018. The decrease in revenues during the three months ended January 31, 2019 of $241,677 (57.9%) was primarily the result of the reduction of approximately 74.1% (approximately $503,209) in unit sales of its products during the three months ended January 31, 2019 compared with the three months ended January 31, 2018, partially offset from increases of approximately 62.2% (approximately $261,532) in the average sales prices for the products sold during the three months ended January 31, 2019 compared with the average sales prices realized on products sold during the three months ended January 31, 2018. The decrease in the units sold was the result of the Company’s completion of the Sale in February 2018 which required the Company to re-build and develop a new customer base which was still developing and expanding from the time of the Sale up through the three months ended January 31, 2019, particularly as it related to establishing greater market awareness, less discounting of product prices to new customers, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the Company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations.

Cost of Revenues

Our cost of revenues for the three months ended January 31, 2019 were $45,419 compared with cost of revenues of $78,817 for the three months ended January 31, 2018. The decrease in cost of revenues of $33,398 (42.3%) during the three months ended January 31, 2019 compared with the three months ended January 31, 2018 was due to the decrease in the amount of units sold of 74.1% (approximately $129,894) during the three months ended January 31, 2019 compared with the three months ended January 31, 2018, partially offset from the increase in the cost of units sold of 122.4% (approximately ($96,496) during the three months ended January 31, 2019 compared to costs of units sold during the three months ended January 31, 2018, which as described above, was primarily the result of the Company having to re-build and develop its customer base after the Sale and source its supply of inventory through more costly third party manufacturers for the three months ended January 31, 2019 while during the three months ended January 31, 2018, the Company’s supply of inventory supply was obtained through lower costing inventory manufactured by the Company.

Gross Profit

Our gross profit for the three months ended January 31, 2019 was $130,534, compared with gross profit of $338,813 for the three months ended January 31, 2018. The decrease in gross profit during the three months ended January 31, 2019 of $208,279 was the result of a lower amount of units sold and a higher cost of revenues which as described above, was primarily the result of the Company having to re-build and develop its customer base after the Sale and source its supply of inventory through more costly third party manufacturers for the three months ended January 31, 2019 while during the three months ended January 31, 2018, the Company’s supply of inventory supply was obtained through lower costing inventory manufactured by the Company.

General and Administrative Expenses

General and administrative expenses for the three months ended January 31, 2019 were $419,877, compared with $753,434 for the three months ended January 31, 2018, a decrease of $333,557 (44.3%). The decrease in the general and administrative expenses for the three months ended January 31, 2019 was primarily the result of reduced salaries of approximately $297,000 attributable to the resignation of certain executives in connection with the Sale and Taddeo settlement and reduced salaries under the remaining executives employment agreements which occurred subsequent to the three months ended January 31, 2018 and decreases in bad debt reserves of $34,265 during the three months ended January 31, 2019 compared to the three months ended January 31, 2018, partially and a decrease in laboratory related expenses of $51,578 during the three months ended January 31, 2019 compared with the three months ended January 31, 2018, partially offset from increased marketing related costs of $48,515.

Other Income (Expense)

Other income, net, for the three months ended January 31, 2019 was $44,806, compared with other income, net, of $258,458 for the three months ended January 31, 2018, an decrease of $213,652. The net decrease in the other income was the result of reduced income realized on the reduction of derivative liabilities of $452,487, partially offset by increased income from the settlement of obligations of $52,781 and reduced interest costs and amortization of discounts associated with the SPA and other interest-bearing obligations totaling $186,054 during the three months ended January 31, 2019 compared with the three months ended January 31, 2018.

Liquidity and Capital Resources

Liquidity and Capital Resources

During the fiscal three months ended January 31, 2019 and through the date of the filing of this Form 10-Q, the Company has relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

1.	On February 5, 2019, the Company entered into an unsecured loan agreement with a third party with a principal balance of $25,000. The outstanding principal was due March 8, 2019. The loan was not repaid on the maturity date as required. The third party agreed to accept payment in kind consisting of certain products of the Company in lieu of cash interest.

2.	On March 7, 2019, the Company sold an aggregate of 7,500,000 shares of common stock and granted warrants to purchase an aggregate 2,000,000 common shares to three “accredited investors” investors. The warrants had exercise prices of $0.08 and had a one -year term. The aggregate grant date fair value of the warrants issued in connection with these issuances were $6,600. The warrants expired on March 7, 2020. The proceeds were used for working capital.

3.	During March 2019, the Company issued a $30,000 of convertible 6% debentures (“30,000 Debenture”) to one accredited investor. The principal amount of the $30,000 Debenture, plus accrued and unpaid interest through June 30, 2020 were payable on the 10th business day subsequent to June 30, 2020, unless the payment of the $30,000 Debenture was prepaid at the sole option of the Company, or was converted as provided for under the terms of the $30,000 Debenture, and/or accelerated due to an event of default in accordance with the terms of the $30,000 Debenture.

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

4.	During April 2019, the Company sold 5,102,000 shares of common stock to seven “accredited investors” at $0.03 per share for an aggregate purchase price of $154,500. The proceeds were used for working capital.

5.	During May 2019, the Company and holders of the $100,000 Debentures agreed to convert the principal amount of the $100,000 Debentures plus interest accrued and unpaid through the date of the conversion totaling $100,622 into 3,773,584 shares of common stock of the Company (approximately $0.0267 per share representing a discount to the trading price of $0.0285 as of the effective date of the transaction).

6.	On May 1, 2019, the Company, Mint Organics and the holder of a promissory note issued by Mint Organics agreed to a settlement of the outstanding loan whereby the Company agreed to issue the holder of the note 2,735,000 shares of newly issued common stock of the Company. At the time of the settlement, the outstanding obligation under the note, including late fees and penalties was approximately $72,568. The common stock issued was priced at $0.0265 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction.

7.	On May 1, 2019, the Company and Mint Organics entered into an exchange agreement whereby the Company agreed to acquire the 150 shares of Mint Series A Preferred Stock and the 150,000 warrants to purchase shares of common stock of the Company originally issued to Mr. Wayne Rohrbaugh in connection with the initial capitalization of Mint Organics (see note 15) in exchange for 4,400,000 shares of common stock of the Company (approximately $0.034 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction).

8.	On May 1, 2019, the Company and Mint Organics Florida entered into an exchange agreement whereby the Company agreed to acquire the 21.25 units from the minority equity holder of Mint Organics Florida (see note 15) in exchange for 2,400,000 shares of common stock of the Company (approximately $0.042 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction).

9.	During July 2019, the Company sold 2,500,000 shares of common stock to one “accredited investor” at $0.02 per share for an aggregate purchase price of $50,000. The proceeds were used for working capital.

10.	During August 2019 through September 2019, the Company sold 5,250,000 shares of common stock to four “accredited investors” at $0.02 per share for an aggregate purchase price of $105,000. The proceeds were used for working capital.

11.	On September 19, 2019, the Company’s wholly owned subsidiary, General Surgical Florida, received $100,000 in connection with an unsecured line of credit (“Credit Facility”). The Credit Facility matures in one-year and the Company is required to make 52 weekly payments of $2,403 (payments totaling $125,000). The Credit Facility can be prepaid at any time by the Company. The effective annual interest rate of the facility based on 52 equal monthly payments is 45.67% Proceeds received from the Credit Facility were used for working capital.

12.	On October 10, 2019, the Company and an investor (“Noteholder”) agreed to a funding facility arrangement (“Funding Facility”) whereby the Noteholder was required to fund the Company an initial tranche of $100,000 on October 15, 2019 (“Initial Funding Date”) and had the option to fund the Company up to an aggregate of $500,000 (“Funding Facility Limit”) in minimum $100,000 monthly tranches by no later than February 15, 2020 (“Funding Expiration Date”). The Funding Facility matures on February 15, 2021 (“Maturity Date”) and accrues interest at 6.0% per annum. The Funding Facility, plus all accrued interest, automatically converts into 40,000,000 shares of newly issued common stock of the Company if the Noteholder funds the full $500,000 by the Funding Expiration Date. The Noteholder fully funded the Funding Facility as prescribed on February 12, 2020 and the Company converted the Funding Facility into 40,000,000 shares of common stock of the Company that were issued to the Noteholders designated entity, Republic Asset Holdings LLC.

On April 27, 2020, the Company sold 5,000,000 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.02 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.

13.	During November 2019 through January 2020, the Company sold 3,250,000 shares of common stock to three “accredited investors” at $0.02 per share for an aggregate purchase price of $65,000. The proceeds were used for working capital.

14.	During February 2020 through April 2020, the Company sold 11,050,000 shares of common stock to five “accredited investors” at $0.02 per share for an aggregate purchase price of $221,000. The proceeds were used for working capital.

15.	During April 2020 through May 2020, the Company sold 11,000,000 shares of common stock to Dr. Allen Meglin, a director of the Company at $0.02 per share for an aggregate purchase price of $220,000. During July and August 2020, the Company sold an additional 1,166,666 shares and 422,514 shares of common stock to Dr. Allen Meglin at $0.03 per share and $0.10 per share, respectively, for an aggregate purchase price of $77,251. The proceeds from all of the above sales were used for working capital.

16.	During May 2020, the Company sold 3,000,000 shares of common stock to two “accredited investors” at $0.02 per share for an aggregate purchase price of $60,000. The proceeds were used for working capital.

17.	During July and August 2020, the Company completed the private placement to 19 accredited investors for the sale of 13,499,992 shares of Common stock of the Company at a selling price of $0.03 per share for an aggregate amount of $405,000 (“Sale”). The proceeds are being used to fund the Company’s public company financial reporting requirements.

18.	During the period July 2020, the Company sold 1,000,000 shares of common stock to two “accredited investors”, at $0.02 per share and $0.03 per share, respectively for an aggregate purchase price of $25,000. The proceeds were used for working capital.

19.	During the period August 2020, the Company sold 8,606,665 shares of common stock to nine “accredited investors”, at prices ranging from $0.03 per share and $0.06 per share, for an aggregate purchase price of $392,100. The proceeds were used for working capital.

20.	During the period September 2020, the Company sold 4,800,000 shares of common stock to five “accredited investors”, at prices ranging from $0.06 per share and $0.10 per share, for an aggregate purchase price of $410,000. The proceeds were used for working capital.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Going Concern Consideration

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $289,343 for the three months ended January 31, 2019. In addition, the Company had an accumulated deficit of $14,792,098 at January 31, 2019. The Company had a negative working capital position of $1,410,373 at January 31, 2019.

In addition to the above, the outbreak of the novel coronavirus (“COVID-19”) during March 2020 and the resulting adverse public health developments and economic effects to the United States business environments have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect in connection with the COVID-19 outbreak and which currently still continue to have a negative impact to our business and the economy. These restrictions have adversely affected the Company’s sales, results of operations and financial condition. In response to the COVID-19 outbreak, the Company (a) has accelerated its research and development activities, particularly in regards to potential health benefits of the Company’s products in addressing various health concerns associated with COVID-19 and (b) is aggressively seeking to raise additional debt and/or equity financing to support working capital requirements until sale for its products to providers resumes to levels pre COVID-19.

As a result of the above, the Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless (a) the United States economy resumes to pre-COVID-19 conditions and (b) additional sources of working capital through operations or debt and/or equity financings are realized. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) the effects of the COVID-19 crisis resume to pre-COVID 19 market conditions, (2) the Company will be able to establish a stabilized source of revenues, (3) obligations to the Company’s creditors are not accelerated, (4) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations, (5) the Company is able to continue to produce products or obtain products under supply arrangements which are in compliance with current and future regulatory guidelines, (6) the Company is able to continue its research and development activities, particularly in regards to remaining compliant with the FDA and the safety and efficacy of its products, and (7) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of January 31, 2019, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Three Months Ended January 31,
	2019	2018
Cash, beginning of year	$43,016	$39,560
Net cash used in operating activities	(30,976)	(63,437)
Net cash provided by (used in) investing activities	–	(2,410)
Net cash provided by financing activities	–	65,000
Cash, end of year	$12,040	$38,713

During the three months ended January 31, 2019, the Company used cash in operating activities of $30,976, compared to $63,437 for the three months ended January 31, 2018, a reduction in cash used of $32,461. The change in cash used in operating activities was due to a decrease in the net loss during the three months ended January 31, 2019 resulting from lower general and administrative expenses (reduced salaries to executives during the three months ended January 31, 2019 compared with the three months ended January 31, 2018), after adjusting for non-cash charges (mostly related to stock based compensation, bad debt expense, and reduction in derivative liabilities).

During the three months ended January 31, 2019, the Company did not have any investing activities. The Sale occurred in February 2018 and the Company acquired all of the products sold during the three months ended January 31, 2019 from third party suppliers.

During the three months ended January 31, 2019, the Company did not have any cash financing activities.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of January 31, 2019 and through the date of this report, we had no such arrangements.

Recently Issued Financial Accounting Standards

In February 2016, a pronouncement was issued by the FASB that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company does not expect that implementation of the new pronouncement will have a material impact to its financial statements.

Critical Accounting Policies

Our unaudited consolidated financial statements reflect the selection and application of accounting policies which require us to make significant estimates and judgments. See Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, “Summary of Significant Accounting Policies”.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of January 31, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following securities during the six months ended January 31, 2019 to the date of filing of this Report:

1.	On February 5, 2019, the Company entered into an unsecured loan agreement with a third party with a principal balance of $25,000. The outstanding principal was due March 8, 2019. The loan was not repaid on the maturity date as required. The third party agreed to accept payment in kind consisting of certain products of the Company in lieu of cash interest.

2.	On March 7, 2019, the Company sold an aggregate of 7,500,000 shares of common stock and granted warrants to purchase an aggregate 2,000,000 common shares to three “accredited investors” investors. The warrants had exercise prices of $0.08 and had a one -year term. The aggregate grant date fair value of the warrants issued in connection with these issuances were $6,600. The warrants expired on March 7, 2020. The proceeds were used for working capital.

3.	During March 2019, the Company issued a $30,000 of convertible 6% debentures (“30,000 Debenture”) to one accredited investor. The principal amount of the $30,000 Debenture, plus accrued and unpaid interest through June 30, 2020 were payable on the 10th business day subsequent to June 30, 2020, unless the payment of the $30,000 Debenture was prepaid at the sole option of the Company, or was converted as provided for under the terms of the $30,000 Debenture, and/or accelerated due to an event of default in accordance with the terms of the $30,000 Debenture.

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

4.	During April 2019, the Company sold 5,102,000 shares of common stock to seven “accredited investors” at $0.03 per share for an aggregate purchase price of $154,500. The proceeds were used for working capital.

5.	During May 2019, the Company and holders of the $100,000 Debentures agreed to convert the principal amount of the $100,000 Debentures plus interest accrued and unpaid through the date of the conversion totaling $100,622 into 3,773,584 shares of common stock of the Company (approximately $0.0267 per share representing a discount to the trading price of $0.0285 as of the effective date of the transaction).

6.	On May 1, 2019, the Company, Mint Organics and the holder of a promissory note issued by Mint Organics agreed to a settlement of the outstanding loan whereby the Company agreed to issue the holder of the note 2,735,000 shares of newly issued common stock of the Company. At the time of the settlement, the outstanding obligation under the note, including late fees and penalties was approximately $72,568. The common stock issued was priced at $0.0265 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction.

7.	On May 1, 2019, the Company and Mint Organics entered into an exchange agreement whereby the Company agreed to acquire the 150 shares of Mint Series A Preferred Stock and the 150,000 warrants to purchase shares of common stock of the Company originally issued to Mr. Wayne Rohrbaugh in connection with the initial capitalization of Mint Organics (see note 15) in exchange for 4,400,000 shares of common stock of the Company (approximately $0.034 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction).

8.	On May 1, 2019, the Company and Mint Organics Florida entered into an exchange agreement whereby the Company agreed to acquire the 21.25 units from the minority equity holder of Mint Organics Florida (see note 15) in exchange for 2,400,000 shares of common stock of the Company (approximately $0.042 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction).

9.	During July 2019, the Company sold 2,500,000 shares of common stock to one “accredited investor” at $0.02 per share for an aggregate purchase price of $50,000. The proceeds were used for working capital.

10.	During August 2019 through September 2019, the Company sold 5,250,000 shares of common stock to four “accredited investors” at $0.02 per share for an aggregate purchase price of $105,000. The proceeds were used for working capital.

11.	On October 10, 2019, the Company and an investor (“Noteholder”) agreed to a funding facility arrangement (“Funding Facility”) whereby the Noteholder was required to fund the Company an initial tranche of $100,000 on October 15, 2019 (“Initial Funding Date”) and had the option to fund the Company up to an aggregate of $500,000 (“Funding Facility Limit”) in minimum $100,000 monthly tranches by no later than February 15, 2020 (“Funding Expiration Date”). The Funding Facility matures on February 15, 2021 (“Maturity Date”) and accrues interest at 6.0% per annum. The Funding Facility, plus all accrued interest, automatically converts into 40,000,000 shares of newly issued common stock of the Company if the Noteholder funds the full $500,000 by the Funding Expiration Date. The Noteholder fully funded the Funding Facility as prescribed on February 12, 2020 and the Company converted the Funding Facility into 40,000,000 shares of common stock of the Company that were issued to the Noteholders designated entity, Republic Asset Holdings LLC.

On April 27, 2020, the Company sold 5,000,000 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.02 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.

12.	During November 2019 through January 2020, the Company sold 3,250,000 shares of common stock to three “accredited investors” at $0.02 per share for an aggregate purchase price of $65,000. The proceeds were used for working capital.

13.	During February 2020 through April 2020, the Company sold 11,050,000 shares of common stock to five “accredited investors” at $0.02 per share for an aggregate purchase price of $221,000. The proceeds were used for working capital.

14.	During April 2020 through May 2020, the Company sold 11,000,000 shares of common stock to Dr. Allen Meglin, a director of the Company at $0.02 per share for an aggregate purchase price of $220,000. During July and August 2020, the Company sold an additional 1,166,666 shares and 422,514 shares of common stock to Dr. Allen Meglin at $0.03 per share and $0.10 per share, respectively, for an aggregate purchase price of $77,251. The proceeds from all of the above sales were used for working capital.

15.	During May 2020, the Company sold 3,000,000 shares of common stock to two “accredited investors” at $0.02 per share for an aggregate purchase price of $60,000. The proceeds were used for working capital.

16.	During July and August 2020, the Company completed the private placement to 19 accredited investors for the sale of 13,499,992 shares of Common stock of the Company at a selling price of $0.03 per share for an aggregate amount of $405,000 (“Sale”). The proceeds are being used to fund the Company’s public company financial reporting requirements.

17.	During the period July 2020, the Company sold 1,000,000 shares of common stock to two “accredited investors”, at $0.02 per share and $0.03 per share, respectively for an aggregate purchase price of $25,000. The proceeds were used for working capital.

18.	During the period August 2020, the Company sold 8,606,665 shares of common stock to nine “accredited investors”, at prices ranging from $0.03 per share and $0.06 per share, for an aggregate purchase price of $392,100. The proceeds were used for working capital.

19.	During the period September 2020, the Company sold 4,800,000 shares of common stock to five “accredited investors”, at prices ranging from $0.06 per share and $0.10 per share, for an aggregate purchase price of $410,000. The proceeds were used for working capital.

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and Regulation D promulgated thereunder due to the fact that there was no solicitation or advertising and the did not involve a public offering of securities.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

On May 18, 2020 and May 19, 2020, pursuant to the Nevada Revised Statutes and the Bylaws of the Company, the Board of Directors of the Company and the stockholders holding a majority of 50.3% of the Company’s outstanding voting outstanding capital stock, respectively, approved the filing of an amendment to the Articles of Incorporation of the Company to increase the authorized amount of common stock from 750,000,000 to 1,500,000,000, without changing the par value of the common stock or authorized number and par value of “blank check” Preferred Stock. On June 2, 2020, the Company filed a Definitive 14C with the SEC regarding the corporate action. On June 24, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effectuate the corporate action on June 24, 2020.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

By:	/s/ ALBERT MITRANI
Albert Mitrani
Chief Executive Officer
(Principal Executive Officer)
By:	October 15, 2020 /s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer) October 15, 2020

