Form 10-Q
period 2019-04-30
Organicell Regenerative Medicine, Inc.
filed 2020-10-16
CIK 1557376

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

Part I – FINANCIAL INFORMATION

Item 1. - Financial Statements

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
ASSETS	2019	2018
Current Assets
Cash	$121,372	$43,016
Accounts receivable, net of allowance for bad debts	30,130	48,025
Other receivable	5,000	–
Prepaid expenses	28,263	15,221
Inventories	39,321	–
Total Current Assets	224,086	106,262

Property and equipment, net	264,983	5,778
Security deposits	5,000	5,000
TOTAL ASSETS	$494,069	$117,040

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$471,998	$476,833
Accrued liabilities to management	618,602	327,662
Notes payable	85,000	60,000
Capital lease obligations	58,669	–
Convertible debentures	350,000	320,000
Deferred revenue	5,840	21,520
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	1,715,960	1,331,866

Long term capital lease obligations	177,396	–

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 460,067,110 and 436,490,110 shares issued and outstanding, respectively	460,067	436,490
Additional paid-in capital	13,311,195	12,853,608
Accumulated deficit	(15,212,846)	(14,547,901)
Total stockholders’ deficit attributable to Organicell Regenerative Medicine, Inc.	(1,441,584)	(1,257,803)
Non-controlling interest	42,297	42,977
Total Stockholders’ Deficit	(1,399,287)	(1,214,826)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$494,069	$117,040

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018

Revenues	$361,969	$92,560	$537,922	$510,190

Cost of revenues	68,591	20,483	114,010	99,300

Gross profit	293,378	72,077	423,912	410,890

General and administrative expenses	730,640	2,427,680	1,150,517	3,181,114

Loss from operations	(437,262)	(2,355,603)	(726,605)	(2,770,224)
Other income (expense)
Interest expense	(11,898)	(20,010)	(19,874)	(214,038)
Reduction (increase) of derivative liabilities	–	(186,890)	–	265,597
Other	28,072	20,529	80,854	20,527

Loss before taxes	(421,088)	(2,541,974)	(665,625)	(2,698,138)
Provision for income taxes	–	–	–	–
Net loss	(421,088)	(2,541,974)	(665,625)	(2,698,138)

Net income (loss) attributable to the non-controlling interest	(340)	55,464	(680)	31,426

Net loss attributable to Organicell Regenerative Medicine, Inc.	$(420,748)	$(2,597,438)	$(664,945)	$(2,729,564)

Net loss per common share - basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	452,103,391	129,460,084	446,364,044	120,448,071

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Three Months and Six Months Ended April 30, 2019 and 2018

(Unaudited)

Three Months Ended April 30,

	Preferred Stock						Additional		Total Stockholders’ Deficit Attributable	Non-	Total
	Series A		Series B		Common Stock		Paid In	Accumulated	To	Controlling	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Organicell	Interest	Deficit
Balance February 1, 2018	400	$–	–	$–	115,527,487	$115,528	$7,560,409	$(11,217,868)	$(3,541,931)	$31,851	$(3,510,080)

Cancellation of preferred stock in connection with Reorganization	(400)	–	–	–	–	–	–	–	–	–	–

Acquisition of non-controlling interest	–	–	–	–	–	–	3,658	–	3,658	(43,658)	(40,000)

Proceeds from sale of common stock	–	–	–	–	2,187,550	2,188	32,812	–	35,000	–	35,000

Exercise of cashless warrants	–	–	–	–	70,382,456	70,382	(70,382)	–	–	–	–

Stock-based compensation	–	–	–	–	244,192,617	244,192	3,614,104	–	3,858,296	–	3,858,296

Executive forgiveness of employment obligations in connection with Reorganization	–	–	–	–	–	–	1,636,808	–	1,636,808	–	1,636,808

Net income (loss)	–	–	–	–	–	–	–	(2,597,438)	(2,597,438)	55,464	(2,541,974)

Balance April 30, 2018	–	–	–	–	432,290,110	432,290	12,777,409	(13,815,306)	(605,607)	43,657	(561,950)

Balance February 1, 2019	–	–	–	–	443,490,110	443,490	12,905,884	(14,792,098)	(1,442,724)	42,637	(1,400,087)

Proceeds from sale of common stock	–	–	–	–	12,602,000	12,602	291,898	–	304,500	–	304,500

Stock-based compensation	–	–	–	–	3,975,000	3,975	113,413	–	117,388	–	117,388

Net loss	–	–	–	–	–	–	–	(420,748)	(420,748)	(340)	(421,088)

Balance April 30, 2019	–	$–	–	$–	460,067,110	$460,067	$13,311,195	$(15,212,846)	$(1,441,584)	$42,297	$(1,399,287)

Six Months Ended April 30,

	Preferred Stock						Additional		Total Stockholders’ Deficit Attributable	Non-	Total
	Series A		Series B		Common Stock		Paid In	Accumulated	To	Controlling	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Organicell	Interest	Deficit
Balance October 31, 2017	400	$–	–	$–	111,464,987	$111,465	$7,417,321	$(11,085,743)	$(3,556,956)	$52,744	$(3,504,212)

Cancellation of preferred stock in connection with Reorganization	(400)	–	–	–	–	–	–	–	–	–	–

Acquisition of non-controlling interest	–	–	–	–	–	–	3,658	–	3,658	(43,658)	(40,000)

Proceeds from sale of common stock	–	–	–	–	6,250,050	6,250	93,750	–	100,000	–	100,000

Exercise of cashless warrants	–	–	–	–	70,382,456	70,382	(70,382)	–	–	–	–

Stock-based compensation	–	–	–	–	244,192,617	244,193	3,696,255	–	3,940,447	3,145	3,943,592

Executive forgiveness of employment obligations in connection with Reorganization	–	–	–	–	–	–	1,636,808	–	1,636,808	–	1,636,808

Net income (loss)	–	–	–	–	–	–	–	(2,729,564)	(2,729,564)	31,426	(2,698,138)

Balance April 30, 2018	–	–	–	–	432,290,110	$432,290	$12,777,410	$(13,815,307)	$(605,607)	$43,657	$(561,950)

Balance October 31, 2018	–	–	–	–	436,490,110	$436,490	$12,853,608	$(14,547,901)	$(1,257,803)	$42,977	$(1,214,826)

Proceeds from sale of common stock	–	–	–	–	12,602,000	12,602	291,898	–	304,500	–	304,500

Stock-based compensation	–	–	–	–	10,975,000	10,975	165,689	–	176,664	–	176,664

Net loss	–	–	–	–	–	–	–	(664,945)	(664,945)	(680)	(665,625)

Balance April 30, 2019	–	$–	–	$–	460,067,110	$460,067	$13,311,195	$(15,212,846)	$(1,441,584)	$42,297	$(1,399,287)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended April 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(665,625)	$(2,698,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,965	6,850
Bad debt expense	–	36,090
Stock-based compensation	176,664	3,943,592
Amortization of debt discount	–	179,968
Settlement of executive employment obligations	–	(1,063,083)
Gain on sale of Anu assets	–	(821,070)
Reduction of derivative liabilities	–	(265,597)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	17,895	(13,722)
Prepaid expenses	(13,042)	(8,039)
Inventories	(39,321)	60,319
Other receivable	(5,000)	–
Accounts payable and accrued expenses	(4,835)	19,062
Accrued liabilities to management	290,940	426,888
Deferred rent	–	1,948
Deferred revenue	(15,680)	(39,621)
Net cash used in operating activities	(255,039)	(234,553)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(22,575)	(4,569)
Purchase of non-controlling interests in Mint Organics	–	(40,000)
Proceeds from the sale of Anu assets	–	140,022
Net cash (used in) provided by investing activities	(22,575)	95,453

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	55,000	–
Payments on capital lease	(3,530)	–
Proceeds from sale of common stock and warrants	304,500	100,000
Net cash provided by financing activities	355,970	100,000

Increase (decrease) in cash	78,356	(39,100)
Cash at beginning of period	43,016	39,560
Cash at end of period	$121,372	$460

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$7,283	$32,534

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital lease obligations	$239,595	$–
Executive forgiveness of employment obligations in connection with Reorganization	$–	$1,636,808
Outstanding SPA and other obligations satisfied in connection with the Sale	$–	$809,978

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

For the six months ended April 30, 2019, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) and wholly owned subsidiary, with a business purpose to sell cellular therapy products to doctors and hospitals.

During the six months ended April 30, 2019, the Company revenues were principally derived from the sale and distribution of regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals. For the period November 1, 2018 through April 2019, the Company sold products produced and supplied through third party supply agreements. During February 2019, the Company began arranging to operate a new laboratory facility for the purpose of performing research and development, production and manufacturing of anti-aging and cellular therapy products. This new laboratory facility became operational in May 2019 and during the same period, the Company began producing and distributing the products that are being sold to its customers.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At April 30, 2019, the Company did not have any cash balances in financial institutions in excess of FDIC insurance coverage.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the three months ended April 30, 2019 and 2018, the Company recorded bad debt expense of $0 and 1,822, respectively. For the six months ended April 30, 2019 and 2018, the Company recorded bad debt expense $0 and $36,090, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. We provide reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At April 30, 2019, we determined that there were not any reserves required in connection with our finished goods.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of property and equipment range from 3 to 15 years. Upon sale or retirement, the cost and related accumulated depreciation and amortization are eliminated from their respective accounts, and the resulting gain or loss is included in results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

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

The Company recognizes revenue only when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to receive in exchange for the good or service. Our performance obligations are satisfied and control is transferred at a point-in-time, which is typically when the transfer and title to the product sold has taken place and there is evidence of our customer’s satisfactory acceptance of the product shipment or delivery. Due to the nature of the Company’s sales transactions, this adoption did not have any impact to the Company’s financial statements for the six months ended April 30, 2019.

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

At April 30, 2019, the Company had 5,687,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and six months ended April 30, 2019. At April 30, 2018, the Company had 3,687,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and six months ended April 30, 2018.

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

For the six months ended April 30, 2019 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during that period. During the six months ended April 30, 2018 there was a change in ownership which caused a change in control under IRC Section 382 (“Section 382 event”). Prior to the Section 382 event, the Company utilized a portion of its available net operating loss carryforwards to offset income through that date mainly resulting from the sale of ANU. Any remaining net operating losses which had been carried forward from years ended October 31, 2017 and before the Section 382 event were lost. There is a full valuation allowance for six months ended April 30, 2019 and 2018.

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

During the six months ended April 30, 2018, the Company recorded a gain of $265,597 associated with the change in fair value of the derivative liabilities from October 31, 2017.

The Company did not have any convertible instruments outstanding at April 30, 2019 and October 31, 2018 that qualify as derivatives.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after April 30, 2019 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $726,605 for the six months ended April 30, 2019. In addition, the Company had an accumulated deficit of $15,212,846 at April 30, 2019. The Company had a negative working capital position of $1,491,874 at April 30, 2019.

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of April 30, 2019, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

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

Under the terms of the Reorganization, as of the Effective Date:

1.	Mr. Iglesias replaced Albert Mitrani as Chief Executive Officer of the Company.
2.	Mr. Iglesias and Richard Fox were appointed as members to the Board of Directors of the Company. Mr. Fox resigned in May 2019 and Mr. Robert Zucker was appointed to fill his vacancy. Mr. Zucker resigned from the Board of Directors in April 2020.
3.	Ian Bothwell and Maria Mitrani resigned from the Board of Directors of the Company. Ms. Mitrani was re-appointed to the Board of Directors of the Company during August 2019. Mr. Bothwell was re-appointed to the Board during September 2019.
4.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to terminate their respective employment agreements in favor of new employment agreements. In connection with the new employment agreements, Mr. Mitrani agreed to serve as the Company’s President, Ian Bothwell agreed to remain Chief Financial Officer and Maria Mitrani agreed to remain Chief Science Officer of the Company.
5.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to the cancellation of their 100 shares of the Company’s Series A Preferred Stock. In addition, the Company agreed that it would cancel the Certificates of Designation for the Company’s Series A Preferred Stock and Series B Preferred Stock.
6.	The Company agreed to terminate Sections 4.08(c) and 4.08(d) of the Company’s Second Amended and Restated By-Laws which had required supermajority approval of the Board for certain corporate actions.
7.	Ian Bothwell and Maria Mitrani exercised, on a cashless basis, all of their warrants for 48,624,561 and 21,757,895, respectively, shares of common stock of the Company based on the exercise price of $0.001 and the closing price of the Company’s common stock on the Effective Date.
8.	Ian Bothwell and Maria Mitrani were granted an additional 4,675,439 and 2,092,105, respectively, shares of common stock of the Company (see Note 12).
9.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to release the Company for all amounts owed to them for unpaid salaries through the Effective Date and advances and/or expenses incurred prior to December 31, 2017 totaling $1,636,808.

NOTE 6 – INVENTORIES

Inventories totaled $39,321 and $0 at April 30, 2019 and October 31, 2018, respectively.

	April 30, 2019	October 31, 2018

Raw materials and supplies	$8,906	$–
Finished goods	30,415	–

Total inventories	$39,321	$–

NOTE 7 - PROPERTY AND EQUIPMENT

	April 30, 2019	October 31, 2018

Computer equipment	$8,653	$8,653
Manufacturing equipment	262,170	–
	270,823	8,653
Less: accumulated depreciation and amortization	(5,840)	(2,875)
Total property and equipment, net	$264,983	$5,778

Depreciation expense totaled $2,474 and $769 for the three months ended April 30, 2019 and 2018, respectively. Depreciation expense totaled $2,965 and $6,850 for the six months ended April 30, 2019 and 2018, respectively.

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

For the six months ended April 30, 2019 and 2018, the total amount of sales to customers related to our board of director members and/or employees of the Company totaled $39,620 and $19,550, respectively.

From time to time, Mr. Iglesias and Mr. Bothwell and/or their respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. As of April 30, 2019, $229,397 and $58,845 are owed to Mr. Iglesias and Mr. Bothwell and/or their respective affiliates, respectively. In addition, the Company has not provided Mr. Bothwell required salary payments since July 2018. At April 30, 2019, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $92,135, $66,318 and $171,907, respectively.

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

The principal amount of Convertible Debentures outstanding as of April 30, 2019 was $350,000.

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

Mint Organics Inc.

On June 22, 2017, Mint Organics entered into an unsecured loan agreement with a third party (“Third Party”) with a principal balance of $60,000, an annual interest rate of 10%, and all accrued and unpaid interest and outstanding principal are due on the one-year anniversary of the note. Interest expense for the three months ended April 30, 2019 and 2018 was $1,512 and $1,512, respectively. Interest expense for the six months ended April 30, 2019 and 2018 was $3,025 and $3,025, respectively. The loan was not repaid on the maturity date as required.

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

In connection with the Sale, the underlying debt instrument associated with the derivative liability was paid in full without utilization of any of the conversion features associated with the debt instrument. During the six months ended April 30, 2018, the Company recorded a gain of $265,597 associated with the change in fair value of the derivative liabilities from October 31, 2017.

NOTE 11 — IRS PENALTIES

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement. During the period that the appeal is being reviewed and a determination is made by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $70,000 of accrued tax penalties on the balance sheet as of April 30, 2019 and October 31, 2018.

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

During September 2018, in consideration for agreeing to serve as the Company’s Chief Medical Officer (“CMO”) and render other medical consulting and advisory services to the Company, the Board approved the issuance to the CMO of 2,500,000 shares of unregistered common stock valued at $0.0138 per share, the closing price of the common stock of the Company on that date. The Company recorded $34,500 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2018. In connection with the CMO’s appointment to the Board of Directors of the Company during February 2019, during February 2019 and August 2019, the Board approved the issuance to the CMO of 2,000,000 and 3,000,000 shares, respectively, of unregistered common stock valued at $0.025 per share and $0.028 per share, respectively, the closing price of the common stock of the Company on the grant dates. The Company recorded $50,000 and $84,000, during the quarters ended April 30, 2019 and October 31, 2019, respectively, of stock-based compensation expense based fair value of these shares on the grant date.

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

During the period February 1, 2019 through April 30, 2019, in consideration for agreeing to provide medical consulting and advisory services to the Company, the Board approved the issuance to seven individuals an aggregate of 1,750,000 shares of unregistered common stock valued between $0.024 and $0.049 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $55,500 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended April 30, 2019.

During the period February 1, 2019 through April 30, 2019, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to nine individuals an aggregate of 225,000 shares of unregistered common stock valued between $0.0265 and $0.080 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $11,888 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended April 30, 2019.

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

As described in Note 14, in connection with the execution of the Consultants Agreement, the Company issued to the Consultants 12,000,000 shares of unregistered common stock (“Shares”) valued at $0.022 per share, the closing price of the common stock of the Company on the grant date. The Company recorded a total of $264,000 of stock-based compensation expense based on the vesting of the Shares (50% of the Shares vest as of the Effective Date of the Consultants Agreement 50% of the Shares vest on the six-month anniversary of the Consultants Agreement). The Company will record $132,000 of stock-based compensation expense on the grant date and $132,000 during the quarter ended October 31, 2020.

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

NOTE 13 – WARRANTS

A summary of warrant activity for the six months ended April 30, 2019 and 2018 are presented below.

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2018	3,687,484	$0.41	1.14	$–
Granted	2,000,000	$0.08	1.00	$–
Exercised	–	$–	–	$–
Expired/Forfeited	–	$–	–	$–
Outstanding and exercisable at April 30, 2019	5,687,484	$0.30	0.72	$–

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2017	158,137,484	$0.05	9.02	$–
Granted	–	$–	–	$–
Exercised	77,300,000	$0.04	8.45	$–
Expired/Forfeited	77,150,000	$0.04	8.42	$–
Outstanding and exercisable at April 30, 2018	3,687,484	$0.41	1.39	$–

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

April 25, 2020 Amendment

On April 25, 2020, the Company agreed to amend and revise the each of Albert Mitrani, Ian Bothwell and Dr. Maria I. Mitrani, (individually each of A. Mitrani, Bothwell and Dr. Mitrani are referred to as an “Executive” and collectively the “Executives”) April 2018 Executive Employment Agreements. The primary amended terms associated with the agreements for each Executive were substantially similar and consisted of the following:

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

In connection with an independent valuation using a Black-Scholes option model, the fair value of the warrants issued were determined to be $34,949. At the time of issuance, the Company estimated that the warrants would be fully vested by December 31, 2017. The Company has recorded amortization expense totaling $0 and $6,889 during the six months ended April 30, 2019 and 2018, respectively, as additional stock-based compensation.

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

Non-controlling interests in Mint Organics and Mint Organics Florida

The Company’s non-controlling interests in Mint Organics and Mint Organics Florida at October 31, 2018 and April 30, 2019 are determined based on the pro rata equity percentage held by the non-controlling equity holders of Mint Organics and Mint Organics Florida during each of the respective periods, provided however, that the carrying amount of non-controlling interests shall not be negative.

Effective May 1, 2019, the Company has acquired all of the minority interests issued in Mint Organics and Mint Organics Florida, and accordingly, there no longer exists any non-controlling interests in those entities as of such date.

At April 30, 2019 and October 31, 2018, the non-controlling interests of Mint Organics Inc. and Mint Organics Florida were 22.5% and 4.0% and 22.5% and 4.0%, respectively. As of April 30, 2019 and October 31, 2018, the non-controlling interests representing the minority interest’s share of both Mint Organics and Mint Organics Florida equity were $42,297 and $42,977, respectively.

NOTE 16 – LIABILITIES ATTRIBUTABLE TO DISCONTINUED OPERATIONS

During September 2015, the Company formed Ethan NY for the purpose of selling clothing and accessories through a retail store. During June 2016, the Ethan NY operations were closed.

The following summarizes the carrying amounts of the assets and liabilities of Ethan NY at April 30, 2019 and October 31, 2018 (see Note 14):

	April 30, 2019	October 31, 2018

Assets	$–	$–

Liabilities:
Accounts Payable	$94,835	$94,835
Accrued Expenses	31,016	31,016
	$125,851	$125,851

NOTE 17 - SEGMENT INFORMATION

For the six months ended April 30, 2019 and 2018, the Company operated only one operating segment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

For the Three Months Ended April 30, 2019 and April 30, 2018

Revenues

Our revenues for the three months ended April 30, 2019 were $361,969, compared with revenues of $92,560 for the three months ended April 30, 2018. The increase in revenues during the three months ended April 30, 2019 of $269,409 (291.0%) was primarily the result of the Company being able to realize an increase of approximately 115.4% (approximately $193,946) in unit sales of its products during the three months ended April 30, 2019 compared with the three months ended April 30, 2018 and increases of approximately 81.5% (approximately $75,463) in the average sales prices for the products sold during the three months ended April 30, 2019 compared with the average sales prices realized on products sold during the three months ended April 30, 2018. The increase in the units sold and prices realized was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations. In addition, the Company completed the Sale in February 2018 which required the Company to re-build and develop a new customer base during the three months ended April 30, 2018 as compared to an already developing customer base existing during the three months ended April 30, 2019.

Cost of Revenues

Our cost of revenues for the three months ended April 30, 2019 were $68,591, compared with cost of revenues of $20,283 for the three months ended April 30, 2018. The increase in cost of revenues during the three months ended April 30, 2019 compared with the three months ended April 30, 2018 was due to an increase in the amount of units sold of 115.4% (approximately $36,752) during the three months ended April 30, 2019 compared with the three months ended April 30, 2018 and from the increase in the cost of units sold of 55.4% (approximately ($11,356) during the three months ended April 30, 2019 compared to costs of units sold during the three months ended April 30, 2018, which as described above, was primarily the result of the Company having to source its supply of inventory through more costly third party manufacturers for the three months ended April 30, 2019 while during the three months ended April 30, 2018, the Company’s supply of inventory supply was obtained through lower costing inventory manufactured by the Company up through the Sale and thereafter from third party manufacturers which were less costly than the third party manufacturers that supplied the Company during the three months ended April 30, 2019.

Gross Profit

Our gross profit for the three months ended April 30, 2019 was $293,378, compared with gross profit of $72,077 for the three months ended April 30, 2018. The increase in gross profit during the three months ended April 30, 2019 of $221,301 was the result of higher amount of units sold and higher prices realized from sales of its products, partially offset from higher cost of units sold during the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The increase in the units sold and prices realized was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness and the introduction of new and more advanced product offerings.

General and Administrative Expenses

General and administrative expenses for the three months ended April 30, 2019 were $730,640, compared with $2,427,680 for the three months ended April 30, 2018, a decrease of $1,697,040 (70.0%). The decrease in the general and administrative expenses for the three months ended April 30, 2019 was primarily the result of reduced stock-based compensation costs to executives during the three months ended April 30, 2019 totaling $3,740,909 and reduced salaries of approximately $46,512 attributable to the resignation of certain executives in connection with the Sale and Taddeo settlement and reduced salaries under current executives employment agreements, partially offset from non-recurring reductions in payroll costs totaling approximately $1,063,083 resulting from the termination and/or restructuring of executive employments agreements in connection with the Sale and the Taddeo settlement and gains realized on the sale of the Anu assets of $824,798 during the three months ended April 30, 2018 and increased marketing related costs of $80,000, $40,649 of increase laboratory related expenses and $80,415 of increased professional fees and office expenses during the three months ended April 30, 2019 compared with the three months ended April 30, 2018.

Other Income (Expense)

Other income, net, for the three months ended April 30, 2019 was $16,174, compared with other expense, net, of $186,373 for the three months ended April 30, 2018, an increase of $202,547. The net increase in the other income was the result of increased income from the settlement of obligations of $7,545 and reduced interest costs and amortization of discounts associated with the SPA and other interest-bearing obligations totaling $195,002 during the three months ended April 30, 2019 compared with the three months ended April 30, 2018.

For the Six Months Ended April 30, 2019 and April 30, 2018

Revenues

Our revenues for the six months ended April 30, 2019 were $537,922, compared with revenues of $510,190 for the six months ended April 30, 2018. The increase in revenues during the six months ended April 30, 2019 of $27,732 (5.4%) was primarily the result of the Company being able to realize an increase of approximately 75.9% (approximately $386,961) in the average sales prices for the products sold during the six months ended April 30, 2019 compared with the average sales prices realized on products sold during the six months ended April 30, 2018, partially offset from the decrease in unit sales of its products by 40.0% (approximately $359,229) during the six months ended April 30, 2019 compared with the six months ended April 30, 2018. The increase in the prices realized on product sold and units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations. The Company’s reduction in units sold during the six months ended April 30, 2019 compared to the six months ended April 30, 2018 was primarily due to the Company’s shift from selling lower priced and less advanced product offerings during the six months ended April 30, 2018. In addition, since the Sale in February 2018, the Company was required to re-build and develop a new customer base as compared to an already developing customer base existing during the six months ended April 30, 2019.

Cost of Revenues

Our cost of revenues for the six months ended April 30, 2019 were $114,010, compared with cost of revenues of $99,300 for the six months ended April 30, 2018. The increase in the cost of revenues of $14,710 (14.8%) during the six months ended April 30, 2019 compared with the six months ended April 30, 2018 was due to the increase in the cost of units sold of 91.5% (approximately $90,847) during the six months ended April 30, 2019 compared to the cost of units sold during the six months ended April 30, 2018, partially offset from a decrease in the amount of units sold of 40.0% (approximately $76,137) during the six months ended April 30, 2019 compared with the six months ended April 30, 2018. In increase in the cost of units sold was primarily the result of the Company having to source its supply of inventory through third party manufacturers for the period February 6, 2018 through April 30, 2019 which were more costly than the cost of revenues for products manufactured by the Company during the periods November 1, 2017 to February 5, 2018 and from May 1, 2019 through April 30, 2019. The Company’s reduction in units sold during the six months ended April 30, 2019 compared to the six months ended April 30, 2018 was primarily due to the Company’s shift from selling lower priced and less advanced product offerings during the six months ended April 30, 2018. In addition, since the Sale in February 2018, the Company was required to re-build and develop a new customer base which it continues to develop and expand.

Gross Profit

Our gross profit for the six months ended April 30, 2019 was $423,912, compared with gross profit of $410,890 for the six months ended April 30, 2018. The increase in gross profit during the six months ended April 30, 2019 of $13,022 (3.2%) was the result of the higher prices realized from sales of its products, partially offset from a decrease in the amount of units sold and higher cost of units sold during the six months ended April 30, 2019 compared to the six months ended April 30, 2018. The increase in the prices realized was attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness and the introduction of new and more advanced product offerings. The higher cost of units sold was due to the Company relying on more costly inventory supplied through third party manufacturers than from the Company’s internally manufactured supply during certain periods during the six months ended April 30, 2019 compared with the allocation of product supply sources for units sold during the six months ended April 30, 2018.

General and Administrative Expenses

General and administrative expenses for the six months ended April 30, 2019 were $1,150,517, compared with $3,181,114 for the six months ended April 30, 2018, a decrease of $2,030,597 (63.8%). The decrease in the general and administrative expenses for the six months ended April 30, 2019 was primarily the result of reduced stock-based compensation costs to executives during the six months ended April 30, 2019 totaling $3,766,934, decreases in bad debt reserves of $36,090 and reduced salaries of approximately $344,000 attributable to the resignation of certain executives in connection with the Sale and Taddeo settlement and reduced salaries under current executives employment agreements, partially offset from non-recurring reductions in payroll costs totaling approximately $1,063,083 resulting from the termination and/or restructuring of executive employments agreements in connection with the Sale and the Taddeo settlement and gains realized on the sale of the Anu assets of $824,798 during the six months ended April 30, 2018 and marketing related costs of $128,514 and $91,161 of increased professional fees and office expenses during the six months ended April 30, 2019 compared with the six months ended April 30, 2018.

Other Income (Expense)

Other income, net, for the six months ended April 30, 2019 was $60,980, compared with other income, net, of $72,086 for the six months ended April 30, 2018, a decrease of $11,106. The net decrease in the other income was the result of reduced income realized on the reduction of derivative liabilities of $265,597, partially offset by increased income from the settlement of obligations of $60,327 and reduced interest costs and amortization of discounts associated with the SPA and other interest-bearing obligations totaling $194,164.

Liquidity and Capital Resources

Liquidity and Capital Resources

During the fiscal six months ended April 30, 2019 and through the date of the filing of this Form 10-Q, the Company has relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

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

Going Concern Consideration

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $726,605 for the six months ended April 30, 2019. In addition, the Company had an accumulated deficit of $15,212,846 at April 30, 2019. The Company had a negative working capital position of $1,491,874 at April 30, 2019.

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of April 30, 2019, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Six Months Ended April 30,
	2019	2018
Cash, beginning of year	$43,016	$39,560
Net cash used in operating activities	(255,039)	(234,553)
Net cash provided by (used in) investing activities	(22,575)	95,453
Net cash provided by financing activities	355,970	100,000
Cash, end of year	$121,372	$460

During the six months ended April 30, 2019, the Company used cash in operating activities of $255,039, compared to $234,553 for the six months ended April 30, 2018, a reduction in cash used of $20,486. The change in cash used in operating activities was due to a decrease in the net loss during the six months ended April 30, 2019 resulting from increased revenues and gross margins combined with lower general and administrative expenses after adjusting for non-cash charges (mostly related to stock based compensation, bad debt expense, settlement of executive employment obligations, reduction in derivative liabilities and the gain from the sale of the Anu assets) and liabilities owed to executive management.

During the six months ended April 30, 2019, the Company had cash used in investing activities of ($22,575), compared to cash provided by investing activities of $95,453 for the six months ended April 30, 2018. The increase in the change in cash used in investing activities was due primarily to increased costs associated with acquisition of fixed assets in connection with the new lab operations that commenced during May 2019 and reduced proceeds received from the sale of the Anu assets of $140,022, and reduced expenditures associated with the purchase of minority interests in Mint Organics of $40,000 that occurred during the six months ended April 30, 2018.

During the six months ended April 30, 2019, the Company had cash provided by financing activities of $355,970, compared to cash provided by financing activities of $100,000 for the six months ended April 30, 2018, an overall increase of $255,970. The increase in cash provided by financing activities was due to increases in proceeds from the sale of equity securities of $204,500 and increases in proceeds received from issuances of notes payable of $55,000, partially offset from increased payments on capital leases of $3,530.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of April 30, 2019 and through the date of this report, we had no such arrangements.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 30, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We issued the following securities during the six months ended April 30, 2019 to the date of filing of this Report:

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

