Form 10-Q
period 2019-07-31
Organicell Regenerative Medicine, Inc.
filed 2020-10-16
CIK 1557376

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Part I – FINANCIAL INFORMATION

Item 1. - Financial Statements

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
ASSETS	2019	2018
Current Assets
Cash	$36,578	$43,016
Accounts receivable, net of allowance for bad debts	62,406	48,025
Prepaid expenses	46,544	15,221
Inventories	62,093	–
Total Current Assets	207,621	106,262

Property and equipment, net	269,237	5,778
Security deposits	5,000	5,000
TOTAL ASSETS	$481,858	$117,040

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$516,584	$476,833
Accrued liabilities to management	703,925	327,662
Notes payable	25,000	60,000
Capital lease obligations	63,182	–
Convertible debentures	220,000	320,000
Deferred revenue	5,840	21,520
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	1,660,382	1,331,866

Long term capital lease obligations	165,779	–

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 484,136,805 and 436,490,110 shares issued and outstanding, respectively	484,137	436,490
Additional paid-in capital	13,734,703	12,853,608
Accumulated deficit	(15,563,143)	(14,547,901)
Total stockholders’ deficit attributable to Organicell Regenerative Medicine, Inc.	(1,344,303)	(1,257,803)
Non-controlling interest	–	42,977
Total Stockholders’ Deficit	(1,344,303)	(1,214,826)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$481,858	$117,040

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018

Revenues	$578,705	$206,204	$1,116,627	$716,394

Cost of revenues	80,630	38,971	194,640	138,271

Gross profit	498,075	167,233	921,987	578,123

General and administrative expenses	837,219	468,683	1,987,737	3,649,797

Loss from operations	(339,144)	(301,450)	(1,065,750)	(3,071,674)
Other income (expense)
Interest expense	(12,060)	(5,770)	(31,934)	(219,809)
Reduction of derivative liabilities	–	–	–	265,597
Other	609	(69)	81,464	20,460

Loss before taxes	(350,595)	(307,289)	(1,016,220)	(3,005,426)
Provision for income taxes	–	–	–	–
Net loss	(350,595)	(307,289)	(1,016,220)	(3,005,426)

Net income (loss) attributable to the non-controlling interest	(298)	(340)	(978)	31,086

Net loss attributable to Organicell Regenerative Medicine, Inc.	$(350,297)	$(306,949)	$(1,015,242)	$(3,036,512)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	476,532,595	405,492,820	456,530,735	216,507,106

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Three Months and Nine Months Ended July 31, 2019 and 2018

(Unaudited)

Three Months Ended July 31,

	Preferred Stock						Additional		Total Stockholders’ Deficit Attributable	Non-	Total
	Series A		Series B		Common Stock		Paid In	Accumulated	To	Controlling	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Organicell	Interest	Deficit
Balance May 1, 2018	–	$–	–	$–	432,290,110	$432,290	$12,777,409	$(13,815,306)	$(605,607)	$43,657	$(561,950)

Stock-based compensation	–	–	–	–	1,700,000	1,700	44,199	–	45,899	–	45,899

Net loss	–	–	–	–	–	–	–	(306,949)	(306,949)	(340)	(307,289)

Balance July 31, 2018	–	$–	–	$–	433,990,110	433,990	12,821,608	(14,122,255)	(866,657)	43,317	(823,340)

Balance May 1, 2019	–	$–	–	$–	460,067,110	460,067	13,311,195	(15,212,846)	(1,441,584)	42,297	(1,399,287)

Proceeds from sale of common stock	–	–	–	–	2,500,000	2,500	47,500	–	50,000	–	50,000

Exchange of debt obligations	–	–	–	–	7,619,695	7,620	196,044	–	203,664		203,664

Stock-based compensation	–	–	–	–	7,150,000	7,150	144,765	–	151,915	–	151,915

Acquisition of non-controlling interests	–	–	–	–	6,800,000	6,800	35,199	–	41,999	(41,999)	–

Net loss	–	–	–	–	–	–	–	(350,297)	(350,297)	(298)	(350,595)

Balance July 31, 2019	–	$–	–	$–	484,136,805	$484,137	$13,734,703	$(15,563,143)	$(1,344,303)	$–	$(1,344,303)

Nine Months Ended July 31,

	Preferred Stock						Additional		Total Stockholders’ Deficit Attributable	Non-	Total
	Series A		Series B		Common Stock		Paid In	Accumulated	To	Controlling	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Organicell	Interest	Deficit
Balance October 31, 2017	400	$–	–	$–	111,464,987	$111,465	$7,417,321	$(11,085,743)	$(3,556,957)	$52,744	$(3,504,213)

Cancellation of preferred stock in connection with Reorganization	(400)	–	–	–	–	–	–	–	–	–	–

Acquisition of non-controlling interest	–	–	–	–	–	–	3,658	–	3,658	(43,658)	(40,000)

Proceeds from sale of common stock	–	–	–	–	6,250,050	6,250	93,750	–	100,000	–	100,000

Exercise of cashless warrants	–	–	–	–	70,382,456	70,382	(70,382)	–	–	–	–

Stock-based compensation	–	–	–	–	245,892,617	242,893	3,740,454	–	3,986,346	3,145	3,989,491

Executive forgiveness of employment obligations in connection with Reorganization	–	–	–	–	–	–	1,636,808	–	1,636,808	–	1,636,808

Net income (loss)	–	–	–	–	–	–	–	(3,036,512)	(3,036,512)	31,086	(3,005,426)

Balance July 31, 2018	–	$–	–	$–	433,990,110	$433,990	$12,821,608	$(14,122,255)	$(866,657)	$43,317	$(823,340)

Balance October 31, 2018	–	$–	–	$–	436,490,110	$436,490	$12,853,608	$(14,547,901)	$(1,257,803)	$42,977	$(1,214,826)

Proceeds from sale of common stock	–	–	–	–	15,102,000	15,102	339,398	–	354,500	–	354,500

Exchange of debt obligations	–	–	–	–	7,619,695	7,620	196,044	–	203,664	–	203,664

Stock-based compensation	–	–	–	–	18,125,000	18,125	310,454	–	328,579	–	328,579

Acquisition of non-controlling interests	–	–	–	–	6,800,000	6,800	35,199	–	41,999	(41,999)	–

Net loss	–	–	–	–	–	–	–	(1,015,242)	(1,015,242)	(978)	(1,016,220)

Balance July 31, 2019	–	$–	–	$–	484,136,805	$484,137	$13,734,703	$(15,563,143)	$(1,344,303)	$–	$(1,344,303)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended July 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,016,220)	$(3,005,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,872	7,342
Bad debt expense	–	36,090
Stock-based compensation	328,579	3,989,496
Interest payment in kind	13,668	–
Amortization of debt discount	–	179,968
Settlement of executive employment obligations	–	(1,063,083)
Gain on sale of Anu assets	–	(821,070)
Reduction of derivative liabilities	–	(265,597)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	(14,382)	16,604
Prepaid expenses	(31,323)	(4,176)
Inventories	(62,093)	60,319
Accounts payable and accrued expenses	39,748	(27,540)
Accrued liabilities to management	376,263	585,232
Deferred rent	–	1,948
Deferred revenue	(15,680)	(54,995)
Net cash used in operating activities	(372,568)	(364,888)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(32,736)	(4,569)
Purchase of non-controlling interests in Mint Organics	–	(40,000)
Proceeds from the sale of Anu assets	–	140,022
Net cash (used in) provided by investing activities	(32,736)	95,453

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	55,000	150,000
Payments on capital lease	(10,634)	–
Proceeds from sale of common stock and warrants	354,500	100,000
Net cash provided by financing activities	398,866	250,000

Decrease in cash	(6,438)	(19,435)
Cash at beginning of period	43,016	39,560
Cash at end of period	$36,578	$20,125

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$15,513	$32,534

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital lease obligations	$239,595	$–
Conversion of debt into common stock	$203,668	$–
Executive forgiveness of employment obligations in connection with Reorganization	$–	$1,636,808
Outstanding SPA and other obligations satisfied in connection with the Sale	$–	$809,978

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

For the nine months ended July 31, 2019, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) and wholly owned subsidiary, with a business purpose to sell cellular therapy products to doctors and hospitals.

During the nine months ended July 31, 2019, the Company revenues were principally derived from the sale and distribution of regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals. For the period November 1, 2018 through April 2019, the Company sold products produced and supplied through third party supply agreements. During February 2019, the Company began arranging to operate a new laboratory facility for the purpose of performing research and development, production and manufacturing of anti-aging and cellular therapy products. This new laboratory facility became operational in May 2019 and during the same period, the Company began producing and distributing the products that are being sold to its customers.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At July 31, 2019, the Company did not have any cash balances in financial institutions in excess of FDIC insurance coverage.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the three months ended July 31, 2019 and 2018, the Company recorded bad debt expense of $0. For the nine months ended July 31, 2019 and 2018, the Company recorded bad debt expense $0 and $36,090, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. We provide reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At July 31, 2019, we determined that there were not any reserves required in connection with our finished goods.

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

The Company recognizes revenue only when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to receive in exchange for the good or service. Our performance obligations are satisfied and control is transferred at a point-in-time, which is typically when the transfer and title to the product sold has taken place and there is evidence of our customer’s satisfactory acceptance of the product shipment or delivery. Due to the nature of the Company’s sales transactions, this adoption did not have any impact to the Company’s financial statements for the nine months ended July 31, 2019.

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

At July 31, 2019, the Company had 5,115,084 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and nine months ended July 31, 2019. At July 31, 2018, the Company had 3,687,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and nine months ended July 31, 2018.

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

For the nine months ended July 31, 2019 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during that period. During the nine months ended July 31, 2018 there was a change in ownership which caused a change in control under IRC Section 382 (“Section 382 event”). Prior to the Section 382 event, the Company utilized a portion of its available net operating loss carryforwards to offset income through that date mainly resulting from the sale of ANU. Any remaining net operating losses which had been carried forward from years ended October 31, 2017 and before the Section 382 event were lost. There is a full valuation allowance for nine months ended July 31, 2019 and 2018.

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

During the nine months ended July 31, 2018, the Company recorded a gain of $265,597 associated with the change in fair value of the derivative liabilities from October 31, 2017.

The Company did not have any convertible instruments outstanding at July 31, 2019 and October 31, 2018 that qualify as derivatives.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after July 31, 2019 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $1,065,750 for the nine months ended July 31, 2019. In addition, the Company had an accumulated deficit of $15,563,143 at July 31, 2019. The Company had a negative working capital position of $1,452,761 at July 31, 2019.

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of July 31, 2019, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

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

Under the terms of the Reorganization, as of the Effective Date:

1.	Mr. Iglesias replaced Albert Mitrani as Chief Executive Officer of the Company.
2.	Mr. Iglesias and Richard Fox were appointed as members to the Board of Directors of the Company. Mr. Fox resigned in May 2019 and Mr. Robert Zucker was appointed to fill his vacancy. Mr. Zucker resigned from the Board of Directors in April 2020.
3.	Ian Bothwell and Maria Mitrani resigned from the Board of Directors of the Company. Ms. Mitrani was re-appointed to the Board of Directors of the Company during August 2019. Mr. Bothwell was re-appointed to the Board during September 2019.
4.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to terminate their respective employment agreements in favor of new employment agreements. In connection with the new employment agreements, Mr. Mitrani agreed to serve as the Company’s President, Ian Bothwell agreed to remain Chief Financial Officer and Maria Mitrani agreed to remain Chief Science Officer of the Company.
5.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to the cancellation of their 100 shares of the Company’s Series A Preferred Stock. In addition, the Company agreed that it would cancel the Certificates of Designation for the Company’s Series A Preferred Stock and Series B Preferred Stock.
6.	The Company agreed to terminate Sections 4.08(c) and 4.08(d) of the Company’s Second Amended and Restated By-Laws which had required supermajority approval of the Board for certain corporate actions.
7.	Ian Bothwell and Maria Mitrani exercised, on a cashless basis, all of their warrants for 48,624,561 and 21,757,895, respectively, shares of common stock of the Company based on the exercise price of $0.001 and the closing price of the Company’s common stock on the Effective Date.
8.	Ian Bothwell and Maria Mitrani were granted an additional 4,675,439 and 2,092,105, respectively, shares of common stock of the Company (see Note 12).
9.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to release the Company for all amounts owed to them for unpaid salaries through the Effective Date and advances and/or expenses incurred prior to December 31, 2017 totaling $1,636,808.

NOTE 6 – INVENTORIES

Inventories totaled $62,093 and $0 at July 31, 2019 and October 31, 2018, respectively.

	July 31, 2019	October 31, 2018

Raw materials and supplies	$5,875	$–
Finished goods	56,218	–

Total inventories	$62,093	$–

NOTE 7 - PROPERTY AND EQUIPMENT

	July 31, 2019	October 31, 2018

Computer equipment	$8,653	$8,653
Manufacturing equipment	272,331	–
	280,984	8,653
Less: accumulated depreciation and amortization	(11,747)	(2,875)
Total property and equipment, net	$269,237	$5,778

Depreciation expense totaled $5,906 and $492 for the three months ended July 31, 2019 and 2018, respectively. Depreciation expense totaled $8,872 and $7,342 for the nine months ended July 31, 2019 and 2018, respectively.

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

For the nine months ended July 31, 2019 and 2018, the total amount of sales to customers related to our board of director members and/or employees of the Company totaled $51,510 and $19,550, respectively.

From time to time, Mr. Iglesias and Mr. Bothwell and/or their respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. As of July 31, 2019, $199,397 and $57,881 are owed to Mr. Iglesias and Mr. Bothwell and/or their respective affiliates, respectively. In addition, the Company has not provided Mr. Bothwell required salary payments since July 2018. At July 31, 2019, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $108,386, $89,613 and $246,907, respectively.

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

As a result of the above conversions, the principal amount of Convertible Debentures outstanding as of July 31, 2019 was $220,000. These remaining Convertible Debentures were not repaid on their required maturity dates.

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

Mint Organics Inc.

On June 22, 2017, Mint Organics entered into an unsecured loan agreement with a third party (“Third Party”) with a principal balance of $60,000, an annual interest rate of 10%, and all accrued and unpaid interest and outstanding principal are due on the one-year anniversary of the note. Interest expense for the three months ended July 31, 2019 and 2018 was $1,324 and $1,512, respectively. Interest expense for the nine months ended July 31, 2019 and 2018 was $4,349 and $4,537, respectively. The loan was not repaid on the maturity date as required.

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

In connection with the Sale, the underlying debt instrument associated with the derivative liability was paid in full without utilization of any of the conversion features associated with the debt instrument. During the nine months ended July 31, 2018, the Company recorded a gain of $265,597 associated with the change in fair value of the derivative liabilities from October 31, 2017.

NOTE 11 — IRS PENALTIES

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement. During the period that the appeal is being reviewed and a determination is made by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $70,000 of accrued tax penalties on the balance sheet as of July 31, 2019 and October 31, 2018.

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

During the period May 1, 2019 through July 31, 2019, in consideration for agreeing to provide medical consulting and advisory services to the Company, the Board approved the issuance to twelve individuals an aggregate of 3,475,000 shares of unregistered common stock (of which 2,000,000 of the common stock issued shall vest over 36 months beginning July 2019) valued between $0.019 and $0.040 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $46,186 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended July 31, 2019.

During the period May 1, 2019 through July 31, 2019, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to six individuals an aggregate of 2,675,000 shares of unregistered common stock valued between $0.023 and $0.040 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $70,725 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended July 31, 2019.

During May 2019, the Company entered into a sales representation agreement (“Sales Rep Agreement”) with a third party (“Sales Representative”) to market, promote and sell the Company’s products. As part of the Sales Rep Agreement, the Company agreed to provide the Sales Representative 1,000,000 million shares of common stock of the Company upon execution of the Sales Rep Agreement (valued at $0.035 per share, the closing price of the common stock of the Company on that date). The Company recorded $35,000 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended July 31, 2019. The initial term of the Sales Rep Agreement was one year, subject to earlier termination as provided for in the Sales Rep Agreement. In addition, under the terms of the Sales Rep Agreement, the Sales Representative was entitled to receive performance incentives for up to 10,500,000 million additional shares of common stock of the Company based on the Sales Representative achieving certain future quarterly sales milestones. None of the performance incentive shares were earned by the Sales Representative. Effective September 30, 2019, the Sales Representative and the Company mutually agreed to terminate the Sales Rep Agreement.

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

NOTE 13 – WARRANTS

A summary of warrant activity for the nine months ended July 31, 2019 and 2018 are presented below.

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2018	3,687,484	$0.41	1.14	$–
Granted	2,000,000	$0.08	1.00	$–
Exercised	–	$–	–	$–
Expired/Forfeited	(572,400)	$0.59	0.15	$–
Outstanding and exercisable at July 31, 2019	5,115,084	$0.26	0.50	$–

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2017	158,137,484	$0.05	9.02	$–
Granted	–	$–	–	$–
Exercised	77,300,000	$0.04	8.45	$–
Expired/Forfeited	77,150,000	$0.04	8.42	$–
Outstanding and exercisable at July 31, 2018	3,687,484	$0.41	1.39	$–

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

In connection with an independent valuation using a Black-Scholes option model, the fair value of the warrants issued were determined to be $34,949. At the time of issuance, the Company estimated that the warrants would be fully vested by December 31, 2017. The Company has recorded amortization expense totaling $0 and $6,889 during the nine months ended July 31, 2019 and 2018, respectively, as additional stock-based compensation.

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

Non-controlling interests in Mint Organics and Mint Organics Florida

The Company’s non-controlling interests in Mint Organics and Mint Organics Florida at October 31, 2018 and July 31, 2019 are determined based on the pro rata equity percentage held by the non-controlling equity holders of Mint Organics and Mint Organics Florida during each of the respective periods, provided however, that the carrying amount of non-controlling interests shall not be negative.

Effective May 1, 2019, the Company has acquired all of the minority interests issued in Mint Organics and Mint Organics Florida, and accordingly, there no longer exists any non-controlling interests in those entities as of such date.

At July 31, 2019 and October 31, 2018, the non-controlling interests of Mint Organics Inc. and Mint Organics Florida were 0.0% and 0.0% and 22.5% and 4.0%, respectively. As of July 31, 2019 and October 31, 2018, the non-controlling interests representing the minority interest’s share of both Mint Organics and Mint Organics Florida equity were $0 and $42,977, respectively.

NOTE 16 – LIABILITIES ATTRIBUTABLE TO DISCONTINUED OPERATIONS

During September 2015, the Company formed Ethan NY for the purpose of selling clothing and accessories through a retail store. During June 2016, the Ethan NY operations were closed.

The following summarizes the carrying amounts of the assets and liabilities of Ethan NY at July 31, 2019 and October 31, 2018 (see Note 14):

	July 31, 2019	October 31, 2018

Assets	$–	$–

Liabilities:
Accounts Payable	$94,835	$94,835
Accrued Expenses	31,016	31,016
	$125,851	$125,851

NOTE 17 - SEGMENT INFORMATION

For the nine months ended July 31, 2019 and 2018, the Company operated only one operating segment.

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

Results of Operations

For the Three Months Ended July 31, 2019 and July 31, 2018

Revenues

Our revenues for the three months ended July 31, 2019 were $578,705, compared with revenues of $206,204 for the three months ended July 31, 2018. The increase in revenues during the three months ended July 31, 2019 of $372,501 (180.7%) was primarily the result of the Company being able to realize an increase of approximately 191.1% (approximately $379,920) in unit sales of its products during the three months ended July 31, 2019 compared with the three months ended July 31, 2018, partially offset from a decrease of approximately 3.6% (approximately $7,419) in the average sales prices for the products sold during the three months ended July 31, 2019 compared with the average sales prices realized on products sold during the three months ended July 31, 2018. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations.

Cost of Revenues

Our cost of revenues for the three months ended July 31, 2019 were $80,630, compared with cost of revenues of $38,971 for the three months ended July 31, 2018. The increase in cost of revenues during the three months ended July 31, 2019 compared with the three months ended July 31, 2018 was due to an increase in the amount of units sold of 191.1% (approximately $52,934) during the three months ended July 31, 2019 compared with the three months ended July 31, 2018, partially offset from the reduction in the cost of units sold of 28.9% (approximately ($11,275) during the three months ended July 31, 2019 compared to costs of units sold during the three months ended July 31, 2018, which as described above, was primarily the result of the Company manufacturing lower costing inventory for the three months ended July 31, 2019 compared with having to source its supply of inventory through third party manufacturers for the three months ended July 31, 2018 which were more costly.

Gross Profit

Our gross profit for the three months ended July 31, 2019 was $498,075, compared with gross profit of $167,233 for the three months ended July 31, 2018. The increase in gross profit during the three months ended July 31, 2019 was the result of higher amount of units sold and lower the cost of units sold during the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness and the introduction of new and more advanced product offerings. The lower cost of units sold was due to the Company once again manufacturing its products during the three months ended July 31, 2019 compared with having to source more costly supply of inventory through third party manufacturers for the three months ended July 31, 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended July 31, 2019 were $837,219, compared with $468,683 for the three months ended July 31, 2018, an increase of $368,536 (78.6%). The increase in the general and administrative expenses for the three months ended July 31, 2019 was primarily the result of increased stock-based compensation costs to advisors, consultants and administrative staff during the three months ended July 31, 2019 totaling $106,011, increased payroll costs of approximately $90,000, increased commissions paid on sales of products of $68,012, increased marketing related costs of $62,639 and $48,355 of increase laboratory related expenses during the three months ended July 31, 2019 in connection with the new lab operations that began manufacturing products in May 2019.

Other Income (Expense)

Other expense, net, for the three months ended July 31, 2019 was $11,449, compared with other expense, net, of $5,838 for the three months ended July 31, 2018, an increase of $5,611. The net increase in other expense was principally the result of increased interest costs associated with outstanding debt obligations during the three months ended July 31, 2019 compared with the three months ended July 31, 2018.

For the Nine Months Ended July 31, 2019 and July 31, 2018

Revenues

Our revenues for the nine months ended July 31, 2019 were $1,116,627, compared with revenues of $716,394 for the nine months ended July 31, 2018. The increase in revenues during the nine months ended July 31, 2019 of $400,233 (55.9%) was primarily the result of the Company being able to realize an increase of approximately 53.4% (approximately $382,656) in the average sales prices for the products sold during the nine months ended July 31, 2019 compared with the average sales prices realized on products sold during the nine months ended July 31, 2018 and the Company’s ability to increase unit sales of its products by 1.6% (approximately $17,577) during the nine months ended July 31, 2019 compared with the nine months ended July 31, 2018. The increase in the prices realized on product sold and units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations.

Cost of Revenues

Our cost of revenues for the nine months ended July 31, 2019 were $194,640, compared with cost of revenues of $138,271 for the nine months ended July 31, 2018. The increase in the cost of revenues during the nine months ended July 31, 2019 compared with the nine months ended July 31, 2018 was due to the increase in the cost of units sold of 38.6% (approximately $53,305) during the nine months ended July 31, 2019 compared to the cost of units sold during the nine months ended July 31, 2018, primarily the result of the Company having to source its supply of inventory through third party manufacturers for the period February 6, 2018 through April 30, 2019 which were more costly than the cost of revenues for products manufactured by the Company during the periods November 1, 2017 to February 5, 2018 and from May 1, 2019 through July 31, 2019. In addition, the increase in cost of revenues during the nine months ended July 31, 2019 compared with the nine months ended July 31, 2018 was also due to an increase of 1.6% (approximately $3,064) in the amount of units sold during the nine months ended July 31, 2019 compared with the nine months ended July 31, 2018.

Gross Profit

Our gross profit for the nine months ended July 31, 2019 was $921,987, compared with gross profit of $578,123 for the nine months ended July 31, 2018. The increase in gross profit during the nine months ended July 31, 2019 of $343,864 (59.5%) was the result of the increase in the amount of units sold during the nine months ended July 31, 2019 compared to the nine months ended July 31, 2018, partially offset by higher costs of units sold during the nine months ended July 31, 2019 compared to the nine months ended July 31, 2018. The increase in the units sold was attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness and the introduction of new and more advanced product offerings. The higher cost of units sold was due to the Company relying on more costly inventory supplied through third party manufacturers than from the Company’s internally manufactured supply during certain periods during the nine months ended July 31, 2019 compared with the allocation of product supply sources for units sold during the nine months ended July 31, 2018.

General and Administrative Expenses

General and administrative expenses for the nine months ended July 31, 2019 were $1,987,737, compared with $3,649,797 for the nine months ended July 31, 2018, a decrease of $1,662,060 (45.5%). The decrease in the general and administrative expenses for the nine months ended July 31, 2019 was primarily the result of reduced stock-based compensation costs to executives during the nine months ended July 31, 2019 totaling $3,660,917, decreases in bad debt reserves of $36,090 and reduced salaries of approximately $254,000 attributable to the resignation of certain executives in connection with the Sale and Taddeo settlement, partially offset from non-recurring reductions in payroll costs totaling approximately $1,063,083 resulting from the termination and/or restructuring of executive employments agreements in connection with the Sale and the Taddeo settlement and gains realized on the sale of the Anu assets of $824,798 during the nine months ended July 31, 2018 and increased commissions paid on sales of products of $75,374, increased marketing related costs of $191,153, $54,656 of increase laboratory related expenses and $83,759 of increased professional fees and office expenses during the nine months ended July 31, 2019 compared with the nine months ended July 31, 2018.

Other Income (Expense)

Other income, net, for the nine months ended July 31, 2019 was $49,530, compared with other income, net, of $66,246 for the nine months ended July 31, 2018, a decrease of $16,716. The net decrease in the other income was the result of reduced income realized on the reduction of derivative liabilities of $265,597, partially offset by increased income from the settlement of obligations of $61,006 and reduced interest costs and amortization of discounts associated with the SPA and other interest-bearing obligations totaling $187,875.

Liquidity and Capital Resources

Liquidity and Capital Resources

During the fiscal nine months ended July 31, 2019 and through the date of the filing of this Form 10-Q, the Company has relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

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

Going Concern Consideration

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $1,065,750 for the nine months ended July 31, 2019. In addition, the Company had an accumulated deficit of $15,563,143 at July 31, 2019. The Company had a negative working capital position of $1,452,761 at July 31, 2019.

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of July 31, 2019, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Nine Months Ended July 31,
	2019	2018
Cash, beginning of year	$43,016	$39,560
Net cash used in operating activities	(372,568)	(364,888)
Net cash provided by (used in) investing activities	(32,736)	95,453
Net cash provided by financing activities	398,866	250,000
Cash, end of year	$36,578	$20,125

During the nine months ended July 31, 2019, the Company used cash in operating activities of $372,568, compared to $364,888 for the nine months ended July 31, 2018, a reduction in cash used of $7,680. The change in cash used in operating activities was due to a decrease in the net loss during the nine months ended July 31, 2019 resulting from increased revenues and gross margins combined with lower general and administrative expenses after adjusting for non-cash charges (mostly related to stock based compensation, bad debt expense, settlement of executive employment obligations, reduction in derivative liabilities and the gain from the sale of the Anu assets) and liabilities owed to executive management.

During the nine months ended July 31, 2019, the Company had cash used in investing activities of ($32,736), compared to cash provided by investing activities of $95,453 for the nine months ended July 31, 2018. The increase in the change in cash used in investing activities was due primarily to increased costs associated with acquisition of fixed assets in connection with the new lab operations that commenced during May 2019 and reduced proceeds received from the sale of the Anu assets of $140,022, and reduced expenditures associated with the purchase of minority interests in Mint Organics of $40,000 that occurred during the nine months ended July 31, 2018.

During the nine months ended July 31, 2019, the Company had cash provided by financing activities of $398,866, compared to cash provided by financing activities of $250,000 for the nine months ended July 31, 2018, an overall increase of $148,866. The increase in cash provided by financing activities was due to increases in proceeds from the sale of equity securities of $254,500, partially offset from decreases in proceeds received in connection with issuances of notes payable of $95,000 increased payments on capital leases of $10,634.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of July 31, 2019 and through the date of this report, we had no such arrangements.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 31, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We issued the following securities during the nine months ended July 31, 2019 to the date of filing of this Report:

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

