Form 10-K
period 2019-10-31
Organicell Regenerative Medicine, Inc.
filed 2020-10-16
CIK 1557376

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2019

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,154,116 based on the closing price of $0.052 per share of common stock and 79,886,847 shares of common stock of the Registrant held by non-affiliates on April 30, 2019, the last business day of the Registrant’s mostly recently completed second fiscal quarter.

As of September 30, 2020, there were 875,194,450 shares of common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

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

Forward-looking statements include, but are not limited to, the following:

■	Our products’ advantages;
■	Expectations regarding our future growth;
■	Expectations regarding available cash resources to fund current operations and future growth;
■	Our ability to comply with regulations governing the production and sale of our products;
■	Our ability to receive regulatory approvals;
■	Market opportunities for our services and products;
■	Our ability to compete effectively;
■	Our ability to respond to market forces; and
■	Our ability to protect our intellectual property.

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

ITEM 1. BUSINESS.

Overview

We are engaged in the health care industry, principally focusing on supplying products and services related to the growing field of regenerative anti-aging medicine (“RAAM”). Our focus is the processing, distribution and supply of biologically processed cellular and tissue-based products developed from internally-based research and development activities and/or from other state-of-the-art RAAM-related products developed by third parties under exclusive and/or favorable supply arrangements and to provide other related services used in the regenerative medicine field (“RAAM Products”). Organicell distributes and supplies the RAAM Products and market RAAM-related services to the health care industry through a doctors and clinics (collectively, the “Providers”).

From November 2016 to February 2018, we operated our own laboratory facilities to process and distribute RAAM Products developed through trade secrets acquired in connection with the employment of newly hired executives during November 2016 and March 2017. During this time, we also implemented an in-house sales force and made arrangements with newly identified independent distributors to sell our RAAM Products.

In February 2018, we sold or transferred our laboratory facilities and all related assets (“Sale”), including intellectual property rights, to Vera Acquisition LLC, a Utah limited liability company (“Vera”). From the date of the Sale until the Company’s new laboratory facility became operational, as described below, the Company relied on short-term supply agreements with third party manufacturers to provide it with the products it sold and distributed to its customers.

Commencing in February 2019, the Company began taking steps to once again operate a placental tissue bank processing laboratory in Miami, Florida for the purpose of performing research and development and the manufacturing and processing of anti-aging and cellular therapy derived products. This new laboratory facility became operational in May 2019 and thereupon, the Company began producing products that are now being sold and distributed to its customers.

The Company has actively taken steps to meet compliance with current and anticipated United States Food and Drug Administration (“FDA”) regulations expected to be enforced beginning in May 2021 requiring that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”). To date, the Company has obtained approximately 14 Investigation New Drug (“IND”), emergency IND (“eIND”) and/or non-emergency IND (“non-eIND”) approvals from the FDA, including applicable Institutional Review Board (“IRB”) approvals which authorized the Company to commence clinical trials or treatments in connection with the use of the Company’s products and related treatment protocols. The Company is aggressively pursuing efforts to commence and complete the clinical studies as well as obtaining approval to commence additional studies for other specific indications it has identified that the use of its products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available.

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and to our business.

Developments During Fiscal 2018 and 2019:

After the completion of the Sale of our laboratory facilities and all related assets, including intellectual property rights, to Vera in February 2018, the Company remained in the business of selling and distributing regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals but was required to depend on third party supply agreements, rather than from products manufactured internally by ANU, for the supply of these advanced biologically processed cellular and tissue based products.

Since the Sale was completed, including the departure of several key executives in connection therewith, the Company had difficulty in generating sufficient revenues and, as a result, continued to have a lack of working capital to meet current operating costs, hiring of additional sales personnel, pay past due accounts payable obligations to its vendors, pay past due and/or current salaries to its remaining management or fund potential growth opportunities.

On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization”) whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of its common stock of the Company, representing at the time 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company. Manuel E. Iglesias is the sole Manager of MBA and thus may be deemed to control MBA. The Reorganization was effective as of April 13, 2018 (“Effective Date”).

On May 21, 2018, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the Company’s name from Biotech Products Services and Research, Inc. to Organicell Regenerative Medicine, Inc., effective June 20, 2018 in order to express more clearly the Company’s focus in the stem cell business (the “Name Change”). However, due to the Company’s failing to have the required Exchange Act reports filed with the SEC at the time of the filing, FINRA did not announce or effectuate the Name Change in the marketplace. If the Company intends to proceed with the Name Change, the Company will be required to submit a new Issuer Company-Related Notification Form for approval upon the Company becoming current in its Exchange Act filings.

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

On September 24, 2019, due to the Company’s limited success since the Reorganization in stabilizing revenues and the growing urgency for the Company to remain compliant and meet the anticipated new and more stringent regulatory deadlines to be imposed by the FDA in connection with the Company’s products and operations that were previously announced to go into effect in May 2021, the Board determined that it would require the services of a full-time CEO with the requisite expertise and experience to lead the Company as it (a) moves forward with its strategy to expand its research and development efforts and submit IND applications for FDA approval to commence clinical trials for its products to assure that the Company, its operations and its products remain compliant with FDA regulations and (b) implements additional strategies to minimize the potential impact in the future on sales of its products as a result of future changes in FDA regulations and/or restrictions associated with clinical trials that are utilizing the products that are currently being sold by the Company. Accordingly, the Board voted to remove Manuel Iglesias from his position as CEO of the Company. The Board has since appointed Albert Mitrani to serve as the Company’s CEO.

In connection with the Company’s ongoing research and development efforts and the Company’s efforts to meet compliance with current and anticipated United States Food and Drug Administration (“FDA”) regulations expected to be enforced beginning in May 2021 requiring that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”), the Company has obtained certain Investigation New Drug (“IND”), emergency IND (“eIND”) and/or non-emergency IND (“non-eIND”) approvals from the FDA, including applicable Institutional Review Board (“IRB”) approvals which authorized the Company to commence clinical trials or treatments in connection with the use of the Company’s products and related treatment protocols. The status of the Company’s current IND’s, eIND’s, non-eIND’s submitted and approved for past or planned treatments and/or clinical trials are described below:

Company’s FDA approved phase I/II IND, eIND’s and non-eIND’s:

1.	IND # 19881 approved on 04/30/2020 - A Phase I/II Randomized, Double Blinded, Placebo Trial to Evaluate the Safety and Potential Efficacy of Intravenous Infusion of OrganicellTM Flow for the Treatment of Moderate to Severe Acute Respiratory Syndrome (SARS) Related to COVID-19 Infection vs Placebo. IRB was approved by the Institute of Regenerative and Cellular Medicine (“IRCM”) on 06/04/2020 (approval number: IRCM-2020-254). Clinical trial is currently in process.
2.	eIND#22370 approved on 05/11/2020 - Treatment for Acute hypoxic respiratory failure with ARDS secondary to COVID-19 infection for single patient.
3.	eIND#22371 approved on 05/11/2020 - Treatment for Acute hypoxic respiratory secondary to bilateral pneumonia secondary to COVID-19 with ARDS for single patient.
4.	eIND#22897 approved on 05/29/2020 – Treatment for Acute respiratory failure with hypoxia, secondary to COVID-19 with ARDS for single patient.
5.	eIND#25426 approved on 07/24/2020 - Treatment of COVID-19 positive for single patient.
6.	eIND#25888 approved on 8/01/2020 - Treatment of post COVID-19 complication for single patient
7.	eIND#26560 approved on 8/17/2020 - Treatment of post-COVID-19 complications for single patient.
8.	eIND#26561 approved on 8/17/2020 - Treatment of post-COVID-19 complications for single patient.
9.	eIND#26676 approved on 8/20/2020 - Treatment of respiratory failure due to COVID-19 infection for single patient.
10.	eIND#26700 approved on 8/21/2020 - Treatment for ARDS associated with COVID-19 for single patient.
11.	eIND#26776 approved on 8/25/2020 - Treatment of COVID-19 positive for single patient.
12.	eIND#26777 approved on 8/25/2020 - Treatment of COVID-19 positive for single patient.
13.	eIND#26864 approved on 9/05/2020 - Treatment of COVID-19 positive for single patient.
14.	Non-eIND#26821 approved on 9/22/2020 - Treatment of post COVID-19 complications for single patient.
15.	Expanded Access to ZofinTM (OrganicellTM Flow) approved on 09/24/2020 - Treatment of Patients with COVID-19 Outpatient and Inpatient Population. IRB pending.
16.	A Phase II Multicenter, Randomized, Double Blinded, Placebo Trial to Evaluate the Efficacy and Safety of Intramuscular Injections of ZofinTM Comparing with Intravenous Infusions for the Treatment of Post COVID-19 Complications and Severe Sequelae vs Placebo. IND submitted on 09/28/2020. Pending IND and IRB approval.

The Company is aggressively pursuing efforts to commence and complete the above described clinical studies as well as obtaining approval to commence additional studies for other specific indications it has identified that the use of its products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available. The ability of the Company to succeed in these efforts is subject to among other things, the Company having sufficient available working capital to fund the substantial costs of completing clinical trials, which the Company currently does not have, and ultimately the approval from the FDA.

Industry Overview

Health Care Industry Overview:

The traditional health care industry in the United States is predominantly controlled by the rules of the Centers for Medicare & Medicaid Services (“CMS”) (wwws.cms.gov) and commercial health insurance companies. This control limits patients’ access to alternative medical therapies, that recent medical literature demonstrates highly beneficial outcomes in the field of anti-aging and regenerative medicine. Traditional allopathic medicine of health care provided to patients in the United States relies on government and commercial health insurance for payment of the costs associated with their day-to-day health care. Because of this close relationship, physicians must follow government and commercial insurers guidelines in order to stay in the plans and receive reimbursement. Physicians are restricted in their ability to expand the nature of the treatments provided beyond industry practices because of legal ramifications and/or lack of knowledge concerning protocol of cutting-edge anti-aging and regenerative medical treatments.

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

Business Strategy

Current Business Strategy:

Our current business strategy is to achieve the following goals and milestones:

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

Execute on current strategy to assure the Company’s ability to maintain compliance with existing and the anticipated changes to FDA regulations regarding the use and sale of our current products published in November 2017 and expected to take effect by May 2021, as well as readiness to respond to ongoing future changes to those regulations:

o	Perform clinical based studies associated with the use of our products (independently and/or in conjunction with Providers and/or Manufacturers) and seek accelerated approval for each product application in accordance with the 21st Century Cures Act (“Cures Act”) and/or through the granting of an FDA-approved biologics application (BLA) to allow products to be lawfully marketed and/or sold in the United States in accordance with newly established FDA guidelines outlined in November 2017 expected to take effect by May 2021; and
o	Continue to build out our lab facilities to meet expected production and research requirements; and
o	Engage high profile and industry recognized medical advisors and scientists to help identify new and emerging technologies concerning biologics and to assure our Products remain cutting edge and competitive to products offered by other companies; and
o	Identify alternative products and services to (a) offset any potential decline in revenues resulting from FDA limitations on the sales and distribution of our existing products currently being sold and distributed as a result of our commencement of clinical trials using such products and/or future expected FDA restrictions on RAAM products and (b) provide our Providers with alternative product and treatment options to remain competitive with the market and our Providers to meet the needs and demands of their patients; and
o	Expand our sales market and network of Providers outside of the United States
o	Identify sources of exclusive and superior suppliers of RAAM products; and
o	Identify strategic relationships to acquire existing Providers and/or suppliers or owners of IP associated with additional desired RAAM products; and
o	Engage new researchers that bring additional expertise and capacity to develop ongoing research and development and growth opportunities for additional RAAM-related products.

Secure additional working capital;

o	Fund shortfalls in working capital to fund ongoing expenses and required payments to vendors and creditors until revenues are stabilized; and
o	Fund ongoing costs to pursue clinical trials; and
o	Fund capital expenditures associated with maintaining compliance of our facilities and products; and
o	Fund our strategy to develop and expand our revenues for the sales and distribution of RAAM related products described above; and
o	Hire additional personnel to support our growth and planned expansion; and
o	Enhance our CRM, e-commerce and ERP capabilities to facilitate marketing, sales and distribution functionality and accounting for our operations.

Enhance Company Corporate Governance;

o	Revisit previously announced plans to complete a reverse split, and a reduction in the authorized shares outstanding. The Company believes a reverse split will bring value to the issued and outstanding shares of the Company by limiting dilution of operating results by an excessive number of shares overhanging the market;
o	Appoint additional independent members to the Board of Directors that will provide overall industry expertise and fulfill audit committee and independent director requirements to meet listing requirements for the national stock exchanges; and
o	Continue to develop and expand the Company’s internal control policies

Potential Effects of COVID-19 Pandemic

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies.

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

Marketing and Sales

Currently, we market our RAAM products and services to a network of Providers through in-house, contracted sales personnel and/or from independent distributors. As of October 31, 2019, we had two salespeople who marketed our RAAM products and services by using social media outlets, medical conferences and seminars and from development of prior and newly identified Providers and related professional relationships. In addition, we had arrangements with several independent distributors that were marketing and distributing our products. We intend in the future to expand our in-house sales force and independent distributors as our working capital improves, our product line expands and as volumes increase. We also intend to develop and offer ongoing training seminars to provide the best possible information on the latest advances on anti-aging, and regenerative medicine to Providers.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

From the completion of the Sale in February 2018 through April 2019, we purchased all of our RAAM Products through supply arrangements directly with third-party manufacturers or indirectly from distributors of other third-party manufacturers.

Beginning May 2019, we once again began to manufacture our own RAAM Products in our newly developed Miami, Florida laboratory facilities and acquired the required raw materials and supplies for our RAAM research and development and the manufacturing of our RAAM placental-related products from unaffiliated third-party laboratories pursuant Supply Arrangements.

In the event any one or more of our current suppliers are unwilling or unable to sell us required raw materials and/or products, for any reason, we may not be able to provide replacement products to our customers, or if other supply arrangements can be made, the replacement products and terms may not be as favorable.

Dependence on One or a Few Major Customers

During the year ended October 31, 2019, one customer accounted for approximately 12.2% of our revenues. Our RAAM business is not expected to be dependent on any one or more customers, especially as our customer and distribution network expands. We expect that our customer and consumers will be broad based and throughout the United States and worldwide.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The table below sets forth a summary of our intellectual property rights.

Patents:	None

Patent Applications:

OrganicellTM has a U.S. Provisional Patent Application on file for its OrganicellTM line of products and the proprietary techniques used in during processing perinatal fluid.

U.S. Provisional Patent Application No. 63/008,355

Titled: COMPOSITIONS COMPRISING NANOPARTICLES, METHOD OF MAKING AND USES THEREOF

Filed: April 10, 2020

Inventor: Maria Ines Mitrani

Applicant: Organicell Regenerative Medicine, Inc.

Conversion Filing Deadline: April 10, 2021

Assignment: MARIA INES MITRANI (Assignor), ORGANICELL REGENERATIVE MEDICINE, INC. (Assignee)

Recorded: April 15, 2020

Real/Frame: 052403 / 0365

Trademarks:

Word Mark: ZOFIN

Goods/Services: Biologically derived products developed from perinatal tissue material for medical, regenerative and aesthetic purposes

Serial Number: 90050511

Filing Date: July 13, 2020

Owner: Organicell Regenerative Medicine, Inc.

Status: Pending, awaiting examination

Word Mark: Organicell

Goods/Services: Biologically derived products developed from perinatal tissue material for medical, regenerative and aesthetic purposes

Serial Number: 88903989

Filing Date: May 6, 2020

Owner: Organicell Regenerative Medicine, Inc.

Status: Office Action issued August 8, 2020

Word Mark: Organicell

Goods/Services: Non-medicated anti-aging serum; non-medicated skin serums; all of the aforementioned goods are made in whole or in substantial part of organic ingredients

Serial Number: 87311045

Filing Date: January 23, 2017

Owner: Organicell Regenerative Medicine, Inc.

Registration Number: 5289671

Registration Date: September 19, 2017

Status: Live

Word Mark: PATIENT PURE X - PPX

Goods/Services: plasma extracts for medical use, namely, plasma extract containing purified and concentrated exosomes derived from whole human blood

Serial Number: 88771931

Filing Date: January 24, 2020

Owner: Organicell Regenerative Medicine, Inc.

Status: Notice of Allowance issued July 28, 2020

Word Mark: PATIENT PURE X - PPX

Goods/Services: plasma processing services for others, namely, extracting purified and concentrated exosomes based on whole blood harvested from patients for use by hospitals, clinics, or other organizations or persons involved in delivering healthcare services to patients

Serial Number: 88771934

Filing Date: January 24, 2020

Owner: Organicell Regenerative Medicine, Inc.

Status: Notice of Allowance issued August 18, 2020

Registered Copyrights:	None

Domain Names:	www.organicell.com

IP Licenses:	None

The status of the Company’s current IND’s, eIND’s, non-eIND’s submitted and approved for past or planned treatments and/or clinical trials are described below:

Company’s FDA approved phase I/II IND, eIND’s and non-eIND’s:

1.	IND # 19881 approved on 04/30/2020 - A Phase I/II Randomized, Double Blinded, Placebo Trial to Evaluate the Safety and Potential Efficacy of Intravenous Infusion of OrganicellTM Flow for the Treatment of Moderate to Severe Acute Respiratory Syndrome (SARS) Related to COVID-19 Infection vs Placebo. IRB was approved by the Institute of Regenerative and Cellular Medicine (“IRCM”) on 06/04/2020 (approval number: IRCM-2020-254). Clinical trial is currently in process.
2.	eIND#22370 approved on 05/11/2020 - Treatment for Acute hypoxic respiratory failure with ARDS secondary to COVID-19 infection for single patient.
3.	eIND#22371 approved on 05/11/2020 - Treatment for Acute hypoxic respiratory secondary to bilateral pneumonia secondary to COVID-19 with ARDS for single patient.
4.	eIND#22897 approved on 05/29/2020 – Treatment for Acute respiratory failure with hypoxia, secondary to COVID-19 with ARDS for single patient.
5.	eIND#25426 approved on 07/24/2020 - Treatment of COVID-19 positive for single patient.
6.	eIND#25888 approved on 8/01/2020 - Treatment of post COVID-19 complication for single patient.
7.	eIND#26560 approved on 8/17/2020 - Treatment of post-COVID-19 complications for single patient.
8.	eIND#26561 approved on 8/17/2020 - Treatment of post-COVID-19 complications for single patient.
9.	eIND#26676 approved on 8/20/2020 - Treatment of respiratory failure due to COVID-19 infection for single patient.
10.	eIND#26700 approved on 8/21/2020 - Treatment for ARDS associated with COVID-19 for single patient.
11.	eIND#26776 approved on 8/25/2020 - Treatment of COVID-19 positive for single patient.
12.	eIND#26777 approved on 8/25/2020 - Treatment of COVID-19 positive for single patient.
13.	eIND#26864 approved on 9/05/2020 - Treatment of COVID-19 positive for single patient.
14.	Non-eIND#26821 approved on 9/22/2020 - Treatment of post COVID-19 complications for single patient.
15.	Expanded Access to ZofinTM (OrganicellTM Flow) approved on 09/24/2020 - Treatment of Patients with COVID-19 Outpatient and Inpatient Population. IRB pending.
16.	A Phase II Multicenter, Randomized, Double Blinded, Placebo Trial to Evaluate the Efficacy and Safety of Intramuscular Injections of ZofinTM Comparing with Intravenous Infusions for the Treatment of Post COVID-19 Complications and Severe Sequelae vs Placebo. IND submitted on 09/28/2020. Pending IND and IRB approval.

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

As stated previously, there is a growing urgency in the industry for companies to meet the anticipated new and more stringent regulatory deadlines to be imposed by the FDA in connection with regulation of RAAM products that were previously announced to go into effect in May 2021. As a result of these concerns, the Company and our competitors are expected to need to pursue research and development efforts and submit IND applications for FDA approval to commence clinical trials for RAAM products being sold to assure that their respective operations and products remain compliant with FDA regulations and there is no adverse impact to future operations. In addition, the Company believes that the ability to demonstrate that products and operations comply with regulations are important factors for companies in the industry to be successful in the future.

We intend to perform clinical trials for our RAAM Products for the purpose of obtaining biologics license status from the FDA to provide us with advantages over our competitors, including acceleration for acceptance of our products in traditional insurance plans, compliance with FDA regulations and to provide our customers with superior education and support of the benefits of our products. Initially we are positioning ourselves as a cash-based health care alternative for consumers that can provide higher levels of improvement, that is not available from traditional allopathic medicine at this time.

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

General

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

FDA Post-Market Regulation

Tissue processors are required to register as an establishment with the FDA. We intend on becoming a registered establishment, accredited by the American Association of Tissue Banks (“AATB”) for the storage and distribution of tissue products that we purchase directly or indirectly from third party manufacturers. Once we are registered, we will be required to comply with regulations, including those regulations regarding storage, controls, access, labeling, record keeping, security, processes, compliance with established Good Tissue Practices, and documentation associated with the sale of our products by our customers to their patients. Our facilities will be subject to periodic inspections to assess our records and determination of our compliance with the regulations.

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

21st Century Cures Act

In December 2016, President Obama signed the 21st Century Cures Act (the “Act”) into law.  The Act includes many provisions that aim to speed up the process of bringing new drugs and devices to market. One of the Act’s most significant amendments to the Federal Food, Drug and Cosmetic Act will allow the FDA to grant accelerated approval to regenerative medicine products, while also providing the agency with wide discretion on creating new approaches to regenerative medicine. This legislative development is the result of increased pressure from patients and other stakeholders to move regenerative medicine advancements more quickly from the lab into the clinic.

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

November 2017 FDA Guidelines

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

Enforcement Discretion

In order to allow manufacturers of products time to comply with the requirements, the FDA announced that it intended (originally through November 2020) to exercise enforcement discretion for certain products that are subject to the FDA’s premarket review under the existing regulations, but are not currently meeting these requirements. The FDA does not intend to exercise such enforcement discretion for those products that pose a potential significant safety concern. Going forward, the FDA will apply a risk-based approach to enforcement, taking into account how products are being administered as well as the diseases and conditions for which they are being used. This risk-based approach allows product manufacturers time to engage with the FDA, as to determine if they need to submit a marketing authorization application and, if so, submit their application to the FDA for approval.

On July 20, 2020, the FDA announced it was extending the enforcement discretion policy an additional six months through May 2021 as a result of the challenges presented by the COVID-19 pandemic.

The FDA’s enforcement discretion policy for IND and premarket approval requirements does not apply to products that have been associated with reported safety concerns or have the potential to cause significant safety concerns to patients. The FDA has stepped up its oversight of cellular and related products in recent years and has issued compliance actions, including numerous warning and untitled letters, and pursued litigation for serious violations of the law, including some involving patient harm.

Although the FDA has not changed its basic approach to regulating HCT/Ps, the FDA intends to exercise enforcement discretion up through May 2021 with regard to 351 HCT/Ps requiring premarket approval. The guidance states that, in order to “give manufacturers time to determine if they need to submit an IND or marketing application in light of this guidance,” the FDA intends to exercise enforcement discretion (i.e., the Agency may permit marketing without an approved marketing application) if the HCT/P “is intended for autologous use and its use does not raise reported safety concerns or potential significant safety concerns.”

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

Manufacturing (Processing)

From February 2018, when we sold our manufacturing assets to a third party in connection with the Sale through April 2019, we relied upon third party manufacturers and processors. In May 2019, we opened our new placental tissue bank processing laboratory in Miami, Florida and resumed operations of a placental tissue bank processing laboratory in Miami, Florida.

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

Our laboratory and distribution facilities are subject to periodic unannounced inspections by regulatory authorities based on the activities we may be engaged, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies based on our operations. We intend to seek American Association Blood Banks (“AABB”) or AATB accreditation in connection with the storage of products we intend to distribute.

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

Environmental Laws

From the date of the Sale in February 2018 through April 2019, we did not process or directly handle biomedical materials. Beginning in May 2019, we operated laboratory facilities that process or directly handled biomedical materials whereby we receive and/or generate wastes that are required to be disposed. We contract with third parties for the transport, treatment, and disposal of the waste that we obtain and at all times plan on being compliant with applicable laws and regulations promulgated by the Resource Conservation and Recovery Act, the U.S. Environmental Protection Agency and similar state agencies.

During the period from the Sale through May 2019, we sold products that were purchased from third party manufacturers. All of our shipments prior to December 2018, were delivered directly from the product manufacturers to our customers and accordingly we did not take possession of any product at any time.

Employees

At October 31, 2019, we had six full-time employees and no part-time employees. We also engaged two other persons as consultants that assisted with various administrative activities. From time to time, the Company engages independent contractors for sales and administration activities. There are no collective bargaining agreements.

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

On November 1, 2016, the Company filed a Certificate of Designation with the Secretary of State of Nevada therein designating out of the 10,000,000 authorized shares of Preferred Stock, a class of Preferred Stock as “Series A Non-Convertible Preferred Stock” consisting of 100 shares (the “Series A Certificate of Designation “). On March 2, 2017, the Company filed with the Secretary of State of Nevada an amendment to increase the number of shares provided for in the Series A Certificate of Designation from 100 shares to 400 shares. Generally, the outstanding shares of Series A Non-Convertible Preferred Stock shall vote together with the shares of common stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series A Non-Convertible Preferred Stock outstanding, and as long as at least one share of Series A Non-Convertible Preferred Stock is outstanding, such shares shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series A Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Non-Convertible Preferred Stock.

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

Risks Related to Our Business

The ongoing COVID-19 outbreak and economic crisis has caused a significant disruption to the overall economy and there is no certainty as to when or how the situation will evolve, including whether or not the virus will be controlled and/or the state of our economy and business environment upon emerging from the crisis.

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

There is no assurance that the COVID-19 crisis will be fully resolved or if resolved, that the overall economy will resume in a manner that allows the Company to resume operations as planned. We may not be able to generate revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have limited cash on hand and there is substantial doubt as to our ability to continue as a going concern.

The Company incurred operating losses of $1,776,490 for the year ended October 31, 2019. In addition, the Company had an accumulated deficit of $16,285,222 at October 31, 2019. The Company had a negative working capital position of $1,677,684 at October 31, 2019. In their report for the fiscal year ended October 31, 2019, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have a limited operating history upon which investors can evaluate our future prospects.

In connection with the change in control of our Company in June 2015, there was a change in the Company’s management, board of directors and line of business. Our current processing facility only began operations in May 2019. Therefore, we have limited operating history upon which an evaluation of our current business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business. The risks include, but are not limited to, the possibility that we will not be able to develop or identify functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results could be materially and adversely affected.

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

Our operating performance is substantially dependent on the continued services of our executive officers and key employees, in particular, Albert Mitrani, our Chief Executive Officer and President; and Ian T. Bothwell, our Chief Financial Officer. The unexpected loss of the services of any of them could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

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

We currently rely on non-exclusive supply arrangements with birth tissue recovery companies for obtaining the raw material used in manufacturing the products we sell. Also, during the periods that we did not operate our own manufacturing facility, we have relied on non-exclusive supply arrangements from other third-party manufacturers or distributors of products from third party manufacturers to obtain the supply of products we sold.

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

Our current birth tissue supply arrangements for manufacturing the products we sell and our third-party supply arrangements for the supply of products we sell provide for the supply and pricing for those products. There can be no assurance that our suppliers will continue to produce the products that we currently purchase under our existing arrangements, that our suppliers will be able to comply with the required FDA regulations for the manufacturing of such products, that our suppliers will continue to develop technology associated with their manufactured products to remain competitive with other companies, or that our suppliers will remain a going concern in the future. If any of our suppliers were to cause a disruption in our ability to obtain products as desired and expected and/or we are not provided advance notice of such potential disruption, we may not be able to timely identify and replace our current suppliers, if at all, and as a result, we may not be able to provide products to our customers, which will have an adverse impact to our operations.

In the event of default under our outstanding indebtedness, or we are unable to pay other obligations and accounts payable when due, our creditors may file a creditors petition or force us into involuntary bankruptcy which may have an adverse impact on our business.

The Company had a negative working capital position of $1,677,684 at October 31, 2019. In addition, the outbreak of the novel coronavirus (“COVID-19”) during March 2020 and the resulting adverse public health developments and economic effects to the United States business environments have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect in connection with the COVID-19 outbreak and which currently still continue to have a negative impact to our business and the economy. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. The Company has not repaid its outstanding indebtedness on the required due dates and the loans remain still outstanding. Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. The Company does not have significant fixed and/or intangible assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on short term supply agreements to obtain the supply of raw materials used in manufacturing the products it currently sells and distributes to its customers. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds to implement its business plan and could adversely affect the value of our securities, including the common stock.

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

Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, government regulations and the market’s perception of our current and potential future earnings. If general economic instability or downturn leads to an inability to borrow at attractive rates or at all, our ability to obtain capital to finance working capital requirements could be negatively impacted.

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

Our ability to commence and complete clinical studies and other research and development objectives that are required by the FDA, including possible deadlines for certain products as early as May 2021 will require that we are properly funded to assure that we can commence and proceed with the required research activities promptly and that the results are favorable.

The Company is aggressively pursuing efforts to commence and complete clinical studies as well as obtaining approval to commence additional studies for other specific indications it has identified that the use of its products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available. The ability of the Company to succeed in these efforts is subject to among other things, the Company having timely and sufficient available working capital to fund the substantial costs of completing clinical trials, which the Company currently does not have, and ultimately the approval from the FDA.

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

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

•	The announcement or introduction of new products by our competitors;
•	Failure of Government and private health plans to adequately and timely reimburse the users of our products;
•	Our ability to upgrade and develop our systems and infrastructure to accommodate growth;
•	Our ability to attract and retain key personnel in a timely and cost effective manner;
•	The amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;
•	Regulation by Federal, State or Local Governments; and
•	General economic conditions (including fallout from current and future pandemics) as well as economic conditions specific to the healthcare industry.

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

We derive significant revenues through our relationships with distributors and independent sales representatives. During the year ended October 31, 2019, one distributor was affiliated with revenues received from customers comprising approximately 18.2% of our revenues.  If such relationships were terminated for any reason, it could materially and adversely affect our ability to generate revenues and profits. We intend to obtain the assistance of additional distributors and independent sales representatives to continue our sales growth with respect to certain of our products. We may not be able to find additional distributors and independent sales representatives who will agree to market and/or distribute those products on commercially reasonable terms, if at all. In addition, adding new distributors and independent sales representatives require additional administrative and accounting efforts for which the Company may not have sufficient resources to manage effectively. If we are unable to establish new distribution and independent sales representative relationships or renew current distribution and sales agency agreements on commercially acceptable terms or manage the growth effectively, our business, financial condition and results of operations could be materially and adversely affected.

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

Our revenues may need to depend on adequate reimbursement from public and private insurers and health systems.

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

To be commercially successful, we must convince physicians that our products are compliant with regulations, safe and effective alternatives to existing treatments and that our products should be used in their procedures.

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

We will need to expand our organization and managing growth may be more difficult than expected.

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

We currently have applied for a registered trademark for the use of Organicell in association with our family of biologic products offered in the United States. Although we may take steps to monitor the possible infringement or misuse of our Organicell or other trademarks once they are obtained, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and any remedy obtained may constitute insufficient redress relative to the damages we may suffer. Our business may be materially adversely affected in the event we are unable to protect our trademarks.

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

See “Government Regulation” in Item 1 for a discussion of 361 HCT/Ps and the FDA's position on our products. If the FDA does allow the Company to continue to market those products that fall under the proposed regulations without a biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions, such as labeling restrictions and compliance with cGMP. Although the Company is preparing for these requirements in connection with its pursuit of a BLA for certain of its products, earlier compliance with these conditions would require significant additional time and cost investments by the Company. It is also possible that the FDA will not allow the Company to market any form of it’s products without a biologics license even prior to finalization of the draft guidance documents and could even require the Company to recall it’s products.

The FDA has recently announced that it intends to begin enforcement of regulations to manufacturers of certain biologics tissue products, including the products that we may purchase through supply agreements with those identified manufacturers. If the FDA were to take enforcement action against those suppliers, it would have a material adverse impact to our operations.

In November 2017, the FDA issued guidance documents to clarify the FDA’s interpretation of the risk-based criteria manufacturers used to determine which manufactured tissue products are subject to the FDA’s premarket review and in order to be lawfully marketed in the United States, require an FDA-approved BLA.

The FDA intends to exercise enforcement discretion through May 2021 with regard to allowing manufacturers for certain products that are subject to the FDA’s premarket review under the existing regulations, but are not currently meeting these requirements.

The Company believes that the current products it distributes are not specifically identified within the scope of these regulations and that the new regulatory restrictions being implemented by the FDA are intended to assure that all parties involved in the chain of gathering, processing, distributing and/or administrating RAAM related products have met the required standards to assure that the manufacturing, marketing the administration of the RAAM regulated products are not misleading and are performed in a safe and ethical manner and in accordance with the “objective intent” of the manufacturer.

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

Although the FDA has not changed its basic approach to regulating HCT/Ps, the agency intends to exercise enforcement discretion until May 2021 with regard to 351 HCT/Ps requiring premarket approval. The guidance states that, in order to “give manufacturers time to determine if they need to submit an IND or marketing application in light of this guidance,” the FDA intends to exercise enforcement discretion (i.e., the agency may permit marketing without an approved marketing application) if the HCT/P “is intended for autologous use and its use does not raise reported safety concerns or potential significant safety concerns.”

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

There have been and continue to be proposals by the Federal Government, State Governments, regulators and third-party payers to control healthcare costs, and generally, to reform the healthcare system in the United States. There are many programs and requirements for which the details have not yet been fully established or the consequences are not fully understood. These proposals may affect aspects of our business. We also cannot predict what further reform proposals, if any, will be adopted, when they will be adopted, or what impact they may have on us.

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

If our stockholders sell substantial amounts of their shares of our common stock, or shares of our common stock underlying any outstanding securities held by them, in the public market under Rule 144 or upon registration of such shares pursuant to an effective registration statement, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

The Company currently has 1,500,000,000 authorized shares of common stock and 875,194,450 shares issued and outstanding. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees. The Company believes that a reverse split would bring value to the issued and outstanding shares of the Company by limiting dilution of operating results by an excessive number of shares overhanging the market.

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

Approximately 48.41% of the outstanding shares of common stock is currently owned and/or controlled by our Board members and executive management of the Company. Our Board members and executive management currently have significant ability to influence the election of our directors and the outcome of matters submitted to our stockholders.

As of September 30, 2020, there are 875,194,450 shares of common stock outstanding, of which 423,719,370 shares of common stock (approximately 48.41% of the outstanding shares of common stock) are owned and/or controlled by our Board and executive officers, Albert Mitrani, Ian T. Bothwell, Dr. Maria Mitrani, Dr. George Shapiro, Michael Carbonara and Dr. Allen Meglin, and two of the members of management are spouses, Albert Mitrani and Dr. Maria Mitrani. In addition, all four of our executive officers are also members of the Board of Directors, which currently consists of six members. In addition, our executive officers may receive additional stock grants in the future based on the achievement of certain performance milestones and from the conversion of unpaid compensation into common stock, which if fully issued would provide our Board and executive officers with over 51% of the outstanding shares of common stock outstanding. As a result, the foregoing persons have the ability to significantly influence the outcome of issues submitted to our stockholders. Although our officers and directors have a fiduciary obligation to the Company stockholders, their interests may not always coincide with our interests or the interests of other stockholders. As a consequence, it may be difficult for the other stockholders to remove our management. The ownership of these officers/directors could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We identified material weaknesses in our internal controls over financial reporting that existed at October 31, 2019.  If we fail to properly identify or remediate any future weaknesses or deficiencies, or fail to achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. At October 31, 2019, our management determined that our internal controls over financial reports were ineffective. Although management intends to implement remedial actions to correct these inefficiencies, there can be no assurance that our remedial measures will be sufficient to address the material weaknesses or that our internal control over financial reporting will not be subject to additional material weaknesses in the future. If the remedial measures that we take are insufficient to address the material weaknesses or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. Additionally, we may encounter problems or delays in implementing any changes necessary for management to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company’s corporate administrative offices were moved to office space located at 515 North Shore Drive, Miami Beach, Florida 33141. The office space is leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Maria Mitrani, the Chief Science Officer and director of the Company. The term of the lease runs through June 2023 and the monthly rent was$2,900 through July 2020, at which time it increased to $3,500 per month. The Company paid a security deposit of $5,000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The symbol for our common stock is BPSR. Due to the late filing of this Form 10-K and other Exchange Act Reports, our common stock is currently quoted on the OTCPink tier of the over-the counter market operated by OTC Markets Group, Inc.

Common Stock

As of September 30, 2020, 875,194,450 shares of our common stock were outstanding.

Holders of Our Common Stock

As of September 30, 2020, we had approximately 191 record holders of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of September 30, 2020, they held 33,033,743 shares of common stock for these shareholders. Accordingly, we believe that we have significantly in excess of 1,000 beneficial shareholders as of the date of this report.

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

Securities Authorized for Issuance under Equity Compensation Plans

2020 Plan

On February 26, 2020, the Company established the 2020 Stock Incentive Plan (“2020 Plan”). The 2020 Plan permits the grant of options, appreciation rights, dividend equivalent right and restricted common stock of the Company (“Award”) to any person who is an employee or director of, or consultant to the Company. The maximum aggregate number of shares that may be issued pursuant to all Awards is 50,000,000 shares, plus an annual increase to be added on the first day of the calendar year beginning January 1, 2021 equal to (i) the greater of such number of shares as (A) will set the maximum number of shares that may be issued pursuant to all Awards equal to 15% of the number of Shares outstanding as of such date; or (B) 2% of the number of shares outstanding as of such date; or (ii) a lesser number of shares determined by the administrator of the 2020 Plan (“Administrator”) in good faith. The maximum aggregate number of shares available for grant of shares and/or incentive stock options shall be 25,000,000 shares, increased on the first day of the calendar year beginning January 1, 2021, in a number of Shares proportionate to the increase in the total number of shares that may be issued pursuant to all Awards under the Plan.

The Plan shall be administered by (A) the board of the directors of the Company (“Board”) or (B) a committee (“Committee”) designated by the Board, which Committee shall be constituted in such a manner as to satisfy the applicable laws and to permit such grants and related transactions under the Plan to be exempt from Section 16(b) of the Exchange Act in accordance with Rule 16b-3. Once appointed, such Committee shall continue to serve in its designated capacity until otherwise directed by the Board. The Board may at any time amend, suspend or terminate the Plan; provided, however, that no such amendment shall be made without the approval of the Company’s shareholders to the extent such approval is required by applicable laws.

The Company has yet to appoint the Administrator for the Plan and no Awards have yet to be granted under the Plan.

Board Stock Compensation Plan

On February 26, 2020, the Company established the Board Stock Compensation Plan (“Board Plan”) which provides compensation for non-executive Board members for participation in Board meetings retroactive to November 1, 2019. The Board Plan provides for a grant of $7,500 in equivalent shares of common stock (based on trading price at the end of the applicable current quarter) on the last day of each respective fiscal quarter that a member attends at least 75% of all meetings held during such quarter and in which a minimum of 1 meeting is held, for a maximum annual compensation amount of $30,000 per year per member.  In addition, Board members that participate on future board committees will also be eligible to receive additional compensation for serving on such committees, in amounts to be determined by the Board. The maximum aggregate number of shares that are currently authorized to be issued pursuant to the Board Plan is 5,000,000 shares.

On April 15, 2020, the Company issued 236,808 shares of common stock to a non-executive Board member in accordance with the Board Plan.

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

Pursuant to the MCPP, as of September 23, 2020, a total of 233,000,000 shares have been issued and approximately 582,500,000 shares are authorized to be issued under the MCPP subject to the achievement of the defined contingent performance based milestones described above and provided the milestones are achieved while the individual is employed and/or serving as a member of the Board:

		MCPP	MCPP
	MCPP	Remaining	Total
	Shares	Shares	Shares
Name	Awarded	Available	Approved

Albert Mitrani	50,000,000	137,500,000	187,500,000
Ian Bothwell	50,000,000	167,500,000	217,500,000
Dr. Maria I. Mitrani	50,000,000	167,500,000	217,500,000
Dr. George Shapiro	50,000,000	100,000,000	150,000,000
Dr. Allen Meglin	–	5,000,000	5,000,000
Michael Carbonara	–	5,000,000	5,000,000
Consultants	33,000,000	–	33,000,000

Total	233,000,000	582,500,000	815,500,000

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

2020 Plan	-0-	-0-	50,000,000

Board Stock Compensation Plan	-0-	-0-	4,763,192

Management And Consultants Performance Stock Plan	-0-	-0-	582,500,000

Recent Sales of Unregistered Securities

1.	On February 5, 2019, the Company entered into an unsecured loan agreement with a third party with a principal balance of $25,000. The outstanding principal was due March 8, 2019. The loan was not repaid on the maturity date as required. The third party agreed to accept payment in kind consisting of certain products of the Company in lieu of cash interest.

2.	On March 7, 2019, the Company sold an aggregate of 7,500,000 shares of common stock and granted warrants to purchase an aggregate 2,000,000 common shares to three “accredited investors” investors. The warrants had exercise prices of $0.08 and had a one -year term. The aggregate grant date fair value of the warrants issued in connection with these issuances were $6,600. The warrants expired on March 7, 2020. The proceeds were used for working capital.

3.	During March 2019, the Company issued a $30,000 of convertible 6% debentures (“30,000 Debenture”) to one accredited investor. The principal amount of the $30,000 Debenture, plus accrued and unpaid interest through June 30, 2020 were payable on the 10th business day subsequent to June 30, 2020, unless the payment of the $30,000 Debenture was prepaid at the sole option of the Company, or was converted as provided for under the terms of the $30,000 Debenture, and/or accelerated due to an event of default in accordance with the terms of the $30,000 Debenture.

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Item 1. Business,” “Item 1A Risk Factors,” “Business” and elsewhere in this report.

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

Results of Operations

Fiscal year ended October 31, 2019 as compared to fiscal year ended October 31, 2018

Revenues

Our revenues for the year ended October 31, 2019 were $1,702,271, compared with revenues of $964,530 for the year ended October 31, 2018. The increase in revenues during the year ended October 31, 2019 of $737,741 (76.5%) was primarily the result of the Company being able to realize an increase of approximately 38.7% (approximately $373,166) in the average sales prices for the products sold during the year ended October 31, 2019 compared with the average sales prices realized on products sold during the year ended October 31, 2018 and the Company’s ability to increase unit sales of its products by 27.3% (approximately $364,575) during the year ended October 31, 2019 compared with the year ended October 31, 2018. The increase in the prices realized on product sold and units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations.

Cost of Revenues

Our cost of revenues for the year ended October 31, 2019 were $300,837, compared with cost of revenues of $209,298 for the year ended October 31, 2018 and increase of $91,539 (43.7%). The increase in cost of revenues during the year ended October 31, 2019 was primarily the result of the increase in the number of units sold amounting to $64,430 and increases in the average cost per unit sold amounting to $27,109 during the year ended October 31, 2019 compared with October 31, 2018. The costs per unit sold were significantly higher during the periods February 6, 2018 through April 2019 as those units sold were acquired through third party manufacturers. During the other periods, the Company’s costs of revenues were significantly lower as a result of manufacturing those products in-house.

Gross Profit

Our gross profit for the year ended October 31, 2019 was $1,401,434, compared with gross profit of $755,232 for the year ended October 31, 2018 an increase of $646,202 (85.6%). The increase in gross profit during the year ended October 31, 2019 was the result of higher sales prices received for products sold to its customers partially offset by higher costs of revenues for those products sold. The increase in the prices realized on product sold and units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations.

General and Administrative Expenses

General and administrative expenses for the year ended October 31, 2019 were $3,177,924, compared with $4,245,349 for the year ended October 31, 2018, a decrease of $1,067,425 (25.1%). The decrease in the general and administrative expenses for the year ended October 31, 2019 was primarily the result of reduced stock-based compensation costs to executives during the year ended October 31, 2019 totaling $3,296,580, decreases in bad debt reserves and escrow receivable reserves of $99,105 and reduced salaries of approximately $142,000 attributable to the resignation of certain executives in connection with the Sale and Taddeo settlement and reduced salaries under current executives employment agreements, partially offset from non-recurring reductions in payroll costs totaling approximately $1,063,083 resulting from the termination and/or restructuring of executive employments agreements in connection with the Sale and the Taddeo settlement and gains realized on the sale of the Anu assets of $824,798 during the year ended October 31, 2018 and increased commissions paid on sales of products of $108,598, increased marketing related costs of $288,937, $138,438 of increase laboratory related expenses and $56,313 of increased professional fees and office expenses during the year ended October 31, 2019 compared with the year ended October 31, 2018.

Other Income (Expense)

Other income, net, for the year ended October 31, 2019 was $38,191, compared with other income, net, of $58,694 for the year ended October 31, 2018, a decrease of $20,503. The net decrease in the other income was the result of reduced income realized on the reduction of derivative liabilities of $265,597, partially offset by increased income from the settlement of obligations of $63,367 and reduced interest costs and amortization of discounts associated with the SPA and other interest bearing obligations totaling $181,727.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2019 and through the date of the filing of this Form 10-K, the Company has relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

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

Going Concern Consideration

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $1,776,490 for the year ended October 31, 2019. In addition, the Company had an accumulated deficit of $16,285,222 at October 31, 2019. The Company had a negative working capital position of $1,677,684 at October 31, 2019.

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of October 31, 2019, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the years stated. The Company held no cash equivalents for any of the periods presented.

	For the Fiscal Year Ended October 31,

	2019	2018
Cash, beginning of year	$43,016	$39,560
Net cash used in operating activities	(565,454)	(511,997)
Net cash provided by (used in) investing activities	(32,736)	95,453
Net cash provided by financing activities	687,731	420,000
Cash, end of year	$132,557	$43,016

During the year ended October 31, 2019, the Company used cash in operating activities of $565,454, compared to $511,997 for the year ended October 31, 2018, a reduction of in cash used of $53,457. The change in cash used in operating activities was due to a decrease in the net loss during the year ended October 31, 2019 resulting from increased revenues and gross margin combined with lower general and administrative expenses after adjusting for non-cash charges (mostly related to stock based compensation, bad debt expense, settlement of executive employment obligations, reduction in derivative liabilities and the gain from the sale of the Anu assets) and liabilities owed to executive management.

During the year ended October 31, 2019, the Company had cash used in investing activities of ($32,736), compared to cash provided by investing activities of $95,453 for the year ended October 31, 2018. The increase in the change in cash used in investing activities was due primarily to increased costs associated with acquisition of fixed assets and reduced proceeds received from the sale of the Anu assets of $140,022, and reduced expenditures associated with the purchase of minority interests in Mint Organics of $40,000.

During the year ended October 31, 2019, the Company had cash provided by financing activities of $687,731, compared to cash provided by financing activities of $420,000 for the year ended October 31, 2017, an overall increase of $267,731. The increase in cash provided by financing activities was due to increases in proceeds received in connection with the sale of equity securities of $359,500, partially offset from the decreases in the issuances of notes payable of $65,000 and payments on notes payable of $12,562 and capital lease obligations of $14,207.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of October 31, 2019 and through the date of this report, we had no such arrangements.

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

53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Organicell Regenerative Medicine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Organicell Regenerative Medicine, Inc. (the “Company”) as of October 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended October 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015

Fort Lauderdale, FL
October 15, 2020

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

As of October 31, 2019 and 2018

	October 31,	October 31,
ASSETS	2019	2018
Current Assets
Cash	$132,557	$43,016
Accounts receivable, net of allowance for bad debts	26,031	48,025
Prepaid expenses	121,394	15,221
Inventories	77,963	–
Total Current Assets	357,945	106,262

Property and equipment, net	263,315	5,778
Security deposits	5,000	5,000
TOTAL ASSETS	$626,260	$117,040

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$552,426	$476,833
Accrued liabilities to management	852,706	327,662
Notes payable	212,438	60,000
Capital lease obligations	72,208	–
Convertible debentures	220,000	320,000
Deferred revenue	–	21,520
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	2,035,629	1,331,866

Long term capital lease obligations	153,180	–

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 502,936,805 and 436,490,110 shares issued and outstanding, respectively	502,937	436,490
Additional paid-in capital	14,219,736	12,853,608
Accumulated deficit	(16,285,222)	(14,547,901)
Total stockholders’ deficit attributable to Organicell Regenerative Medicine, Inc.	(1,562,549)	(1,257,803)
Non-controlling interest	–	42,977
Total Stockholders’ Deficit	(1,562,549)	(1,214,826)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$626,260	$117,040

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended October 31, 2019 and 2018

	Year Ended October 31,
	2019	2018

Revenues	$1,702,271	$964,530

Cost of revenues	300,837	209,298

Gross profit	1,401,434	755,232

General and administrative expenses	3,177,924	4,245,349

Loss from operations	(1,776,490)	(3,490,117)

Other income (expense)
Interest expense	(46,600)	(228,327)
Reduction of derivative liabilities	–	265,597
Other	84,791	21,434

Loss before income taxes	(1,738,299)	(3,431,413)

Provision for income taxes	–	–

Net loss	(1,738,299)	(3,431,413)

Net income (loss) attributable to the non-controlling interest	(978)	30,745

Net loss attributable to Organicell Regenerative Medicine, Inc.	$(1,737,321)	$(3,462,158)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	466,984,320	271,809,401

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Years Ended October 31, 2019 and 2018

	Preferred Stock						Additional		Total Stockholders’ Deficit Attributable	Non-	Total
	Series A		Series B		Common Stock		Paid In	Accumulated	To	Controlling	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Organicell	Interest	Deficit
Balance October 31, 2017	400	$–	–	$–	111,464,987	$111,465	$7,417,321	$(11,085,743)	$(3,556,957)	$52,744	$(3,504,213)

Cancellation of preferred stock in connection with Reorganization	(400)	–	–	–	–	–	–	–	–	–	–

Acquisition of non-controlling interest	–	–	–	–	–	–	3,658	–	3,658	(43,658)	(40,000)

Proceeds from sale of common stock	–	–	–	–	6,250,050	6,250	93,750	–	100,000	–	100,000

Exercise of cashless warrants	–	–	–	–	70,382,456	70,382	(70,382)	–	–	–	–

Stock-based compensation	–	–	–	–	248,392,617	248,393	3,772,453	–	4,020,846	3,146	4,023,992

Executive forgiveness of employment obligations in connection with Reorganization	–	–	–	–	–	–	1,636,808	–	1,636,808	–	1,636,808

Net income (loss)	–	–	–	–	–	–	–	(3,462,158)	(3,462,158)	30,745	(3,431,413)

Balance October 31, 2018	–	–	–	–	436,490,110	436,490	12,853,608	(14,547,901)	(1,257,803)	42,977	(1,214,826)

Proceeds from sale of common stock	–	–	–	–	20,352,000	20,352	439,148	–	459,500	–	459,500

Exchange of debt obligations	–	–	–	–	7,619,695	7,620	196,044	–	203,664	–	203,664

Stock-based compensation	–	–	–	–	31,675,000	31,675	695,737	–	727,412	–	727,412

Acquisition of non-controlling interests	–	–	–	–	6,800,000	6,800	35,199	–	41,999	(41,999)	–

Net income (loss)	–	–	–	–	–	–	–	(1,737,321)	(1,737,321)	(978)	(7,738,299)

Balance October 31, 2019	–	$–	–	$–	502,936,805	$502,937	$14,219,736	$(16,285,222)	$(1,562,549)	$–	$(1,562,549)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended October 31, 2019 and 2018

	Year Ended October 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,738,299)	$(3,431,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,794	7,835
Bad debt expense	10,635	62,240
Allowance for escrow receivable reserve	–	47,500
Stock-based compensation	727,412	4,023,992
Interest expense paid in kind	13,668	–
Amortization of debt discount	–	179,968
Settlement of executive employment obligations	–	(1,063,083)
Gain on sale of Anu assets	–	(821,070)
Reduction of derivative liabilities	–	(265,597)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	11,359	4,695
Prepaid expenses	(106,173)	(8,217)
Inventories	(77,963)	60,319
Accounts payable and accrued expenses	75,589	64,789
Accrued liabilities to management	525,044	686,578
Deferred rent	–	1,948
Deferred revenue	(21,520)	(62,480)
Net cash used in operating activities	(565,454)	(511,997)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(32,736)	(4,569)
Purchase of non-controlling interests in Mint Organics	–	(40,000)
Proceeds from the sale of Anu assets	–	140,022
Net cash provided by (used in) investing activities	(32,736)	95,453

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable & debentures	255,000	320,000
Payments on notes payables	(12,562)	–
Payments on capital leases	(14,207)	–
Proceeds from sale of common stock and warrants	459,500	100,000
Net cash provided by financing activities	687,731	420,000

Increase in cash	89,541	3,456
Cash at beginning of year	43,016	39,560
Cash at end of year	$132,557	$43,016

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$20,165	$32,534

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Executive forgiveness of employment obligations in connection with Reorganization	$–	$1,636,808
Outstanding SPA and other obligations satisfied in connection with the Sale	$–	$809,978
Capital lease obligations	$239,595	$–
Conversion of debt into common stock	$203,668	$–

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

For the year ended October 31, 2019, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) and wholly owned subsidiary, with a business purpose to sell cellular therapy products to doctors and hospitals.

During the year ended October 31, 2019, the Company revenues were principally derived from the sale and distribution of regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals. For the period November 1, 2018 through April 2019, the Company sold products produced and supplied through third party supply agreements. During February 2019, the Company began arranging to operate a new laboratory facility for the purpose of performing research and development, production and manufacturing of anti-aging and cellular therapy products. This new laboratory facility became operational in May 2019 and during the same period, the Company began producing and distributing the products that are being sold to its customers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At October 31, 2019, the Company did not have any cash balances in financial institutions in excess of FDIC insurance coverage.

During the fiscal year ended October 31, 2019, the Company had one customer that accounted for approximately $206,400 of revenues (12.2%). No other customer accounted for more than 10% of the total revenues for the year ended October 31, 2019.

During the period November 1, 2018 through April 30, 2019, the Company purchased finished goods inventory that was sold to customers from two suppliers, of which each accounted for approximately $29,000 and $65,000 or 31.0% and 69.0%, respectively, of the total amount of finished goods inventory purchased during that period.

During the May 1, 2019 through October 31, 2019, the Company purchased the tissue raw material used in manufacturing of its products from two suppliers, of which each accounted for approximately $61,000 and $47,500 or 56.0% and 44.0%, respectively, of the total amount of tissue raw material purchased during that period.

The Company’s sales and supply agreements are non-exclusive and the Company does not believe it has any exposure based on the customers of its products and/or the availability of raw materials and/or products from other suppliers. Since May 1, 2019, the Company manufactured and distributed proprietary products that reduce exposure from the reliance on third party suppliers of inventory but increased exposure of reliance on raw materials and other supplies used in the manufacturing of its products.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the year ended October 31, 2019 and 2018, the Company recorded bad debt expense of $10,635 and $62,420, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. We provide reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At October 31, 2019, we determined that there were not any reserves required in connection with our finished goods.

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

The Company recognizes revenue only when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to receive in exchange for the good or service. Our performance obligations are satisfied and control is transferred at a point-in-time, which is typically when the transfer and title to the product sold has taken place and there is evidence of our customer’s satisfactory acceptance of the product shipment or delivery. Due to the nature of the Company’s sales transactions, this adoption did not have any impact to the Company’s financial statements for the year ended October 31, 2019.

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

At October 31, 2019, the Company had 4,529,371 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2019. At October 31, 2018, the Company had 3,647,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2018.

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

For the year ended October 31, 2019 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during that period. During the year ended October 31, 2018 there was a change in ownership which caused a change in control under IRC Section 382 (“Section 382 event”). Prior to the Section 382 event, the Company utilized a portion of its available net operating loss carryforwards to offset income through that date mainly resulting from the sale of ANU. Any remaining net operating losses which had been carried forward from years ended October 31, 2017 and before the Section 382 event were lost. There is a full valuation allowance for years ended October 31, 2019 and 2018.

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

During the year ended October 31, 2018, the Company recorded a gain of $265,597 associated with the change in fair value of the derivative liabilities from October 31, 2017.

The Company did not have any convertible instruments outstanding at October 31, 2019 and 2018 that qualify as derivatives.

Subsequent Events

The Company has evaluated subsequent events that occurred after October 31, 2019 through the financial statement issuance date for subsequent event disclosure consideration.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $1,776,490 for the year ended October 31, 2019. In addition, the Company had an accumulated deficit of $16,285,222 at October 31, 2019. The Company had a negative working capital position of $1,677,684 at October 31, 2019.

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of October 31, 2019, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – SALE AND TRANSFER OF ANU MANUFACTURING ASSETS

Effective February 5, 2018 (“Closing Date”), Vera Acquisition LLC, a Utah limited liability company ("Vera"), Organicell, ANU and General Surgical, executed an Asset Purchase Agreement ("Purchase Agreement") pursuant to which ANU sold to Vera (“Sale”) their right, title and interest in certain tangible and other assets associated with its manufacturing operations, including prepaid expenses, raw and finished goods inventory, a long term lease for ANU’s laboratory facility in Sunrise, Florida (including associated security deposits), furniture and equipment, and certain intellectual property rights. General Surgical transferred its rights to certain third-party distribution agreements between General Surgical and distributors of products manufactured by ANU (“Sold Assets”) in exchange for a cash payment of $950,000 and the execution of a long-term distribution agreement with Organicell (“Organicell Distribution Agreement”) described below. In connection with the Sale, Vera received credit for $100,000 previously paid to ANU for prepaid product supply that was not yet delivered to Vera as of the Closing Date.

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

Notice Of Change In Vera Operations

During August 2018, Vera notified the Company that it had sold most of the principal assets acquired in the Sale to another entity, that it was no longer in the business originally acquired in connection with the Sale and that it was no longer able to supply products to the Company. As a result, since that date, up thru May 2019, the date Organicell began again producing products internally, the Company has entered into other short-term supply agreements with other third-party manufacturers to provide it with the products it sells to its customers.

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

Under the terms of the Reorganization, as of the Effective Date:

1.	Mr. Iglesias replaced Albert Mitrani as Chief Executive Officer of the Company.
2.	Mr. Iglesias and Richard Fox were appointed as members to the Board of Directors of the Company. Mr. Fox resigned in May 2019 and Mr. Robert Zucker was appointed to fill his vacancy. Mr. Zucker resigned from the Board of Directors in April 2020.
3.	Ian Bothwell and Maria Mitrani resigned from the Board of Directors of the Company. Ms. Mitrani was re-appointed to the Board of Directors of the Company during August 2019. Mr. Bothwell was re-appointed to the Board during September 2019.
4.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to terminate their respective employment agreements in favor of new employment agreements. In connection with the new employment agreements, Mr. Mitrani agreed to serve as the Company’s President, Ian Bothwell agreed to remain Chief Financial Officer and Maria Mitrani agreed to remain Chief Science Officer of the Company.
5.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to the cancellation of their 100 shares of the Company’s Series A Preferred Stock. In addition, the Company agreed that it would cancel the Certificates of Designation for the Company’s Series A Preferred Stock and Series B Preferred Stock.
6.	The Company agreed to terminate Sections 4.08(c) and 4.08(d) of the Company’s Second Amended and Restated By-Laws which had required supermajority approval of the Board for certain corporate actions.
7.	Ian Bothwell and Maria Mitrani exercised, on a cashless basis, all of their warrants for 48,624,561 and 21,757,895, respectively, shares of common stock of the Company based on the exercise price of $0.001 and the closing price of the Company’s common stock on the Effective Date.
8.	Ian Bothwell and Maria Mitrani were granted an additional 4,675,439 and 2,092,105, respectively, shares of common stock of the Company (see Note 12).
9.	Albert Mitrani, Ian Bothwell and Maria Mitrani each agreed to release the Company for all amounts owed to them for unpaid salaries through the Effective Date and advances and/or expenses incurred prior to December 31, 2017 totaling $1,636,808.

NOTE 6 – INVENTORIES

Inventories totaled $77,963 and $0 at October 31, 2019 and October 31, 2018, respectively.

	October 31, 2019	October 31, 2018

Raw materials and supplies	$5,123	$–
Finished goods	72,840	–

Total inventories	$77,963	$–

NOTE 7 - PROPERTY AND EQUIPMENT

	October 31, 2019	October 31, 2018

Computer equipment	$8,653	$8,653
Manufacturing equipment	272,331	–
	280,984	8,653
Less: accumulated depreciation and amortization	(17,669)	(2,875)
Total property and equipment, net	$263,315	$5,778

Depreciation expense totaled $14,794 and $7,835 for the years ended October 31, 2019 and 2018, respectively.

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

For the year ended October 31, 2019 and 2018, the total amount of sales to customers related to our board of director members and/or employees of the Company totaled $71,650 and $19,550, respectively.

From time to time, Mr. Iglesias and Mr. Bothwell and/or their respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. As of October 31, 2019, $220,897 and $48,184 are owed to Mr. Iglesias and Mr. Bothwell and/or their respective affiliates, respectively. In addition, the Company has not provided Mr. Bothwell required salary payments since July 2018. At October 31, 2019, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $132,105, $129,613 and $321,907, respectively.

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

NOTE 9 - NOTES PAYABLE

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

As a result of the above conversions, the principal amount of Convertible Debentures outstanding as of October 31, 2019 was $220,000. These remaining Convertible Debentures were not repaid on their required maturity dates.

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

Mint Organics Inc.

On June 22, 2017, Mint Organics entered into an unsecured loan agreement with a third party (“Third Party”) with a principal balance of $60,000, an annual interest rate of 10%, and all accrued and unpaid interest and outstanding principal were due on the one-year anniversary of the note. The loan was not repaid on the maturity date as required.

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

Interest expense for the years ended October 31, 2019 and 2018 was $4,349 and $6,049, respectively.

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

In connection with the Sale, the underlying debt instrument associated with the derivative liability was paid in full without utilization of any of the conversion features associated with the debt instrument. During the year ended October 31, 2018, the Company recorded a gain of $265,597 associated with the change in fair value of the derivative liabilities from October 31, 2017.

NOTE 11 — INCOME TAXES

The Company files a consolidated federal income tax return that includes all of its subsidiaries. For the year ended October 31, 2019, the Company incurred operating losses, and therefore, there was not any current income tax expense amount recorded during that period. During the year ended October 31, 2018 there was a change in ownership which caused a change in control under IRC Section 382 (“Section 382 event”). Prior to the Section 382 event, the Company utilized a portion of its available net operating loss carryforwards to offset income through that date mainly resulting from the sale of ANU.

The consolidated provision for income taxes for October 31, 2019 and 2018 consists of the following:

	Year Ended October 31,	Year Ended October 31,
	2019	2018

Current:
Federal	$–	$–
State	–	–
	$–	$–
Deferred:
Federal	$(185,045)	$911,472
State	(19,471)	164,180
	(204,516)	1,075,652
Change in Valuation Allowance	204,516	(1,075,652)
	$–	$–

Effective tax rates differ from the federal statutory rate of 21% for 2019 and the blended rate of 23.17% for 2018 applied to income before income taxes. A reconciliation of the U.S. federal statutory tax amount to the Company’s effective tax amount is as follows:

	October 31, 2019	October 31, 2018
Tax at federal statutory rate	$(361,687)	$(802,067)
State taxes, net of federal benefit	(74,835)	(68,278)
Permanent differences	10,468	427,759
Effect of change in income tax rate	–	1,052,690
Other	221,538	46,139
Section 382 limitation	–	419,409
Total income tax expense (benefit)	(204,516)	1,075,652
Change in valuation allowance	204,516	(1,075,652)
	$–	$–

The Company had a federal net operating loss carryover of $1,060,732 as of October 31, 2019. On December 22, 2017, the United States enacted into law the Tax Cuts and Jobs Act (“TCJA”). This law provides for a comprehensive overhaul of the corporate income tax code, including amongst other provisions, a reduction of the statutory corporate tax rate from 34% to 21%, effective on January 1, 2018, and an indefinite carryforward of net operating losses arising from tax years ending after December 31, 2017 limited to a deduction of 80% of taxable income. FASB ASC 740, Income Taxes, requires that the effects of changes in tax rates be recognized in the period enacted. As a result, we remeasured our deferred tax assets and liabilities to reflect the new statutory federal rate of 21% which resulted in a net adjustment of approximately $1.1 million to deferred income tax expense for the year ended October 31, 2018. This adjustment was offset by a reduction in the valuation allowance.

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities for the Company were as follows:

	October 31, 2019	October 31, 2018
Deferred Tax Assets:
Stock based compensation	$2,670,914	$2,686,859
Accrued compensation	136,127	–
Net operating loss carryforward-Federal	222,754	91,501
Net operating loss carryforward-State	34,918	16,612
Other	177	137
Total deferred tax assets:	3,064,890	2,795,109
Deferred Tax Liabilities:
Property and equipment	66,650	1,385
Total deferred tax liabilities:	66,650	1,385

Valuation Allowance	(2,998,240)	(2,793,724)
Net deferred tax assets	$–	$–

FASB ASC 740 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At October 31, 2019 and October 31, 2018, the net deferred tax asset was offset by a full valuation allowance.

Pursuant to Code Sec. 382 of the Internal Revenue Code (“the Code”), the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three-year period. The Company underwent such a change in April 2018 and consequently, the net operating loss carryforward was adjusted to write off the portion that will expire unused. At October 31, 2018, the Company had net operating losses approximating $395,000 which carry over indefinitely.

Certain of the above amounts reported for the year ended October 31, 2018 have been revised to conform with the current year presentation and to reflect the actual amounts that were reported in the Company’s tax filings.

IRS Penalties

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement. During the period that the appeal is being reviewed and a determination is made by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $70,000 of accrued tax penalties on the balance sheet as of October 31, 2019 and 2018.

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

As described in Note 14, in connection with the execution of the Consultants Agreement, the Company issued to the Consultants 12,000,000 shares of unregistered common stock (“Shares”) valued at $0.022 per share, the closing price of the common stock of the Company on the grant date. The Company will record a total of $264,000 of stock-based compensation expense based on the vesting of the Shares (50% of the Shares vest as of the Effective Date of the Consultants Agreement 50% of the Shares vest on the six-month anniversary of the Consultants Agreement). The Company recorded $132,000 of stock-based compensation expense on the grant date and $132,000 during the quarter ended October 31, 2020.

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

NOTE 13 – WARRANTS

A summary of warrant activity for the years ended October 31, 2019 and 2018 are presented below:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2018	3,687,484	$0.41	1.14	$–
Granted	2,000,000	$0.08	1.00	$–
Exercised	–	$–
Expired/Forfeited	(1,158,313)	$0.67	0.04	–
Outstanding at October 31, 2019	4,529,371	$0.20	0.30	$–

Exercisable at October 31, 2019	4,529,371	$0.20	0.30	$–

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2017	158,137,484	$0.05	9.02	$–
Granted	–	$–	–	$–
Exercised	(77,300,000)	$0.04	8.20	$–
Expired/Forfeited	(77,150,000)	$0.04	8.17	$–
Outstanding and exercisable at October 31, 2018	3,687,484	$0.41	1.14	$–

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

All of Ethan NY’s obligations under the Ethan Lease are recourse only to the assets at Ethan NY, except for certain obligations under the Ethan Lease that were guaranteed by a former employee. Under the terms of the Ethan Lease, the obligations of Ethan NY for future rents are to be mitigated based on the amount of any future rents that are received for the rental of the leased premises to other tenants during the initial term. During August 2016, Ethan NY received confirmation that the leased premises had been leased to another tenant. In connection with the termination of the Ethan Lease, Ethan NY has made several unsuccessful attempts to contact the landlord for the purpose of obtaining a settlement and release for any amounts that the landlord may claim are owing under the Ethan Lease, if any. Ethan NY is not aware of any claim pending or threatened in connection with the Ethan Lease. At October 31, 2018 and 2019, Ethan NY has recorded in liabilities of discontinued operations the amount of rent obligations through June 30, 2016 and a reserve for estimated losses in connection with termination of the Ethan Lease of $101,905 and $101,905, respectively.

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

The minimum lease payments pursuant to the Equipment Lease are as follows:

Year Ended	Minimum
October 31,	Rent
2020	$72,208
2021	54,156
2022	54,156
2023	54,156
2024	18,052
Total	$252,728

Administrative Office:

The Company’s corporate administrative offices are leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani. The term of the lease runs through June 2023 and the monthly rental rate through June 2020 is $2,900 and thereafter $3,500.

The minimum lease payments pursuant to the office lease are as follows:

Year Ended	Minimum
October 31,	Rent
2020	$37,200
2021	42,000
2022	42,000
2023	28,000
2024	–
Total	$149,200

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

In connection with an independent valuation using a Black-Scholes option model, the fair value of the warrants issued were determined to be $34,949. At the time of issuance, the Company estimated that the warrants would be fully vested by December 31, 2017. The Company has recorded amortization expense totaling $0 and $6,889 during the year ended October 31, 2019 and 2018, respectively, as additional stock-based compensation.

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

On April 6, 2018, Peter Taddeo (“Mint CEO”) resigned as a member of the Board of Directors of the Company and as the Chief Executive Officer and member of the board of directors of the Mint Organics Entities. In connection with Mr. Taddeo’s resignation, Mr. Taddeo entered into a Separation and General Release Agreement (“Taddeo Separation Agreement”) whereby Mr. Taddeo agreed to release the Mint Organics Entities from all obligations in connection with the Taddeo Agreement and all other agreements and/or financial obligations between the parties related to the Taddeo’s employment or services performed with any of Mint Organics Entities totaling $156,568. In consideration for Taddeo entering into the Taddeo Separation Agreement, the Mint Organics Entities paid Taddeo $5,000 and Mr. Bothwell paid $3,000 to Taddeo for the purchase of the 1,000,000 shares of common stock of the Company that were granted to Taddeo in connection with the Taddeo Agreement. Contemporaneously with the execution of the Taddeo Separation Agreement, the Company and Mr. Taddeo entered into a Share Purchase and General Release Agreement whereby the Company agreed to purchase from Mr. Taddeo his 150 shares of Mint Series A Preferred Stock for an aggregate purchase price of $40,000.

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

Non-controlling interests in Mint Organics and Mint Organics Florida

The Company’s non-controlling interests in Mint Organics and Mint Organics Florida at October 31, 2019 and October 31, 2018 are determined based on the pro rata equity percentage held by the non-controlling equity holders of Mint Organics and Mint Organics Florida during each of the respective periods, provided however, that the carrying amount of non-controlling interests shall not be negative.

Effective May 1, 2019, the Company has acquired all of the minority interests issued in Mint Organics and Mint Organics Florida, and accordingly, there no longer exists any non-controlling interests in those entities as of such date.

At October 31, 2018, the non-controlling interests of Mint Organics Inc. and Mint Organics Florida were 22.5% and 4.0%, respectively. As of October 31, 2018, the non-controlling interests representing the minority interest’s share of both Mint Organics and Mint Organics Florida equity was $42,977.

NOTE 16 – LIABILITIES ATTRIBUTABLE TO DISCONTINUED OPERATIONS

During September 2015, the Company formed Ethan NY for the purpose of selling clothing and accessories through a retail store. During June 2016, the Ethan NY operations were closed.

The following summarizes the carrying amounts of the assets and liabilities of Ethan NY at October 31, 2019 and 2018 (see Note 14):

	October 31,
	2019	2018

Assets	$–	$–

Liabilities:

Accounts Payable	$94,835	$94,835
Accrued Expenses	31,016	31,016
	$125,851	$125,851

NOTE 17 - SEGMENT INFORMATION

For the years ended October 31, 2019 and 2018, the Company operated only one operating segment.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2019, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of October 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Based on that evaluation under this framework, our management concluded that as of October 31, 2019, our internal control over financial reporting was not effective because of the following material weaknesses:

▪	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

▪	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which do not have the ability to implement internal controls over the granting of access to our IT environment.

▪	As a result of the limited number of accounting personnel, we rely on inexperienced staff and outside consultants for the preparation of our financial reports, including tax preparation, which could lead to overlooking items requiring disclosure.

▪	The Company’s Board of Directors at October 31, 2019 were solely comprised of two outside directors and the remaining directors served also as the executive management of the Company. The Board does not have an audit committee or an independent audit committee financial expert nor did it have either one at October 31, 2019. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert, is an important entity-level control over the Company’s financial statements.

▪	The Company did not file this Annual Report on Form 10-K or the three quarterly reports on Form 10-Q for the fiscal quarters January 31, 2019, April 30, 2019 and July 31, 2019 by their required due dates. In addition, the Company has not filed the three quarterly reports on Form 10-Q for the fiscal quarters ended January 31, 2020, April 30, 2020 and July 31, 2020 within the appropriate filing deadlines. The Company has been delinquent in its filings with the SEC under the Securities Exchange Act of 1934, as amended. This delinquency is due to the Company’s limited financial and personnel resources. These delays limit the Company’s ability to timely analyze and identify potential operational and disclosure transactions within management and to comply with financial reporting regulations.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, in addition to the engagement of Ian T. Bothwell as the Chief Financial Officer (Principal Financial and Accounting Officer) of the Company in November 2016, the Company in May 2019 hired a new accountant to fill the vacancy of the prior accountant that resigned in October 2018. In addition, the Company has increased its other administrative support personnel since May 2019. The Company also engaged outside tax consultants in December 2018 to assist in advising the Company in ongoing tax matters. During July and August 2020, the Company completed a private placement in the amount of $405,000 (“Sale”). The proceeds are to be used exclusively to fund the costs associated with the Company’s ongoing public company filing requirements, including audit, tax, valuation and legal fees.

If and when the Company obtains sufficient capital resources, the Company intends to hire additional personnel with sufficient U.S. GAAP knowledge and business experience and to segregate appropriate duties among them. The Company has also begun efforts to further automate its accounting, sales ordering and inventory management functions.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name:	Age:	Position:	Director Since:
Albert Mitrani	65	Chief Executive Officer, Chief Operating Officer, President, Secretary and Director (Principal Executive Officer)	June 24, 2015
Ian T. Bothwell	60	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	September 11, 2019 March 8, 2017 - April 13, 2018
Dr. Maria Ines Mitrani	40	Chief Science Officer, VP and Director	August 14, 2019 November 4, 2016 - April 13, 2018
Dr. George Shapiro	59	Director and Chief Medical Officer	February 7, 2019
Dr. Allen Meglin	61	Director	April 2, 2020
Michael Carbonara	37	Director	April 2, 2020

Mr. Manuel Iglesias and Mr. Robert Zucker both served as Directors of the Company during the fiscal year ended October 31, 2019 and both resigned as Directors of the Company on April 25, 2020 and April 15, 2020, respectively.

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

Professional Experience

Albert Mitrani has been serving as our President, Secretary, Treasurer and a member of the Board of Directors since June 24, 2015. Mr. Mitrani has also been serving as our Chief Executive Officer since September 2019. Mr. Mitrani was also our Chief Executive Officer and Chairman of the Board from June 24, 2015 until April 13, 2018. Mr. Mitrani served as the Chief Executive Officer of Analytical Stem Cell Corp. from April 2014 through May 2015. Analytical Stem Cell was involved in stem cell research and patient treatment referral centers. From February 2012 through March 2014 Mr. Mitrani was the Chief Executive Officer of Americell Trinidad and the President of ASCAAC LLC (American Stem Cell) from March 2011 through January 2013. Mr. Mitrani was the Chief Executive Officer of American Cellular Center Quito Ecuador from 2009 through 2012.

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

Dr. Mitrani is the spouse of Albert Mitrani, Chief Executive Officer, President, Chief Operating Officer, Co-Founder and a director of the Company.

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

Michael Carbonara was elected as a member of the Board of Directors of the Company effective April 2020. Since 2015. Mr. Carbonara has served as the Chief Executive Officer of the Phoenix Group, a company that provides international financial and banking services. In addition, Mr. Carbonara has successfully worked directly with financial regulators in Canada, Europe and Asia to establish regulated banking and payment institutions as well as a SICAV (Société d'investissement à Capital Variable) alternative investment fund. Mr. Carbonara currently serves on the board of directors of several private United States and international companies. Mr. Carbonara is a member of the Association of Certified Anti-Money Laundering Specialists® (“ACAMS”), the largest international membership organization dedicated to enhancing the knowledge skills and expertise of anti- money laundering/counter terrorist financing and financial crime detection and prevention professionals.

Mr. Carbonara received his Associates Degree in Business Administration in 2006.  The Company believes that Mr. Carbonara’s financial and business experience, including his significant international business experience and expertise in financial technology, regulatory compliance, payments, cross border remittance and e-commerce consulting services make him qualified to be a member of the Board.

Dr. Allen Meglin was elected as a member of the Board of Directors of the Company effective April 2020. Since 2015. Since June 2019, Dr. Meglin has served on the Company’s Products and Technical Advisory Board. Since 2005, Dr. Meglin has served as a staff radiologist for Chatham Radiologists, P.A. a medical facility specializing in interventional radiology and musculoskeletal radiology. Dr. Meglin also serves as the Medical Director for Northeast Georgia Aesthetics and is the owner operator of several proprietorships involved in providing aesthetics, chiropractic and wellness services. Throughout his career, Dr Meglin has been a frequent lecturer and presenter, has issued many medical related publications, has served on the faculty and taught various courses at educational institutions, has participated in as a principal investigator in several clinical research studies, and holds several medical based patents. Dr. Meglin also currently serves on the board of directors of several private United States companies. Dr. Meglin is also a member of the American Heart Association - Scientific Council Committee, the American Academy of Regenerative Medicine and serves on the FDA’s education materials committee.

Dr. Meglin currently holds the following licenses and certifications:

•	Registered Vascular Technologist, ARDMS
•	Certificate in Added Qualifications in Vascular and Interventional Radiology from the American Board of Radiology
•	National Board of Medical Examiners Diplomate
•	Medical License from the state of North Carolina

Dr. Meglin earned a M.D from the University of Pittsburgh - School of Medicine, Pittsburgh, PA and completed his Diagnostic Radiology Residency from the Walter Reed Army Medical Center, Washington, DC. The Company believes that Dr. Meglin’s medical industry expertise make him qualified to be a member of the Board.

Family Relationships

Albert Mitrani, our President and Chief Executive Officer, and Dr. Maria Ines Mitrani, our Chief Science Officer, are spouses.

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

Other Committees

We do not currently have a separately designated standing nominating committee. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our Board, it is not practical for us to have committees other than those described above, or to have more than two directors on such committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and our committees and allocate responsibilities accordingly.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended October 31, 2019 and up through the date of this filing except as follows: Ian T. Bothwell filed a late Form 4 in August 2020 regarding the grant of warrants in February 2020 and the grant of common shares in May 2020 and a late Form 4 in September 2020 regarding the grant of common shares in August 2020 and September 2020; Dr. Allen Meglin filed a late Form 3 in August 2020 regarding his appointment as a director in March 2020 and a late Form 4 in August 2020 regarding the purchase of common shares in April 2020, May 2020 and July 2020 and a late Form 4 in September 2020 regarding the purchase of common shares in August 2020; Dr. Maria Ines Mitrani filed a late Form 4 in August 2020 regarding the grant of common shares in May 2020 and a late Form 4 in September 2020 regarding the grant of common shares in August 2020 and September 2020; Dr. George Shapiro filed a late Form 4 in August 2020 regarding the grant of common shares in May 2020 and a late Form 4 in September 2020 regarding the grant of common shares in August 2020 and September 2020; Robert W. Zucker filed a late Form 4 in August 2020 in connection with his grant of common shares in April 2020; and Albert Mitrani filed a late Form 4 in August 2020 regarding the grant of common shares in May 2020 and a late Form 4 in September 2020 regarding the grant of common shares in August 2020, September 2020c.n and as a result of being the spouse Dr. Maria Ines Mitrani, who was a reporting person from the issuances and exercises described above.

Michael Carbonara filed a late Form 3 in September 2020 regarding his appointment as a director in March 2020 and a late Form 4 in September 2020 regarding the purchase of common shares in April 2020.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended October 31, 2019; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended October 31, 2019 whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended October 31, 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Consideration ($)		Total Actually Received ($)

Manuel Iglesias,	2019	-0-		-0-		-0-		-0-		-0-	-0-	-0-		-0-
CEO (1), (7)	2018	-0-		-0-		2,758,071	(1)	-0-		-0-	-0-	-0-		2,758,071

Albert Mitrani - CEO, President	2019	339,852	(8)	-0-		-0-		-0-		-0-	-0-	50,205	(13)	390,057
Secretary and Treasurer (2) (7)	2018	264,343	(8)	-0-	(14)	-0-		-0-		-0-	-0-	27,503	(13)	291,846

Dr. Maria I. Mitrani, VP and	2019	277,083	(9)	-0-		-0-		-0-		-0-	-0-	-0-		277,083
Chief Science Officer (3) (7)	2018	224,726	(9)	-0-	(15)	25,942	(3)	238,500	(3)	-0-	-0-	-0-		489,168

Ian T. Bothwell,	2019	277,083	(10)	-0-		-0-		-0-		-0-	-0-	-0-		277,083
Chief Financial Officer (4) (7)	2018	251,685	(10)	-0-	(16)	57,975	(4)	533,000	(4)	-0-	-0-	-0-		842,660

Dr. Bruce Werber,	2019	-0-		-0-		-0-		-0-		-0-	-0-	-0-		-0-
Chief Operating Officer (5)	2018	95,671	(11)	-0-	(17)	83,250	(5)	-0-		-0-	-0-	-0-		178,921

Terrell Suddarth,	2019	-0-		-0-		-0-		-0-		-0-	-0-	-0-		-0-
Chief Technology Officer (6)	2018	79,726	(12)	-0-	(18)	83,250	(6)	-0-		-0-	-0-	-0-		162,976

(1)	Mr. Iglesias was appointed as the Chief Executive Office and principal executive officer in April 2018. Mr. Iglesias was removed as Chief Executive Officer and principal executive officer in September 2019. Mr. Iglesias did not receive any salary for his services during the years ended October 31, 2019 and 2018. In connection with the Reorganization, Management and Business Associates, LLC, an entity of which Manuel E. Iglesias has voting and dispositive control received 222.425,073 shares of common stock. The Company recorded $2,758,071 of stock compensation expense associated with the issuance of the shares referred to above and Mr. Iglesias’s agreement to serve as the Company’s Chief Executive Officer.

(2)	Albert Mitrani was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company on June 24, 2015. He was replaced as Chief Executive Officer in April 2018. He was appointed as Chief Executive Officer and principal executive officer in September 2019.
(3)	Dr. Maria I. Mitrani is Albert Mitrani’s wife. Dr. Maria I. Mitrani was appointed as the Vice President and Chief Science Officer of the Company on November 4, 2016. During April 2018, Dr. Mitrani’s employment agreement was amended to provide for a reduction in the exercise price of her outstanding warrants to $0.001 per share in the event of a change in control. The value of the warrant modification was $238,500 which vested at the time of the Reorganization when the change in control event was triggered. Effective April 13, 2018, Dr. Mitrani was granted 2,092,105 shares of common stock of the Company with a grant value of $25,942. See Notes 12 and 13 to the October 31, 2018 audited consolidated financial statements for a description of the assumptions used in determining the value of the warrants modified and the stock granted.
(4)	Ian Bothwell was appointed as the Chief Financial Officer of the Company on November 4, 2016. During the year ended October 31, 2018, $156,615 of the costs associated with the warrants previously granted to Mr. Bothwell were vested. During April 2018, Mr. Bothwell’s employment agreement was amended to provide for a reduction in the exercise price of his warrants to $0.001 per share in the event of a change in control. The value of the warrant modification was $533,000 which vested at the time of the Reorganization when the change in control event was triggered. Effective April 13, 2018, Mr. Bothwell was granted 4,675,439 shares of common stock of the Company with a grant value of $57,975. See Notes 12 and 13 to the October 31, 2018 audited consolidated financial statements for a description of the assumptions used in determining the value of warrants modified and the stock granted.
(5)	Dr. Bruce Werber was appointed as the Chief Operating Officer of the Company on November 4, 2016. Dr. Werber resigned in February 2018. In connection with Dr. Werber’s resignation in February 2018, Dr. Werber forfeited all accrued and unpaid compensation owed as of the date of the Sale and all the warrants he previously received in connection with his employment agreement in exchange for receiving 7,500,000 shares of common stock with a grant value of $83,250.
(6)	Terrell Suddarth was appointed as the Chief Technology Officer of the Company on March 8, 2017. Mr. Suddarth resigned in February 2018. In connection with Mr. Suddarth’s resignation in February 2018, Mr. Suddarth forfeited all accrued and unpaid compensation owed as of the date of the Sale and all the warrants he previously received in connection with his employment agreement in exchange for receiving 7,500,000 shares of common stock with a grant value of $83,250.
(7)	Effective April 13, 2018, in connection with Reorganization, Manuel Iglesias replaced Albert Mitrani as the Chief Executive Officer of the Company, Ian Bothwell resigned from the Board of Directors of the Company and Dr. Maria Mitrani resigned from the Board of Directors of the Company. In addition, effective April 13, 2018, Albert Mitrani, Ian Bothwell, and Dr. Maria Mitrani, each agreed to terminate their respective executive employment agreements, dated November 4, 2016, as amended, in favor of new employment agreements (“April 2018 Executive Employment Agreements”) and Albert Mitrani, Ian Bothwell and Dr. Maria Mitrani each agreed to release the Company for all amounts owing to them for unpaid salaries through the Effective Date and advances and/or expenses incurred prior to December 31, 2017.
(8)	$132,105 and $12,659 of salary and commissions were accrued and unpaid at October 31, 2019 and 2018, respectively. During April 2018 in connection with the Reorganization, a total of $480,304 of accrued and unpaid salary was forfeited and written off.
(9)	$129,613 and $22,210 of salary was accrued and unpaid at October 31, 2019 and 2018, respectively. During April 2018 in connection with the Reorganization, a total of $401,089 of accrued and unpaid salary was forfeited and written off.
(10)	$321,907 and $44,824 of salary was accrued and unpaid at October 31, 2019 and 2018, respectively. During April 2018 in connection with the Reorganization, a total of $486,938 of accrued and unpaid salary was forfeited and written off.
(11)	$0 of salary was accrued and unpaid at October 31, 2019 and 2018. During February 2018 in connection with the Sale, a total of $467,670 of accrued and unpaid salary was forfeited and written off.
(12)	$0 of salary was accrued and unpaid at October 31, 2019 and 2018. During February 2018 in connection with the Sale, a total of $271,818 of accrued and unpaid salary was forfeited and written off.
(13)	Albert Mitrani’s and his wife, Dr. Maria I. Mitrani, received benefits totaling approximately $50,205 and $27,503 during the fiscal year ended October 31, 2019 and 2018, respectively.
(14)	The unpaid signing bonus in the amount of $100,000 was forfeited and written off in connection with the Reorganization in April 2018.
(15)	The unpaid signing bonus in the amount of $50,000 was forfeited and written off in connection with the Reorganization in April 2018.
(16)	The unpaid signing bonus in the amount of $35,000 was forfeited and written off in connection with the Reorganization in April 2018.
(17)	The unpaid signing bonus in the amount of $35,000 was forfeited and written off in connection with the Sale in February 2018.
(18)	The unpaid signing bonus in the amount of $35,000 and $105,000 in additional bonus was forfeited and written off in connection with the Sale in February 2018.

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of October 31, 2019. The Company has securities authorized for issuance under the 2020 Plan, the Board Plan and the MCPP that were granted subsequent to October 31, 2020.

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

In connection with Sale, Werber and Suddarth each entered into a Separation and General Release Agreement with the Company effective upon the closing of the Sale which provided for the immediate resignation of Werber and Suddarth of all their respective executive and Board of Director positions held with the Company and/or any of the Company’s subsidiaries, and the termination and settlement of all obligations of each party to the other pursuant to the respective employment agreements, including the release of all rights the Company may have held in any intellectual property of Werber and Suddarth and any non-compete restrictions on Werber and Suddarth. In connection with such releases, Werber and Suddarth each agreed to forfeit all warrants previously granted and outstanding (a total of 77,150,000 warrants to purchase shares of common stock of the Company), forfeit any and all accrued and unpaid amounts owing under the employment agreements for past due wages, benefits, severance obligations, unreimbursed expenses and any other obligations owing to one another as of the date of the Sale totaling $906,515 in exchange for a grant of 7,500,000 shares of restricted common stock of the Company to each of Werber and Suddarth (the grant date fair value of the newly issued shares issued to each of Werber and Suddarth was $83,250).

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

June 29, 2020 Amendment

On June 29, 2020, the board of directors of the Company agreed to further amend and revise the April 2018 Executive Employment Agreements for each of Executives. The primary amended terms associated with the agreements for each Executive were substantially similar and consisted of the following:

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

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Our current executive officers Albert Mitrani, Dr. Maria Mitrani and Ian Bothwell have employment agreements that provide for payments to executives at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our executive officers’ responsibilities during the term of their employment and/or following a change in control.

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors at, following, or in connection with the resignation, retirement or other termination of our directors, or a change in control of our company or a change in our directors’ responsibilities following a change in control.

Director Compensation

No director received or accrued any compensation for his or her services as a director during the fiscal year ended October 31, 2019.

On February 26, 2020, the Company established the Board Stock Compensation Plan (“Board Plan”) which provides compensation for non-executive Board members for participation in Board meetings retroactive to November 1, 2019. The Board Plan provides for a grant of $7,500 in equivalent shares of common stock (based on trading price at the end of the applicable current quarter) on the last day of each respective fiscal quarter that a member attends at least 75% of all meetings held during such quarter and in which a minimum of 1 meeting is held, for a maximum annual compensation amount of $30,000 per year per member.  In addition, Board members that participate on future board committees will also be eligible to receive additional compensation for serving on such committees, in amounts to be determined by the Board. The maximum aggregate number of shares that are currently authorized to be issued pursuant to the Board Plan is 5,000,000 shares.

On April 15, 2020, the Company issued 236,808 shares of common stock to a non-executive Board member in accordance with the Board Plan.

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

The following table sets forth information with respect to the beneficial ownership of our common stock as of September 30, 2020, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding voting capital stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our capital stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

The percentages below are calculated based on 875,194,450 shares of common stock outstanding as of September 30, 2020. Except as noted, the business address of the persons listed below is c/o Organicell Regenerative Medicine, Inc. at 4045 Sheridan Ave., #239, Miami Beach, FL 33140.

NAME	TITLE	COMMON SHARES	PERCENTAGE (1)
Officer and Directors
Albert Mitrani (3)	Chief Executive Officer, President and Director	197,955,190	22.43%
Maria Ines Mitrani (4)	Chief Science Officer and Director	197,955,190	22.43%
Ian Bothwell (5)	Chief Financial Officer and Director	112,800,000	12.78%
George Shapiro	Chief Medical Officer and Director	62,500,000	7.08%
Michael Carbonara (2)	Director	45,000,000	5.10%
Allen Meglin	Director	12,964,180	1.47%

All officers and directors as a group (6 persons) (6)	--	431,219,370	48.85%

5% Stockholders (7)
Management and Business Associates Inc. (8)	--	215,425,073	24.41%

(1)	Based on 875,194,450 shares of common stock outstanding as of September 30, 2020 and 7,500,000 warrants to purchase 7,500,000 shares of common stock of the Company.
(2)	Held indirectly by Republic Asset Holdings LLC, an entity of which Michael Carbonara has voting and dispositive control. 102 NE 2nd Street, Boca Raton, FL 33432.
(3)	Includes 73,850,000 shares of common stock held by Maria Mitrani, Albert Mitrani’s wife.
(4)	Includes 124,105,190 shares of common stock held by Albert Mitrani, Maria Mitrani’s husband.
(5)	Includes 7,500,000 warrants to purchase 7,500,000 shares of common stock of the Company.
(6)	Includes 7,500,000 warrants to purchase 7,500,000 shares of common stock of the Company.
(7)	The Company has not received any filings by a third party indicating beneficial ownership of more than 5% of our outstanding voting capital stock that are not listed herein.
(8)	2060 Dartmouth Ave. N, St. Petersburg, Fl 33713.

Securities Authorized for Issuance under Equity Compensation Plans

2020 Plan

On February 26, 2020, the Company established the 2020 Stock Incentive Plan (“2020 Plan”). The 2020 Plan permits the grant of options, appreciation rights, dividend equivalent right and restricted common stock of the Company (“Award”) to any person who is an employee or director of, or consultant to the Company. The maximum aggregate number of shares that may be issued pursuant to all Awards is 50,000,000 shares, plus an annual increase to be added on the first day of the calendar year beginning January 1, 2021 equal to (i) the greater of such number of shares as (A) will set the maximum number of shares that may be issued pursuant to all Awards equal to 15% of the number of Shares outstanding as of such date; or (B) 2% of the number of shares outstanding as of such date; or (ii) a lesser number of shares determined by the administrator of the 2020 Plan (“Administrator”) in good faith. The maximum aggregate number of shares available for grant of shares and/or incentive stock options shall be 25,000,000 shares, increased on the first day of the calendar year beginning January 1, 2021, in a number of Shares proportionate to the increase in the total number of shares that may be issued pursuant to all Awards under the Plan.

The Plan shall be administered by (A) the board of the directors of the Company (“Board”) or (B) a committee (“Committee”) designated by the Board, which Committee shall be constituted in such a manner as to satisfy the applicable laws and to permit such grants and related transactions under the Plan to be exempt from Section 16(b) of the Exchange Act in accordance with Rule 16b-3. Once appointed, such Committee shall continue to serve in its designated capacity until otherwise directed by the Board. The Board may at any time amend, suspend or terminate the Plan; provided, however, that no such amendment shall be made without the approval of the Company’s shareholders to the extent such approval is required by applicable laws.

The Company has yet to appoint the Administrator for the Plan and no Awards have yet to be granted under the Plan.

Board Stock Compensation Plan

On February 26, 2020, the Company established the Board Stock Compensation Plan (“Board Plan”) which provides compensation for non-executive Board members for participation in Board meetings retroactive to November 1, 2019. The Board Plan provides for a grant of $7,500 in equivalent shares of common stock (based on trading price at the end of the applicable current quarter) on the last day of each respective fiscal quarter that a member attends at least 75% of all meetings held during such quarter and in which a minimum of 1 meeting is held, for a maximum annual compensation amount of $30,000 per year per member.  In addition, Board members that participate on future board committees will also be eligible to receive additional compensation for serving on such committees, in amounts to be determined by the Board. The maximum aggregate number of shares that are currently authorized to be issued pursuant to the Board Plan is 5,000,000 shares.

On April 15, 2020, the Company issued 236,808 shares of common stock to a non-executive Board member in accordance with the Board Plan.

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

Pursuant to the MCPP, as of September 23, 2020, a total of 233,000,000 shares have been issued and approximately 582,500,000 shares are authorized to be issued under the MCPP subject to the achievement of the defined contingent performance based milestones described above and provided the milestones are achieved while the individual is employed and/or serving as a member of the Board:

		MCPP	MCPP
	MCPP	Remaining	Total
	Shares	Shares	Shares
Name	Awarded	Available	Approved

Albert Mitrani	50,000,000	137,500,000	187,500,000
Ian Bothwell	50,000,000	167,500,000	217,500,000
Dr. Maria I. Mitrani	50,000,000	167,500,000	217,500,000
Dr. George Shapiro	50,000,000	100,000,000	150,000,000
Dr. Allen Meglin	–	5,000,000	5,000,000
Michael Carbonara	–	5,000,000	5,000,000
Consultants	33,000,000	–	33,000,000

Total	233,000,000	582,500,000	815,500,000

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

2020 Plan	-0-	-0-	50,000,000

Board Stock Compensation Plan	-0-	-0-	4,763,192

Management And Consultants Performance Stock Plan	-0-	-0-	582,500,000

Changes in Control

On April 23, 2018, the Company and Management and Business Associates, LLC, a Florida limited liability company (“MBA”), executed a Plan and Agreement of Reorganization (“Reorganization”) whereby the Company agreed to issue to MBA an aggregate of 222,425,073 shares of common stock, par value $0.001 per share of the Company, representing at the time, 51% of the outstanding shares of common stock of the Company on fully-diluted basis, for $0.001 per share (or an aggregate of $222,425), in consideration for Mr. Manuel Iglesias’ agreement to serve as the Company’s Chief Executive Officer and a member of the Board of the Company. The Reorganization was retroactive as of April 13, 2018 (“Effective Date”). The Reorganization also provided for the cancelation and termination of the Company’s previously issued and outstanding Series A Preferred Stock and Series B Preferred Stock. As a result of the Reorganization, MBA acquired at the time a controlling interest of the Company. Manuel E. Iglesias is the sole Manager of MBA and thus may be deemed to control MBA. Currently MBA’s beneficial ownership of the Company is 24.6%

As of September 30, 2020, there are 875,194,450 shares of common stock outstanding, of which 395,719,370 shares of common stock (approximately 47.07% of the outstanding shares of common stock) are owned and/or controlled by our Board and executive officers, Albert Mitrani, Ian T. Bothwell, Dr. Maria Mitrani, Dr. George Shapiro, Michael Carbonara and Dr. Allen Meglin, and two of the members of management are spouses, Albert Mitrani and Dr. Maria Mitrani. In addition, all four of our executive officers are also members of the Board of Directors, which currently consists of six members. In addition, our executive officers may receive additional stock grants in the future based on the achievement of certain performance milestones and from the conversion of unpaid compensation into common stock, which if fully issued would provide our Board and executive officers with over 51% of the outstanding shares of common stock outstanding. As a result, the foregoing persons have the ability to significantly influence the outcome of issues submitted to our stockholders. Although our officers and directors have a fiduciary obligation to the Company stockholders, their interests may not always coincide with our interests or the interests of other stockholders. As a consequence, it may be difficult for the other stockholders to remove our management. The ownership of these officers/directors could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Under Rule 404 of Regulation S-K, we are required to describe any transaction, since the beginning of the fiscal year ended October 31, 2018, or any currently proposed transaction, in which the Company was or is to be a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

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

From time to time, Mr. Iglesias and Mr. Bothwell and/or their respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. As of October 31, 2019, $220,897 and $48,184 are owed to Mr. Iglesias and Mr. Bothwell and/or their respective affiliates, respectively. In addition, the Company has not provided Mr. Bothwell required salary payments since July 2018. At October 31, 2019, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $132,105, $129,613 and $321,907, respectively.

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

During September 2018, in consideration for Dr. George Shapiro agreeing to serve as the Company’s Chief Medical Officer (“CMO”) and render other medical consulting and advisory services to the Company, the Board approved the issuance to the CMO of 2,500,000 shares of common stock. In connection with the CMO’s appointment to the Board of Directors of the Company during February 2019, during February 2019 and August 2019, the Board approved the issuance to the CMO of 2,000,000 and 3,000,000 shares, respectively, of common stock. On February 26, 2020, the Company agreed to immediately grant the CMO 5,000,000 shares of common stock in recognition of past services provided to the Company through February 2020. In addition the Company agreed to enter into a consulting agreement with the CMO to provide ongoing services to the Company. The CMO will receive compensation of $82,250 annually, commencing March 1, 2020. The term of the consulting agreement is one year, with automatic renewals for annual periods thereafter unless prior written notice is provided by either party of the desire to terminate.

For the year ended October 31, 2019 and 2018, the total amount of sales to customers related to our board of director members and/or employees of the Company totaled $71,650 and $19,550, respectively.

In connection with Mr. Robert Zucker’s resignation from the Board of Directors of the Company in April 2020, the Board approved the issuance to Mr. Zucker of 736,808 shares of unregistered common stock of the Company.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Nevertheless, we believe that both Michael Carbonara and Dr. Allen Meglin qualify as “independent” under the applicable standards of the SEC and the NASDAQ stock market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

As previously reported in a Form 8-K filed on August 16, 2018, effective July 1, 2018, our principal independent accountants, GBH CPAs, PC (“GBH”) completed the combination of its practice into Marcum LLP (“Marcum”).

Audit Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2019 and October 31, 2018 for professional services rendered by our principal accountants for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Marcum LLP

Fiscal Year Ended October 31, 2019:	$150,000

Fiscal Year Ended October 31, 2018:	$175,000

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2019 and 2018 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended October 31, 2019:	$–

Fiscal Year Ended October 31, 2018:	$–

Tax Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2019 and 2018 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning.

Fiscal Year Ended October 31, 2019:	$–

Fiscal Year Ended October 31, 2018:	$–

All Other Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2019 and 2018 for products and services provided by the principal accountants, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended October 31, 2019:	$–

Fiscal Year Ended October 31, 2018:	$–

Pre-Approval Policies and Procedures

We have not used Marcum for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We did not engage Marcum to provide compliance outsourcing services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered. The board of directors has considered the nature and amount of fees billed by Marcum and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No:	Description:
2.1	Plan and Agreement of Reorganization, dated April 23, 2018, between Management and Business Associates, LLC and Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 26, 2018 and incorporated by reference herein)

3.1	Articles of Incorporation, as amended (Filed as an exhibit to Registration Statement on Form S-1 filed on September 4, 2012 (File No: 333-183710) and incorporated by reference herein)

3.2	Certificate of Amendment to the Articles of Incorporation (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)

3.3	Amendment to the Certificate of Incorporation of Biotech Products Services and Research, Inc., filed with the Secretary of State of Nevada on July 22, 2017, effective July 10, 2017 (Filed as an exhibit to Form 10-K for the fiscal year ended October 31, 2017 filed on July 7, 2018 and incorporated by reference herein)

3.4	Series A Non-Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)

3.5	Amendment to Certificate of Designation of Series A Non-Convertible Preferred Stock of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

3.6	Series B Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)

3.7	Amendment to the Certificate of Incorporation of Biotech Products Services and Research, Inc., filed with the Secretary of State of Nevada on May 21, 2018, effective June 20, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)

3.8	Certificate of Correction filed with the Secretary of State of Nevada on June 18, 2018(Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)

3.9	Certificate of Withdrawal filed with the Secretary of State of Nevada on June 14, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)

3.10	Amended and Restated By-laws of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

3.11	Second Amended and Restated By-laws of Biotech Products Services and Research, Inc.(Filed as an exhibit to the Registrant’s Form 8-K filed on December 18, 2017 and incorporated by reference herein)

3.12	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of Nevada on June 24, 2020, effective June 24, 2020. (Filed as an exhibit to Form 8-K filed on July 14, 2020 and incorporated by reference herein)

10.1	Stock Purchase Agreement dated October 30, 2015 between Biotech Products Services and Research, Inc. and John Goodhew (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)

10.2	Series A Non-Convertible Preferred Stock Share Exchange Agreement, dated November 1, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani(Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)

10.3	Series B Convertible Preferred Stock Share Exchange Agreement, dated November 1, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)

10.4	Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.5	Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.6	Amendment No. 1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.7	Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.8	Amendment No. 1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.9	Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.10	Amendment No. 1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.11	Employment Agreement, dated March 8, 2017, between Biotech Products Services and Research, Inc. and Terrell Suddarth (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.12	Warrant, dated November 4, 2016, issued to Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.13	Warrant, dated November 4, 2016, issued to Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.14	Warrant, dated November 4, 2016, issued to Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.15	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.16	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Ian T. Bothwell(Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.17	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Dr. Maria Ines Mitrani(Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.18	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Terrell Suddarth (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.19	Form of the Securities Purchase Agreement, dated March 29, 2017, by and among Biotech Products Services and Research, Inc., each of its Subsidiaries, the Agent, LLC, Dr. Bruce Werber and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)

10.20	Form of the 10% Original Issue Discount Convertible Secured Promissory Note and Guarantee, dated March 29, 2017, of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)

10.21	Form of the Security Agreement, dated March 29, 2017, by and among Biotech Products Services and Research, Inc., each of its Subsidiaries, and the Agent (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)

10.22	Form of the Intellectual Property Security Agreement, dated March 29, 2017, by and among Biotech Products Services and Research, Inc., and each of its, Subsidiaries, and the Agent (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)

10.23	Form of the Subsidiary Guarantee, dated March 29, 2017, by and among Biotech Products Services and Research, Inc. and each of its Subsidiaries (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)

10.24	Employment Agreement, dated as of May 1, 2017, by and between Peter Taddeo and Mint Organics Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 24, 2017 and incorporated by reference herein)

10.25	Lease Agreement, dated May 23, 2017, by and between Sunwest Office Park, LLC and Anu Life Sciences, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 24, 2017 and incorporated by reference herein)

10.26	Asset Purchase Agreement, dated February 5, 2018, by and among Vera Acquisition, LLC, Anu Life Sciences, Inc., Biotech Products Services and Research, Inc. and Controlling Stockholders, and General Surgical Florida, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)

10.27	Distribution Agreement, dated February 5, 2018, by and between Vera Acquisition, LLC, and Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)

10.28	Separation and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo, and Mint Organics, Inc., Mint Organics Florida, Inc., Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)

10.29	Share Purchase and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo and Biotech Products Services and Research, Inc. and Mint Organics, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)

10.30	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)

10.31	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Maria I. Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)

10.32	Form of Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on April 26, 2018 and incorporated by reference herein)

10.33	Form of 2018 6% Convertible Debenture Issued by Biotech Products Services And Research, Inc., a Nevada corporation (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)

10.34	Consulting Services Agreement effective as of March 30, 2020 between Assure Immune L.L.C and the Company (Filed as an exhibit to the Registrant’s Form 8-K filed on April 30, 2020 and incorporated by reference herein)

10.35*	Amendment and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Albert Mitrani dated June 29, 2020

10.36*	Amendment and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Dr. Maria Mitrani dated June 29, 2020

10.37*	Amendment and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Ian T. Bothwell dated June 29, 2020

10.38*	Warrant for the purchase of shares of common stock of Organicell Regenerative Medicine inc. issued to Ian Bothwell dated February 26, 2020

10.39*	Warrant for the purchase of shares of common stock of Organicell Regenerative Medicine inc. issued to Raymond Zoeller dated May 15, 2020

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer

101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANICELL REGENERATIVE MEDICINE, INC.

By:	/s/ Albert Mitrani
Albert Mitrani
Chief Executive Officer
(Principal Executive Officer)

October 15, 2020

By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer) October 15, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Albert Mitrani	Chief Executive Officer, President, Chief Operating Officer and Secretary, Director (Principal Executive Officer)	October 15, 2020
Albert Mitrani

/s/ Ian T. Bothwell	Chief Financial Officer, Director	October 15, 2020
Ian T. Bothwell	(Principal Financial and Accounting Officer)

/s/ Maria Ines Mitrani	Chief Science Officer, Director	October 15, 2020
Maria Ines Mitrani

/s/ George Shapiro	Chief Medical Officer, Director	October 15, 2020
George Shapiro

/s/ Allen Meglin	Director	October 15, 2020
Allen Meglin

/s/ Michael Carbonara	Director	October 15, 2020
Michael Carbonara

