Form 10-Q
period 2020-01-31
Organicell Regenerative Medicine, Inc.
filed 2020-12-17
CIK 1557376

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	☒

Smaller reporting company

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

There were 942,992,783 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of December 18, 2020.

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

Part I – FINANCIAL INFORMATION

Item 1.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2020	2019
ASSETS
Current Assets
Cash	$142,268	$132,557
Accounts receivable, net of allowance for bad debts	63,565	26,031
Prepaid expenses	74,391	121,394
Inventories	129,639	77,963
Total Current Assets	409,863	357,945

Property and equipment, net	285,783	263,315
Other assets – right of use	14,338	22,813
Security deposits	5,000	5,000
TOTAL ASSETS	$714,984	$649,073

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$731,651	$552,426
Accrued liabilities to management	814,261	631,809
Notes payable	488,534	212,438
Advances from affiliate	220,897	220,897
Finance lease obligations	45,326	72,208
Operating lease obligations	14,338	22,813
Convertible debentures	220,000	220,000
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	2,660,858	2,058,442

Long term finance lease obligations	154,632	153,180

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 508,836,805 and 502,936,805 shares issued and outstanding, respectively	508,837	502,937
Additional paid-in capital	14,372,320	14,219,736
Accumulated deficit	(16,981,663)	(16,285,222)
Total Stockholders’ Deficit	(2,100,506)	(1,562,549)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$714,984	$649,073

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,
	2020	2019

Revenues	$696,948	$175,953

Cost of revenues	99,720	45,419

Gross profit	597,228	130,534

General and administrative expenses	1,286,013	419,877

Loss from operations	(688,785)	(289,343)
Other income (expense)
Interest expense	(23,513)	(7,975)
Other	15,857	52,781

Loss before taxes	(696,441)	(244,537)
Provision for income taxes	–	–
Net loss	(696,441)	(244,537)

Net loss attributable to the non-controlling interest	–	(340)

Net loss attributable to Organicell Regenerative Medicine, Inc.	$(696,441)	$(244,197)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	505,054,740	440,811,849

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Three Months Ended January 31, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid	Accumulated	Total Stockholders' Deficit Attributable To	Non- Controlling	Total Stockholders’
	Shares	Par Value	In Capital	Deficit	Organicell	Interest	Deficit
Balance October 31, 2019	502,936,805	$502,937	$14,219,736	$(16,285,222)	$(1,562,549)	$–	$(1,562,549)
Sale of common stock	3,250,000	3,250	61,750	–	65,000	–	65,000
Stock based compensation	2,650,000	2,650	90,834	–	93,484	–	93,484
Net loss	–	–	–	(696,441)	(696,441)	–	(696,441)
Balance January 31, 2020	508,836,805	$508,837	$14,372,320	$(16,981,663)	$(2,100,506)	$–	$(2,100,506)
Balance October 31, 2018	436,490,110	$436,490	$12,853,608	$(14,547,901)	$(1,257,803)	$42,977	$(1,214,826)
Stock based compensation	7,000,000	7,000	52,276	–	59,276	–	59,276
Net loss	–	–	–	(244,197)	(244,197)	(340)	(244,537)
Balance January 31, 2019	443,490,110	$443,490	$12,905,884	$(14,792,098)	$(1,442,724)	$42,637	$(1,400,087)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

,	Three Months Ended January 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(696,441)	$(244,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,434	492
Stock-based compensation	93,484	59,276
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	(37,532)	21,445
Prepaid expenses	47,003	(11,682)
Inventories	(51,676)	(2,611)
Accounts payable and accrued expenses	179,223	24,770
Accrued liabilities to management	182,452	137,551
Deferred revenue	–	(15,680)
Net cash used in operating activities	(277,053)	(30,976)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(28,902)	–

Net cash used in investing activities	(28,902)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	300,000	–
Payments on finance lease	(25,430)	–
Repayments of notes payable	(23,904)	–
Proceeds from sale of common stock	65,000	–
Net cash provided by financing activities	315,666	–

Increase (decrease) in cash	9,711	(30,976)
Cash at beginning of period	132,557	43,016
Cash at end of period	$142,268	$12,040

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$25,232	$2,250
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Operating lease – right of use assets	$–	$55,777

The accompanying notes are an integral part of these consolidated financial statements.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organicell Regenerative Medicine, Inc. (formerly Biotech Products Services and Research, Inc.) (“Organicell” or the “Company”) was incorporated on August 9, 2011 in the State of Nevada. Until October 30, 2015, the Company’s business included the designing, manufacturing, and selling vending tricycles for commercial customers. Since June 2015, the Company has been engaged in the health care industry, principally focusing on research and development and supplying products and services related to the growing field of regenerative anti-aging medicine.

On May 21, 2018, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the Company’s name from Biotech Products Services and Research, Inc. to Organicell Regenerative Medicine, Inc., effective June 20, 2018 (the “Name Change”). The Name Change has not yet been effectuated in the marketplace by the Financial Industry Regulatory Agency (“FINRA”).

For the three months ended January 31, 2020, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) and wholly owned subsidiary, with a business purpose to sell cellular therapy products to doctors and hospitals.

During the three months ended January 31, 2020, the Company revenues were principally derived from the sale and distribution of regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals. For the period November 1, 2018 through April 2019, the Company sold products produced and supplied through third party supply agreements. During February 2019, the Company began arranging to operate a new laboratory facility for the purpose of performing research and development, production and manufacturing of anti-aging and cellular therapy products. This new laboratory facility became operational in May 2019 and during the same period, the Company began producing and distributing the products that are being sold to its customers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended October 31, 2019 filed with the Securities and Exchange Commission.

Reclassifications

The advances from affiliates previously included in accrued liabilities to management have been reclassified to conform with the current financial statement presentation.

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At January 31, 2020, the Company did not hold cash balances in any financial institution in excess of FDIC insurance coverage limits.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the three months ended January 31, 2020 and 2019, the Company did not record any bad debt expense.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company provides reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At January 31, 2020, the Company determined that there were not any reserves required in connection with our finished goods.

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

Revenue Recognition

The Company follows the guidance of FASB Accounting Standards Update (“ASU”) Topic 606 “Revenue from Contracts with Customers” which requires the Company to recognize revenue in amounts that reflect the prorata completion of the performance obligations of the Company required under the contracts. The Company applied the new standard using a modified retrospective approach.

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

At January 31, 2020, the Company had 3,257,943 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2020. At January 31, 2019, the Company had 3,687,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2019.

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the estimated fair value of the option or warrant.

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $72,000 for the three months ended January 31, 2020. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the three months ended January 31, 2020 and 2019 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during that period. There is a full valuation allowance for the three months ended January 31, 2020 and 2019.

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

Sequencing

The Company has adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares.

The Company currently has 1,500,000,000 authorized shares of common stock of which 942,992,783 shares are issued and outstanding. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees. Currently the amount of additional shares that the Company may be contingently obligated to issue under existing arrangements would exceed the current amount of authorized shares by approximately 100,000,000 shares.

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

The Company did not have any convertible instruments outstanding at January 31, 2020 and October 31, 2019 that qualify as derivatives.

Operating and Finance Lease Obligations

Effective November 1, 2019, the Company adopted Accounting Standards Update (ASU) No. 2016-02 (Topic 842) (“ASC 842”), that requires organizations that lease assets to recognize assets and liabilities on the balance sheet and provide updated disclosures related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. The Company adopted the new standard using a modified retrospective approach. The modified retrospective approach included a number of optional practical expedients on leases that commenced before the effective date of ASC 842, including continuing to account for leases that commenced before the effective date in accordance with previous guidance, unless the lease is modified.

Under the provisions of ASC 842, the Company is required to recognize a right of use (“ROU”) asset and corresponding lease liability for all operating leases upon commencement of the lease. The Company’s policy is to treat operating leases that have a term of one year or less at lease commencement date and do not include a purchase option that is reasonably certain of exercise, consistent with the lease recognition approach as previously outlined under ASC 840. In addition, month to month leases which do not involve additional financial commitments on the part of the Company are also treated consistent with the lease recognition approach as previously outlined under ASC 840. The Company has established a capitalization threshold of $15,000 in determining whether any future operating leases will be capitalized. The adoption of ASC 842 resulted in the Company retrospectively recording a ROU asset and corresponding operating lease obligation of $55,777 on November 1, 2018.

Subsequent Events

The Company has evaluated subsequent events that occurred after January 31, 2020 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $688,785 for the three months ended January 31, 2020. In addition, the Company had an accumulated deficit of $16,981,662 at January 31, 2020. The Company had a negative working capital position of $2,250,994 at January 31, 2020.

In addition to the above, the outbreak of the novel coronavirus (“COVID-19”) during March 2020 and the resulting adverse public health developments and economic effects to the United States business environments have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect in connection with the COVID-19 outbreak and which currently still continue to have a negative impact to our business and the economy. These restrictions have adversely affected the Company’s sales, results of operations and financial condition. In response to the COVID-19 outbreak, the Company (a) has accelerated its research and development activities, (b) is aggressively seeking to raise additional debt and/or equity financing to support working capital requirements, and (c) continues to take steps to stabilize and increase revenues from the sale of its products.

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

Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses and the costs to perform required clinical studies in connection with the sale of its products. The Company does not have any assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on its ability to produce and sell products it manufactures that are subject to changing technology and regulations that it currently sells and distributes to its customers. The Company’s current market capitalization, common stock liquidity and available authorized shares may hinder its ability to raise equity proceeds. The Company anticipates that future sources of funding, if any, will therefore be costly and dilutive, if available at all.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) the effects of the COVID-19 crisis resume to pre-COVID-19 market conditions, (2) the Company will be able to establish a stabilized source of revenues, (3) obligations to the Company’s creditors are not accelerated, (4) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations, (5) the Company is able to continue to produce products or obtain products under supply arrangements which are in compliance with current and future regulatory guidelines, (6) the Company is able to continue its research and development activities, particularly in regards to remaining compliant with the FDA and the safety and efficacy of its products, and (7) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of January 31, 2020, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	January 31, 2020	October 31, 2019

Raw materials and supplies	$13,196	$5,123
Finished goods	116,443	72,840
Total inventories	$129,639	$77,963

NOTE 5 - PROPERTY AND EQUIPMENT

	January 31, 2020	October 31, 2019

Computer equipment	$8,653	$8,653
Finance lease equipment	239,595	239,595
Manufacturing equipment	61,638	32,736
	309,886	280,984
Less: accumulated depreciation	(24,103)	(17,669)
Total property and equipment, net	$285,783	$263,315

During March 2019, the Company entered into a lease agreement for certain lab equipment in the amount of $239,595. Under the terms of the lease agreement, the Company is required to make 60 equal monthly payments of $4,513 plus applicable sales taxes. Under the Lease Agreement, the Company has the right to acquire all of the leased equipment for $1.00. As a result, the lease agreement is being accounted for as a finance lease obligation. The annual interest rate charged in connection with the lease is 4.5%. The leased equipment is being depreciated over their estimated useful lives of 15 years.

Depreciation expense totaled $6,434 and $492 for the three months ended January 31, 2020 and 2019, respectively.

NOTE 6 – LEASE OBLIGATIONS

2019 Lab Facility:

In connection with the Company’s decision to again operate a placental tissue bank processing laboratory in Miami, Florida, during February 2019, the Company entered into a renewable month to month lease agreement (“Miami Lab Lease”) for an approximately 450 square foot laboratory and a 100 square foot administrative office facility. Monthly lease payments are approximately $5,200 plus administrative fees and taxes. In connection with the Miami Lab Lease, the Company was required to post a security deposit of $6,332. During November 2020, the Company entered into an additional month to month lease agreement in the same facility as the Miami Lab Lease for an additional 390 square foot laboratory. Monthly lease payments are approximately $4,400 plus administrative fees and taxes.

Finance Lease Obligations:

During March 2019, the Company entered into a lease agreement for certain lab equipment in the amount of $239,595. Under the terms of the lease agreement, the Company is required to make 60 equal monthly payments of $4,513 plus applicable sales taxes. Under the Lease Agreement, the Company has the right to acquire all of the leased equipment for $1.00. As a result, the lease agreement is being accounted for as a finance lease obligation. The annual interest rate charged in connection with the lease is 4.5%. The leased equipment are being depreciated over their estimated useful lives of 15 years.

Operating Lease Obligations:

Administrative Office

The Company’s corporate administrative offices are leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani. The monthly rental rate is $2,900. On November 1, 2019, in connection with the adoption of ASC 842, the Company recorded a ROU asset and corresponding operating lease obligation of $55,777. During July 2020, the Company entered into an extension of the operating lease agreement. The lease term is for an additional 36 months beginning July 1, 2020, with a monthly rental rate of $3,500. The present value of the associated leased payments based on an assumed borrowing rate of 4.5% was $117,659.

Amortization expense for the three months ended January 31, 2020 was $8,475.

NOTE 7 – RELATED PARTY TRANSACTIONS

On February 26, 2020, April 25, 2020 and June 29, 2020, Mr. Mitrani’s, Dr. Mitrani’s and Mr. Bothwell’s employment agreements were amended. See Note 12 for a more detailed description of the executive employment agreements and the respective amendments referred to above.

Effective February 26, 2020, Mr. Bothwell was granted cashless warrants to purchase 7,500,000 shares of common stock of the Company. The newly granted warrants vest immediately, have an exercise price of $0.028 per share and are exercisable for ten years from the effective date of the grant.

During April 2020, June 2020, August 2020 and September 2020, each of the current executives of the Company, Albert Mitrani, Dr. Mari Mitrani, Ian Bothwell and Dr. George Shapiro (“Current Executives”) were granted rights under the Management and Consultant Performance Plan (“MCPP”) to receive common stock of the Company based on the achievement of certain defined milestones. In addition, during June 2020, each of the current non-executive members of the Board were granted rights under the MCPP to receive common stock of the Company based on the achievement of certain defined milestones (see Note 10).

The Company’s corporate administrative offices are leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani. The term of the lease has been extended through June 2023. The current monthly rent is $2,900 and beginning July 2020, the monthly rent increases to $3,500. The Company paid a security deposit of $5,000.

In connection with Mr. Bothwell’s executive employment agreements, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $5,842 for the three months ended January 31, 2020.

For the three months ended January 31, 2020 and 2019, the total amount of sales to customers related to our board of director members and/or employees of the Company totaled $10,400 and $16,640, respectively.

From time to time, Mr. Bothwell and/or his respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. As of January 31, 2020, $29,747 is owed to Mr. Bothwell and/or his respective affiliates. In addition, at January 31, 2020, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $171,932, $178,155 and $434,407, respectively.

During April 2020 through May 2020, the Company sold 11,000,000 shares of common stock to Dr. Allen Meglin, a director of the Company at $0.02 per share for an aggregate purchase price of $220,000. During July, August and October 2020, the Company sold an additional 1,166,666 shares, 422,514 shares, and 625,000 shares of common stock to Dr. Allen Meglin at $0.03 per share, $0.10 per share and $0.08 per share, respectively, for an aggregate purchase price of $127,251 (see Note 10).

On April 27, 2020, the Company sold 5,000,000 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.02 per share for an aggregate purchase price of $100,000 (see Note 10).

On February 26, 2020, the Company agreed to immediately grant Dr. George Shapiro, the Company’s Chief Medical Officer (“CMO”) 5,000,000 shares of common stock in recognition of past services provided to the Company through February 2020. In addition, the Company agreed to enter into a consulting agreement with the CMO to provide ongoing services to the Company. The CMO will receive compensation of $82,250 annually, commencing March 1, 2020. The term of the consulting agreement is one year, with automatic renewals for annual periods thereafter unless prior written notice is provided by either party of the desire to terminate.

In connection with Mr. Robert Zucker’s resignation as a member of the Board of Directors of the Company in April 2020, the Board approved the issuance to Mr. Zucker of 736,808 shares of unregistered common stock of the Company valued at $0.022 per share, the closing price of the common stock of the Company on the grant date (see Note 10).

On May 28, 2020, the Company entered into a distribution agreement with a company owned by Jack Mitrani, the son of Mr. Mitrani. Under the terms of the agreement, the Company agreed to grant the distributor 3,000,000 shares of unregistered common stock valued at $0.115 per share, the closing price of the common stock of the Company on the grant date (see Note 10).

NOTE 8 — NOTES PAYABLE

On June 20, 2018, the Company issued a total of $150,000 of convertible 6% debentures (“150,000 Debentures”) to an accredited investor. The principal amount of the $150,000 Debentures, plus accrued and unpaid interest through June 30, 2019 were payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $150,000 Debentures were prepaid at the sole option of the Company, were converted as provided for under the terms of the $150,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $150,000 Debentures. Interest on the $150,000 Debentures for each calendar quarter ended beginning with the quarter ended June 30, 2018 is payable on the 10th business day following the immediately prior calendar quarter. The $150,000 Debentures have not yet been repaid as required.

During October 2018, the Company issued a total of $70,000 of convertible 6% debentures (“70,000 Debentures”) to two accredited investors. The principal amount of the $70,000 Debentures, plus accrued and unpaid interest through September 30, 2019 were payable on the 10th business day subsequent to September 30, 2019. The $70,000 Debentures were not paid on the required maturity dates. On June 25, 2020, the Company entered into a settlement and general release agreement with the holder of the $50,000 Debenture (one of the two holders that participated in the $70,000 Debentures described above), whereby the Company is required to repay the balance of the $50,000 Debenture in eight monthly installments of $6,250 plus outstanding accrued interest beginning June 30, 2020 and ending on January 31, 2021. During October 2020, the Company and the holder of the $20,000 debenture (one of the two holders that participated in the $70,000 Debentures described above), agreed to convert the principal amount of the $20,000 debenture plus interest accrued and unpaid through the date of the conversion totaling approximately $20,300 into 160,000 shares of common stock of the Company (approximately $0.125 per share). The conversion price was at a discount to the trading price of $0.278 as of the effective date of the transaction, resulting in additional interest costs of $24,180, which has been recorded during the three months ended October 31, 2020.

Credit Facility

On September 19, 2019, the Company’s wholly owned subsidiary, General Surgical Florida, received $100,000 in connection with an unsecured line of credit (“Credit Facility”). The Credit Facility was fully repaid on November 2, 2020. Under the terms of the Credit Facility, the Company was required to make weekly payments averaging approximately $2,541 (payments totaling $132,160). The effective annual interest rate was approximately 45.67%. Proceeds received from the Credit Facility were used for working capital purposes. Mr. Iglesias, who at the time was the Company’s Chief Executive Officer, provided a personal guaranty in connection with amounts required to paid under the Credit Facility.

Funding Facility

On October 10, 2019, the Company and an investor (“Noteholder”) agreed to a funding facility arrangement (“Funding Facility”) whereby the Noteholder was required to fund the Company an initial tranche of $100,000 on October 15, 2019 (“Initial Funding Date”) and had the option to fund the Company up to an aggregate of $500,000 (“Funding Facility Limit”) in minimum $100,000 monthly tranches by no later than February 15, 2020 (“Funding Expiration Date”). The Funding Facility matures on February 15, 2021 (“Maturity Date”) and accrues interest at 6.0% per annum. The Funding Facility, plus all accrued interest, automatically converts into 40,000,000 shares of newly issued restricted common stock of the Company (“Converted Stock”) if the Noteholder funds the full $500,000 by the Funding Expiration Date. The Noteholder fully funded the Funding Facility as prescribed on February 12, 2020 and the Company issued the Noteholder the Converted Stock to the Noteholders designated entity, Republic Asset Holdings LLC.

The Company determined the fair value of the Converted Stock in accordance with ASC 820, which was determined to be approximately $599,400. As a result, the Company has recorded additional interest expense in the amount of $94,170, as of the date of conversion, representing the amount of the discount to the fair value of the Converted Stock associated with the conversion of the Funding Facility.

The amount of accrued interest at January 31, 2020 and October 31, 2019 associated with all indebtedness was $8,857 and $10,578, respectively.

NOTE 9 — IRS PENALTIES

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement. During the period that the appeal is being reviewed and a determination is made by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $70,000 of accrued tax penalties on the balance sheet as of January 31, 2020 and October 31, 2019.

NOTE 10 – CAPITAL STOCK

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

Issued Shares

As of January 31, 2020, there were no designations of Preferred Stock authorized or outstanding.

Common Stock

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

During April 2020 through May 2020, the Company sold 11,000,000 shares of common stock to Dr. Allen Meglin, a director of the Company at $0.02 per share for an aggregate purchase price of $220,000. During July, August and October 2020, the Company sold an additional 1,166,666 shares, 422,514 shares, and 625,000 shares of common stock to Dr. Allen Meglin at $0.03 per share, $0.10 per share and $0.08 per share, respectively, for an aggregate purchase price of $127,251. The proceeds from all of the above sales were used for working capital. Certain of the above transactions were at sales prices that were at a discount to the trading prices as of the effective dates of the transactions, resulting in additional stock-based compensation expense of $36,000, $29,167 and $130,702, which have been recorded during the three months ended April 30, 2020, July 31, 2020 and October 31, 2020, respectively.

On April 27, 2020, the Company sold 5,000,000 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.02 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital. The sales price was at a discount to the trading price of $0.0269 as of the effective date of the transaction, resulting in additional stock-based compensation expense of $34,500, which has been recorded during the three months ended April 30, 2020.

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

During July 2020, the Company sold 1,000,000 shares of common stock to two “accredited investors”, at $0.02 per share and $0.03 per share, respectively for an aggregate purchase price of $25,000. The proceeds were used for working capital.

During August 2020, the Company sold 8,606,665 shares of common stock to nine “accredited investors”, at prices ranging from $0.03 per share and $0.06 per share, for an aggregate purchase price of $392,100. The proceeds were used for working capital.

During September 2020, the Company sold 4,800,000 shares of common stock to five “accredited investors”, at prices ranging from $0.06 per share and $0.10 per share, for an aggregate purchase price of $410,000. The proceeds were used for working capital.

During October 2020, the Company sold 2,033,333 shares of common stock to five “accredited investors”, at prices ranging from $0.06 per share and $0.10 per share, for an aggregate purchase price of $170,000. The proceeds were used for working capital.

During November 2020, the Company sold 800,000 shares of common stock to an “accredited investor”, at $0.05 per share, for an aggregate purchase price of $40,000. The proceeds were used for working capital.

Issuances of Common Stock – Stock Compensation:

As described in Note 12, upon execution of the VP Agreements, each of the Sales Executives were granted 1,000,000 shares of unregistered common stock of the Company valued at $0.035 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $35,000 of stock-based compensation expense on the grant date for each issuance. The VP Agreements also provide each Sales Executives the right to receive an additional 750,000 shares of common stock at the end of each quarterly anniversary of the VP Agreements throughout the Initial Term (maximum 9,000,000 shares) (“Performance Shares”), provided that the VP Agreements remain in effect during the applicable quarterly period. As of October 31, 2020, each Sales Executive has vested an additional 2,250,000 Performance Shares (total 4,500,000). The Company will record stock-based compensation expense for each respective quarterly period that the Performance Shares vest of $52,500 (total $157,500).

As described in Note 12, in connection with the execution of the Consultants Agreement, the Company issued to the Consultants 12,000,000 shares of unregistered common stock (“Shares”) valued at $0.022 per share, the closing price of the common stock of the Company on the grant date. The Company recorded a total of $266,400 of stock-based compensation expense based on the vesting of the Shares (50% of the Shares vest as of the Effective Date of the Consultants Agreement and 50% of the Shares vest on the six-month anniversary of the Consultants Agreement). The Company recorded $133,200 of stock-based compensation expense on the grant date and $133,200 during the quarter ended October 31, 2020.

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

During the period February 1, 2020 through April 30, 2020, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to four individuals an aggregate of 2,725,000 shares of unregistered common stock valued between $0.029 and $0.034 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $89,458 of stock-based compensation expense during the three months ended April 30, 2020.

During the period May 1, 2020 through July 31, 2020, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to eight individuals an aggregate of 925,000 shares of unregistered common stock valued between $0.031 and $0.048 per share, the closing price of the common stock of the Company on the respective grants dates. For certain of the issuances, the stock vests on January 31, 2021, provided the recipient remains engaged with the Company during the period. The Company recorded $22,642 and $5,167 of stock-based compensation expense during the three months ended July 31, 2020 and October 31, 2020, respectively.

During April 2020, May 2020, September 2020 and October 2020, in consideration for agreeing to provide medical consulting and advisory services to the Company, the Board approved the issuance to nine individuals an aggregate of 1,050,000 shares of unregistered common stock valued between $0.023 and $0.28 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $16,100, $6,900 and $73,600 of stock-based compensation expense based on the grant date fair value of these shares during the quarters ended April 30, 2020, July 31, 2020 and October 31, 2020, respectively.

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

On May 28, 2020, the Company entered into a distribution agreement with a company owned by Jack Mitrani, the son of Mr. Mitrani. Under the terms of the agreement, the Company agreed to grant the distributor 3,000,000 shares of unregistered common stock valued at $0.115 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $345,000 of stock-based compensation expense during the quarter ended July 31, 2020 based on the fair value of these shares on the grant date. In addition, the distribution agreement also provides for future stock incentives based on future sales that are generated by the distributor based on a conversion price equal to 75% of the trading price of the common stock on the last day of the month in which the incentive was earned.

On May 15, 2020 (“Effective Date”), the Company entered into an advisor agreement with a third party (“Advisor”) whereby the Advisor will provide financial advisory services (see Note 12). As consideration, the Company agreed to issue the Advisor 1,000,000 shares of common stock (“Grant”), of which 250,000 shares shall be fully vested as of the Effective Date, 250,000 shares vest on the sixth month anniversary of the Effective Date, 250,000 shares vest on the ninth month anniversary of the Effective Date and 250,000 shares vest on the twelfth month anniversary of the Effective Date, provided however that the Agreement is in full effect during such vesting period(s) for the respective portion of the Grant. In addition, Company agreed to grant 3-year warrants to the Advisor to purchase 6,000,000 shares of common stock of the Company at a purchase price of $0.04 per share (“Warrants”), of which Warrants to purchase 2,000,000 unrestricted shares shall be vested upon the Effective Date of the agreement and 2,000,000 and 2,000,000 of the remaining Warrants shall vest on the eighteenth month and thirtieth month anniversary of the Effective Date of the agreement, respectively, provided however that the Agreement is renewed and in full effect during the applicable vesting period(s) for the respective portion of the grant. Notwithstanding the above, any unvested Grant or Warrants prescribed above will immediately become vested shares if (a) the Company concludes a transaction involving any of the entities introduced by Advisor based on a transaction value greater than $5MM or (b) the Company completes any transaction that results in a change in control or any financing transaction with an aggregate value of at least $25MM. The Grant shares were valued at $0.04 per share, the closing price of the common stock of the Company on the grant date. The Company will record $10,000 of stock-based compensation expense during each quarter in which the Grant shares become vested based on the fair value of these vested shares on the grant date. During October 2020, the Company terminated the agreement with the Advisor as provided for under the advisor agreement.

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

During October 2020, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to two individuals an aggregate of 230,000 shares of unregistered common stock valued between $0.035 and $0.17 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $8,730 of stock-based compensation expense during the three months ended October 31, 2020.

During November 2020, the Company entered into an additional consulting agreement with a third party to provide consulting services in connection with the development of international research and development, sales and distribution and financing opportunities for a period of six months. As consideration for agreeing to provide the consulting services to the Company, the Company issued the consultant 2,000,000 shares of fully vested unregistered common stock valued at $0.145 per share, the closing price of the common stock of the Company on the effective date of the agreement. The Company recorded $290,000 of stock-based compensation expense during the three months ended January 31, 2021.

During November 2020, in consideration for agreeing to provide medical consulting and advisory services to the Company, the Board approved the issuance to one individual an aggregate of 250,000 shares of unregistered common stock valued at $0.145 per share, the closing price of the common stock of the Company on the respective grant dates. The Company recorded $36,225 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended January 31, 2021.

Issuances of Common Stock – Exercise of warrants, Conversion of Debt and Exchanges:

As more fully described in Note 8, the Noteholder fully funded the Funding Facility as prescribed on February 12, 2020 and the Company converted the Funding Facility into 40,000,000 shares of common stock of the Company (approximately $0.013 per share representing a discount of 60.5% to the trading price of $0.032 as of the effective date of the transaction).

During October 2020, the Company and the holder of the $20,000 debenture (one of the two holders that participated in the $70,000 Debentures described above), agreed to convert the principal amount of the $20,000 debenture plus interest accrued and unpaid through the date of the conversion totaling approximately $20,300 into 160,000 shares of common stock of the Company (approximately $0.125 per share representing a discount to the trading price of $0.278 as of the effective date of the transaction).

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

Pursuant to the MCPP, a total of 293,000,000 shares have been issued and approximately 582,500,000 shares are authorized to be issued under the MCPP subject to the achievement of the defined contingent performance based milestones described above and provided the milestones are achieved while the individual is employed and/or serving as a member of the Board:

		MCPP	MCPP
	MCPP	Remaining	Total
	Shares	Shares	Shares
Name	Awarded	Available	Approved
Albert Mitrani	65,000,000	137,500,000	202,500,000
Ian Bothwell	65,000,000	167,500,000	232,500,000
Dr. Maria I. Mitrani	65,000,000	167,500,000	232,500,000
Dr. George Shapiro	65,000,000	100,000,000	165,000,000
Dr. Allen Meglin	–	5,000,000	5,000,000
Michael Carbonara	–	5,000,000	5,000,000
Consultants	33,000,000	–	33,000,000
Total	293,000,000	582,500,000	875,500,000

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

In connection with the MCPP Shares that have been awarded to date, all such shares were issued in connection with the MCPP Shares approved on April 25, 2020 and accordingly were valued $0.027 per share, the closing price of the common stock of the Company on the date that those respective MCPP Shares were approved. The Company recorded a total of $3,915,000 of stock-based compensation expense during the quarter ended July 31, 2020 and $3,996,000 during the quarter ended October 31, 2020, respectively, based on the fair value of the actual MCPP Shares awarded.

NOTE 11 – WARRANTS

A summary of warrant activity for the three months ended January 31, 2019 and 2020 are presented below.

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2018	3,687,484	$0.41	1.14	$–
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Expired/Forfeited	–	$–	–	$–
Outstanding and exercisable at January 31, 2019	3,687,484	$0.41	0.88	$–

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2019	4,529,371	$0.20	0.30	$–
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Expired/Forfeited	(1,271,428)	$0.15	–	$–
Outstanding and exercisable at January 31, 2020	3,257,943	$0.22	0.08	$–

On February 26, 2020, the Company issued the CFO a cashless warrant to purchase an aggregate of 7,500,000 shares of common stock in connection with the CFO’s employment agreement. The warrant is exercisable for $0.028 per share (the closing price of the Company’s common stock on the date of grant), until the tenth anniversary date of the date of issuance. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.14%, (2) term of 10 years, (3) expected stock volatility of 87%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued was $176,250. The Company will record $176,250 of stock-based compensation expense during the quarter ended April 30, 2020 based on the fair value of these warrants on the grant date.

On May 15, 2020 (“Effective Date”), the Company granted the Advisor warrants to purchase 6,000,000 shares of common stock of the Company at a purchase price of $0.04 per share (“Warrants”) and exercisable for three years from the Effective Date. Warrants to purchase 2,000,000 shares shall be vested upon the Effective Date of the agreement and 2,000,000 and 2,000,000 of the remaining Warrants shall vest on the eighteenth month and thirtieth month anniversary of the Effective Date of the agreement, respectively, provided however that the agreement is renewed and in full effect during the applicable vesting period(s) for the respective portion of the grant. Notwithstanding the above, any unvested Warrants prescribed above will immediately become vested if (a) the Company concludes a transaction involving any of the entities introduced by Advisor based on a transaction value greater than $5,000,000 or (b) the Company completes any transaction that results in a change in control or any financing transaction with an aggregate value of at least $25,000,000. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.31%, (2) term of 3 years, (3) expected stock volatility of 90%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued was $121,200. The Company will record $40,400 of stock-based compensation expense during the period that the Grant shares vest based on the fair value of these warrants on the grant date. During October 2020, the Company terminated the agreement with the Advisor as provided for under the advisor agreement (see Note 12).

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The description of Mr. Mitrani’s, Dr. Mitrani’s and Mr. Bothwell’s executive employment agreements executed in April 2018 (collectively referred to as the April 2018 Executive Employment Agreements) are summarized below:

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

Advisor Agreement

Effective May 15, 2020 (“Effective Date”), the Company entered into a one-year agreement (“Advisor Agreement”) with an individual to provide financial advisory services to the Company (“Advisor”). The Advisor Agreement is subject to successive, automatic one (1) year extensions unless either party has given the other 30- day written notice prior to the expiration of then in effect termination date, of their desire not to renew the Advisor Agreement. As the compensation for Advisor’s services and his fulfillment of all obligations under the agreement the Company agreed to issue the Advisor 1,000,000 shares of common stock (“Stock Grant”), of which 250,000 shares shall be fully vested as of the Effective Date, 250,000 shares vest on the sixth month anniversary of the Effective Date, 250,000 shares vest on the ninth month anniversary of the Effective Date and 250,000 shares vest on the twelfth month anniversary of the Effective Date, provided however that the Advisor Agreement is in full effect during such vesting period(s) for the respective portion of the Stock Grant. In addition, Company agreed to grant 3-year warrants to the Advisor to purchase 6,000,000 shares of common stock of the Company at a purchase price of $0.04 per share (“Warrants”), of which Warrants to purchase 2,000,000 unrestricted shares shall be vested upon the Effective Date of the Advisor Agreement and 2,000,000 and 2,000,000 of the remaining Warrants shall vest on the eighteenth month and thirtieth month anniversary of the Effective Date of the Advisor agreement, respectively, provided however that the Advisor Agreement is in full effect during the applicable vesting period(s) for the respective portion of the grant. The Advisor Agreement may be terminated by the Company based on Advisor’s breach of any of the terms of the Advisor Agreement, the Company’s determination that Advisor is not meeting the desired objectives or if either party provides notice of the desire not to renew the Advisor Agreement upon expiration. During October 2020, the Company terminated the agreement with the Advisor as provided for under the advisor agreement.

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

Consultant Agreements

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

In addition to the Shares to be issued above, the Consultant or its designees will be entitled to participate in the Company’s Management and Consultants Performance Stock Plan (the “MCPP”), more fully described in Note 10. Pursuant to the MCPP, the Consultant or its designees may be awarded up to 33,000,000 Shares, based on the achievement of certain defined operational performance milestones (“Milestones”) during the Term of the Agreement and for a period of twelve (12) months after the expiration or earlier termination of the Agreement, provided that expiration or termination is not for “cause” or the Consultant’s non-renewal of the Agreement.

During October 2020, the Company entered into a consulting agreement with a third party to provide consulting services in connection with the development of international research and development, sales and distribution and investment opportunities. As consideration for agreeing to provide the consulting services to the Company, the Company has agreed to pay the consultants A minimum of $12,500 per month during the term of the agreement and to issue up to 5,000,000 shares of restricted common stock (valued at $0.175 per share, the closing price of the common stock of the Company on the grant date), based on successful performance of defined milestones. The agreement may be terminated after the third month anniversary of the agreement with or without cause. The Company will record up to $875,000 of stock-based compensation expense at the time that any shares actually become vested as a result of achievement of the defined milestones.

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

During November 2020, the Company entered into an agreement with a third-party contract research organization (“CRO”) to provide ongoing clinical research services, clinical research professionals and contract clinical, technical and other related services in connection with a planned future clinical trial. In connection with the CRO agreement, the Company is obligated to approximately $777,714 plus pass through costs and other third-party direct costs during the term of clinical trial expected to run until September 2021. In connection with the agreement, the Company is obligated to pay in accordance with defined completed milestones, beginning with approximately $190,564 upon work order execution.

Contingent Convertible Obligations Into Equity Securities

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

As of July 31, 2020, there was approximately $721,415 of unpaid Original Base Salary and Incremental Salary related to the period prior to December 31, 2019 and $305,883 of unpaid Original Base Salary and Incremental Salary related to the period January 1, 2020 through July 31, 2020, that could be converted in the future into approximately 30,543,172 shares of common stock.

NOTE 13 - SEGMENT INFORMATION

For the three months ended January 31, 2020 and 2019, the Company operated only one operating segment.

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

Results of Operations

For the Three Months Ended January 31, 2020 and January 31, 2019

Revenues

Our revenues for the three months ended January 31, 2020 were $696,948, compared with revenues of $175,953 for the three months ended January 31, 2019. The increase in revenues during the three months ended January 31, 2020 of $520,995 (296.1%) was primarily the result of the Company being able to realize an increase of approximately 354.6% (approximately $543,634) in unit sales of its products during the three months ended January 31, 2020 compared with the three months ended January 31, 2019, partially offset from a decrease of approximately 12.9% (approximately $22,639) in the average sales prices for the products sold during the three months ended January 31, 2020 compared with the average sales prices realized on products sold during the three months ended January 31, 2019. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations. The decrease in the average sales prices realized on products sold during the three months ended January 31, 2020 compared with the three months ended January 31, 2019 was due to an increase in the sales of the Company’s aesthetic product offerings which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues

Our cost of revenues for the three months ended January 31, 2020 were $99,720, compared with cost of revenues of $45,419 for the three months ended January 31, 2019. The increase in the cost of revenues during the three months ended January 31, 2020 compared with the three months ended January 31, 2019 was due to an increase in the amount of units sold of 354.6% (approximately $77,784) during the three months ended January 31, 2020 compared with the three months ended January 31, 2019, partially offset from the reduction in the cost of units sold of 51.7% (approximately ($23,483) during the three months ended January 31, 2020 compared to costs of units sold during the three months ended January 31, 2019, which as described above was primarily the result of the Company’s increase in the sales of the Company’s aesthetic product offerings during the three months ended January 31, 2020 compared to the three months ended January 31, 2019 which have a lower cost of revenue than the Company’s medical grade product offerings and also from the Company’s ability to supply inventory through lower costing inventory manufactured by the Company beginning in May 2019 rather than from more costly third party manufacturers for the three months ended January 31, 2019.

Gross Profit

Our gross profit for the three months ended January 31, 2020 was $597,228, compared with gross profit of $130,534 for the three months ended January 31, 2019. The increase in gross profit during the three months ended January 31, 2020 was the result of higher amount of units sold and lower cost of units sold during the three months ended January 31, 2020 compared to the three months ended January 31, 2019. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness and the introduction of new and more advanced product offerings. The lower cost of units sold was due to the Company’s increase in the sales of the Company’s aesthetic product offerings during the three months ended January 31, 2020 compared to the three months ended January 31, 2019 which have a lower cost of revenue than the Company’s medical grade product offerings and also from the Company’s ability to supply inventory through lower costing inventory manufactured by the Company beginning in May 2019 rather than from more costly third party manufacturers for the three months ended January 31, 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended January 31, 2020 were $1,286,013, compared with $419,877 for the three months ended January 31, 2019, an increase of $866,136. The increase in the general and administrative expenses for the three months ended January 31, 2020 compared with the three months ended January 31, 2019 was primarily the result of increased stock-based compensation costs to advisors, consultants and administrative staff totaling $34,203, increased commissions due on sales of the Company’s products of $138,316, increased payroll and consulting costs of approximately $382,490, increased trade show and marketing related costs of $126,412, increased professional fees of $59,632 and approximately $118,895 of increased laboratory related expenses. The increase in payroll and consulting costs and laboratory related expenses was the result of the Company’s expansion of its research and development activities primarily relating to the filing and approval of IND applications and the performance of clinical trials.

Other Income (Expense)

Other (expense), net, for the three months ended January 31, 2020 was ($7,656), compared with other income, net, of $44,806 for the three months ended January 31, 2019. The net decrease in other income, net, was the result of reduced income realized from the settlement of obligations of $36,924 and increased interest costs associated with interest-bearing obligations totaling $15,538 during the three months ended January 31, 2020.

Liquidity and Capital Resources

Liquidity and Capital Resources

During the fiscal three months ended January 31, 2020 and through the date of the filing of this Form 10-Q, the Company has relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

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

2.	During November 2019 through January 2020, the Company sold 3,250,000 shares of common stock to three “accredited investors” at $0.02 per share for an aggregate purchase price of $65,000. The proceeds were used for working capital.
3.	During February 2020 through April 2020, the Company sold 11,050,000 shares of common stock to five “accredited investors” at $0.02 per share for an aggregate purchase price of $221,000. The proceeds were used for working capital.
4.	During April 2020 through May 2020, the Company sold 11,000,000 shares of common stock to Dr. Allen Meglin, a director of the Company at $0.02 per share for an aggregate purchase price of $220,000. During July, August and October 2020, the Company sold an additional 1,166,666 shares, 422,514 shares, and 625,000 shares of common stock to Dr. Allen Meglin at $0.03 per share, $0.10 per share and $0.08 per share, respectively, for an aggregate purchase price of $127,251. The proceeds from all of the above sales were used for working capital.
5.	During May 2020, the Company sold 3,000,000 shares of common stock to two “accredited investors” at $0.02 per share for an aggregate purchase price of $60,000. The proceeds were used for working capital.
6.	During July and August 2020, the Company completed the private placement to 19 accredited investors for the sale of 13,499,992 shares of Common stock of the Company at a selling price of $0.03 per share for an aggregate amount of $405,000 (“Sale”). The proceeds are being used to fund the Company’s public company financial reporting requirements.
7.	During July 2020, the Company sold 1,000,000 shares of common stock to two “accredited investors”, at $0.02 per share and $0.03 per share, respectively for an aggregate purchase price of $25,000. The proceeds were used for working capital.
8.	During August 2020, the Company sold 8,606,665 shares of common stock to nine “accredited investors”, at prices ranging from $0.03 per share and $0.06 per share, for an aggregate purchase price of $392,100. The proceeds were used for working capital.
9.	During September 2020, the Company sold 4,800,000 shares of common stock to five “accredited investors”, at prices ranging from $0.06 per share and $0.10 per share, for an aggregate purchase price of $410,000. The proceeds were used for working capital.
10.	During October 2020, the Company sold 2,033,333 shares of common stock to five “accredited investors”, at prices ranging from $0.06 per share and $0.10 per share, for an aggregate purchase price of $170,000. The proceeds were used for working capital.
11.	During October 2020, the Company and the holder of the $20,000 debenture agreed to convert the principal amount of the $20,000 debenture plus interest accrued and unpaid through the date of the conversion totaling approximately $20,300 into 160,000 shares of common stock of the Company.
12.	During November 2020, the Company sold 800,000 shares of common stock to an “accredited investor”, at $0.05 per share, for an aggregate purchase price of $40,000. The proceeds were used for working capital.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $688,785 for the three months ended January 31, 2020. In addition, the Company had an accumulated deficit of $16,981,662 at January 31, 2020. The Company had a negative working capital position of $2,250,994 at January 31, 2020.

In addition to the above, the outbreak of the novel coronavirus (“COVID-19”) during March 2020 and the resulting adverse public health developments and economic effects to the United States business environments have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect in connection with the COVID-19 outbreak and which currently still continue to have a negative impact to our business and the economy. These restrictions have adversely affected the Company’s sales, results of operations and financial condition. In response to the COVID-19 outbreak, the Company (a) has accelerated its research and development activities, (b) is aggressively seeking to raise additional debt and/or equity financing to support working capital requirements, and (c) continues to take steps to stabilize and increase revenues from the sale of its products.

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

Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses and the costs to perform required clinical studies in connection with the sale of its products. The Company does not have any assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on its ability to produce and sell products it manufactures that are subject to changing technology and regulations that it currently sells and distributes to its customers. The Company’s current market capitalization, common stock liquidity and available authorized shares may hinder its ability to raise equity proceeds. The Company anticipates that future sources of funding, if any, will therefore be costly and dilutive, if available at all.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) the effects of the COVID-19 crisis resume to pre-COVID-19 market conditions, (2) the Company will be able to establish a stabilized source of revenues, (3) obligations to the Company’s creditors are not accelerated, (4) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations, (5) the Company is able to continue to produce products or obtain products under supply arrangements which are in compliance with current and future regulatory guidelines, (6) the Company is able to continue its research and development activities, particularly in regards to remaining compliant with the FDA and the safety and efficacy of its products, and (7) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of January 31, 2020, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Three Months Ended January 31,
	2020	2019
Cash, beginning of year	$132,557	$43,016
Net cash used in operating activities	(277,053)	(30,976)
Net cash used in investing activities	(28,902)	–
Net cash provided by financing activities	315,666	–
Cash, end of year	$142,268	$12,040

During the three months ended January 31, 2020, the Company used cash in operating activities of $277,053, compared to $30,976 for the three months ended January 31, 2019, an increase in cash used of $246,077. The increase in cash used in operating activities was due to the increase in the general and administrative expenses during the three months ended January 31, 2020 after adjusting for non-cash charges (mostly related to stock-based compensation), resulting from increased payroll and consulting costs and laboratory related expenses in connection with the Company’s expansion of its research and development activities during the three months ended January 31, 2020, partially offset from the increase in revenues and gross profit during the three months ended January 31, 2020.

During the three months ended January 31, 2020, the Company had cash used in investing activities of $28,902, compared to cash used in investing activities of $0 for the three months ended January 31, 2019. The increase in cash used in investing activities was due primarily due the acquisition of additional fixed assets required in connection with the expansion of the Company’s laboratory operations.

During the three months ended January 31, 2020, the Company had cash provided by financing activities of $315,666, compared to cash provided by financing activities of $0 for the three months ended January 31, 2019. The increase in cash provided by financing activities was due to increases in proceeds from the sale of equity securities and notes payable of $65,000 and $300,000, respectively, partially offset from increased payments on outstanding debt obligations and finance leases.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of January 31, 2020 and through the date of this report, we had no such arrangements.

Recently Issued Financial Accounting Standards

There were no recently issued financial accounting standards that would have an impact on the Company’s financial statements.

Critical Accounting Policies

Our unaudited consolidated financial statements reflect the selection and application of accounting policies which require us to make significant estimates and judgments. See Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, “Summary of Significant Accounting Policies”.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of January 31, 2020, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following securities during the three months ended January 31, 2020 to the date of filing of this Report:

1.	On October 10, 2019, the Company and an investor (“Noteholder”) agreed to a funding facility arrangement (“Funding Facility”) whereby the Noteholder was required to fund the Company an initial tranche of $100,000 on October 15, 2019 (“Initial Funding Date”) and had the option to fund the Company up to an aggregate of $500,000 (“Funding Facility Limit”) in minimum $100,000 monthly tranches by no later than February 15, 2020 (“Funding Expiration Date”). The Funding Facility matures on February 15, 2021 (“Maturity Date”) and accrues interest at 6.0% per annum. The Funding Facility, plus all accrued interest, automatically converts into 40,000,000 shares of newly issued common stock of the Company if the Noteholder funds the full $500,000 by the Funding Expiration Date. The Noteholder fully funded the Funding Facility as prescribed on February 12, 2020 and the Company converted the Funding Facility into 40,000,000 shares of common stock of the Company that were issued to the Noteholders designated entity, Republic Asset Holdings LLC.

On April 27, 2020, the Company sold 5,000,000 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.02 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.

2.	During November 2019 through January 2020, the Company sold 3,250,000 shares of common stock to three “accredited investors” at $0.02 per share for an aggregate purchase price of $65,000. The proceeds were used for working capital.
3.	During February 2020 through April 2020, the Company sold 11,050,000 shares of common stock to five “accredited investors” at $0.02 per share for an aggregate purchase price of $221,000. The proceeds were used for working capital.
4.	During April 2020 through May 2020, the Company sold 11,000,000 shares of common stock to Dr. Allen Meglin, a director of the Company at $0.02 per share for an aggregate purchase price of $220,000. During July, August and October 2020, the Company sold an additional 1,166,666 shares, 422,514 shares, and 625,000 shares of common stock to Dr. Allen Meglin at $0.03 per share, $0.10 per share and $0.08 per share, respectively, for an aggregate purchase price of $127,251. The proceeds from all of the above sales were used for working capital.
5.	During May 2020, the Company sold 3,000,000 shares of common stock to two “accredited investors” at $0.02 per share for an aggregate purchase price of $60,000. The proceeds were used for working capital.
6.	During July and August 2020, the Company completed the private placement to 19 accredited investors for the sale of 13,499,992 shares of Common stock of the Company at a selling price of $0.03 per share for an aggregate amount of $405,000 (“Sale”). The proceeds are being used to fund the Company’s public company financial reporting requirements.
7.	During July 2020, the Company sold 1,000,000 shares of common stock to two “accredited investors”, at $0.02 per share and $0.03 per share, respectively for an aggregate purchase price of $25,000. The proceeds were used for working capital.

8.	During August 2020, the Company sold 8,606,665 shares of common stock to nine “accredited investors”, at prices ranging from $0.03 per share and $0.06 per share, for an aggregate purchase price of $392,100. The proceeds were used for working capital.
9.	During September 2020, the Company sold 4,800,000 shares of common stock to five “accredited investors”, at prices ranging from $0.06 per share and $0.10 per share, for an aggregate purchase price of $410,000. The proceeds were used for working capital.
10.	During October 2020, the Company sold 2,033,333 shares of common stock to five “accredited investors”, at prices ranging from $0.06 per share and $0.10 per share, for an aggregate purchase price of $170,000. The proceeds were used for working capital.
11.	During October 2020, the Company and the holder of the $20,000 debenture agreed to convert the principal amount of the $20,000 debenture plus interest accrued and unpaid through the date of the conversion totaling approximately $20,300 into 160,000 shares of common stock of the Company.
12.	During November 2020, the Company sold 800,000 shares of common stock to an “accredited investor”, at $0.05 per share, for an aggregate purchase price of $40,000. The proceeds were used for working capital.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

By:	/s/ ALBERT MITRANI
Albert Mitrani
Chief Executive Officer
(Principal Executive Officer)
By:	December 17, 2020 /s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer) December 17, 2020

