Form 10-Q
period 2020-04-30
Organicell Regenerative Medicine, Inc.
filed 2020-12-17
CIK 1557376

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

Part I – FINANCIAL INFORMATION

Item 1.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2020	2019
ASSETS
Current Assets
Cash	$254,177	$132,557
Accounts receivable, net of allowance for bad debts	37,925	26,031
Prepaid expenses	41,325	121,394
Inventories	161,783	77,963
Total Current Assets	495,210	357,945

Property and equipment, net	291,389	263,315
Other assets – right of use	5,768	22,813
Security deposits	5,000	5,000
TOTAL ASSETS	$797,367	$649,073

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$846,771	$552,426
Accrued liabilities to management	949,035	631,809
Notes payable	64,228	212,438
Advances from affiliate	220,897	220,897
Finance lease obligations	45,886	72,208
Operating lease obligations	5,768	22,813
Convertible debentures	220,000	220,000
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	2,478,436	2,058,442

Long term finance lease obligations	142,948	153,180

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 593,498,613 and 502,936,805 shares issued and outstanding, respectively	593,499	502,937

Additional paid-in capital	16,027,110	14,219,736
Accumulated deficit	(18,444,626)	(16,285,222)
Total Stockholders’ Deficit	(1,824,017)	(1,562,549)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$797,367	$649,073

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019

Revenues	$608,230	$361,969	$1,305,178	$537,922

Cost of revenues	97,278	68,591	196,998	114,010

Gross profit	510,952	293,378	1,108,180	423,912

General and administrative expenses	1,866,830	730,640	3,152,843	1,150,517

Loss from operations	(1,355,878)	(437,262)	(2,044,663)	(726,605)
Other income (expense)
Interest expense	(108,285)	(11,898)	(131,798)	(19,874)
Other	1,200	28,072	17,057	80,854

Loss before taxes	(1,462,963)	(421,088)	(2,159,404)	(665,625)
Provision for income taxes	–	–	–	–
Net loss	(1,462,963)	(421,088)	(2,159,404)	(665,625)

Net loss attributable to the non-controlling interest	–	(340)	–	(680)

Net loss attributable to Organicell Regenerative Medicine, Inc.	$(1,462,963)	$(420,748)	$(2,159,404)	$(664,945)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	557,530,849	452,103,391	531,004,464	446,364,044

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Three Months And Six Months Ended April 30, 2020 and 2019

(Unaudited)

Three Months Ended April 30,

	Common Stock		Additional Paid	Accumulated	Total Stockholders' Deficit Attributable To	Non- Controlling	Total Stockholders’
	Shares	Par Value	In Capital	Deficit	Organicell	Interest	Deficit
Balance February 1, 2020	508,836,805	$508,837	$14,372,320	$(16,981,663)	$(2,100,506)	$–	$(2,100,506)
Sale of common stock	22,050,000	22,050	418,950	–	441,000	–	441,000
Conversion of debt and accrued interest	40,000,000	40,000	559,400	–	599,400	–	599,400
Stock based compensation	22,611,808	22,612	676,440	–	699,052	–	699,052
Net loss	–	–	–	(1,462,963)	(1,462,963)	–	(1,462,963)
Balance April 30, 2020	593,498,613	$593,499	$16,027,110	$(18,444,626)	$(1,824,017)	$–	$(1,824,017)

Balance February 1, 2019	443,490,110	$443,490	$12,905,884	$(14,792,098)	$(1,442,724)	$42,637	$(1,400,087)
Sale of common stock	12,602,000	12,602	291,898	–	304,500	–	304,500
Stock based compensation	3,975,000	3,975	113,413	–	117,388	–	117,388
Net loss	–	–	–	(420,748)	(420,748)	(340)	(421,088)
Balance April 30, 2019	460,067,110	$460,067	$13,311,195	$(15,212,846)	$(1,441,584)	$42,297	$(1,399,287)

Six Months Ended April 30,

	Common Stock		Additional Paid	Accumulated	Total Stockholders' Deficit Attributable To	Non- Controlling	Total Stockholders’
	Shares	Par Value	In Capital	Deficit	Organicell	Interest	Deficit
Balance October 31, 2019	502,936,805	$502,937	$14,219,736	$(16,285,222)	$(1,562,549)	$–	$(1,562,549)
Sale of common stock	25,300,000	25,300	480,700	–	506,000	–	506,000
Conversion of debt and accrued interest	40,000,000	40,000	559,400	–	599,400	–	599,400
Stock based compensation	25,261,808	25,262	767,274	–	792,536	–	792,536
Net loss	–	–	–	(2,159,404)	(2,159,404)	–	(2,159,404)
Balance April 30, 2020	593,498,613	$593,499	$16,027,110	$(18,444,626)	$(1,824,017)	$–	$(1,824,017)

Balance October 31, 2018	436,490,110	$436,490	$12,853,608	$(14,547,901)	$(1,257,803)	$42,977	$(1,214,826)
Sale of common stock	12,602,000	12,602	291,898	–	304,500	–	304,500
Stock based compensation	10,975,000	10,975	165,689	–	176,664	–	176,664
Net loss	–	–	–	(664,945)	(664,945)	(680)	(665,625)
Balance April 30, 2019	460,067,110	$460,067	$13,311,195	$(15,212,846)	$(1,441,584)	$42,297	$(1,399,287)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,159,404)	$(665,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15,159	2,965
Interest expense on conversion of Funding Facility	94,170	–
Stock-based compensation	792,536	176,664
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	(11,892)	17,895
Prepaid expenses	80,069	(13,042)
Inventories	(83,820)	(39,321)
Other receivables	–	(5,000)
Accounts payable and accrued expenses	299,573	(4,835)
Accrued liabilities to management	317,226	290,940
Deferred revenue	–	(15,680)
Net cash used in operating activities	(656,383)	(255,039)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(43,233)	(22,575)

Net cash used in investing activities	(43,233)	(22,575)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	400,000	55,000
Payments on finance lease	(36,554)	(3,530)
Repayments of notes payable	(48,210)	–
Proceeds from sale of common stock	506,000	304,500
Net cash provided by financing activities	821,236	355,970

Increase in cash	121,620	78,356
Cash at beginning of period	132,557	43,016
Cash at end of period	$254,177	$121,372

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$39,568	$7,283

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Finance lease obligations	$–	$239,595
Operating lease – right of use assets	$–	$55,777
Conversion of debt and accrued interest into common stock	$599,400	$–

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

For the six months ended April 30, 2020, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) and wholly owned subsidiary, with a business purpose to sell cellular therapy products to doctors and hospitals.

During the six months ended April 30, 2020, the Company revenues were principally derived from the sale and distribution of regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals. For the period November 1, 2018 through April 2019, the Company sold products produced and supplied through third party supply agreements. During February 2019, the Company began arranging to operate a new laboratory facility for the purpose of performing research and development, production and manufacturing of anti-aging and cellular therapy products. This new laboratory facility became operational in May 2019 and during the same period, the Company began producing and distributing the products that are being sold to its customers.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At April 30, 2020, the Company did not hold cash balances in any financial institution in excess of FDIC insurance coverage limits.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the three months and six months ended April 30, 2020 and 2019, the Company did not record any bad debt expense.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company provides reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At April 30, 2020, the Company determined that there were not any reserves required in connection with our finished goods.

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

At April 30, 2020, the Company had 7,500,000 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and six months ended April 30, 2020. At April 30, 2019, the Company had 5,687,484 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and six months ended April 30, 2019.

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the estimated fair value of the option or warrant.

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies.  These costs are expensed as incurred. Our research and development expenses were approximately $34,000 and $106,000 for the three months and six months ended April 30, 2020. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the six months ended April 30, 2020 and 2019 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during that period. There is a full valuation allowance for the six months ended April 30, 2020 and 2019.

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

The Company did not have any convertible instruments outstanding at April 30, 2020 and October 31, 2019 that qualify as derivatives.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after April 30, 2020 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $2,044,663 for the six months ended April 30, 2020. In addition, the Company had an accumulated deficit of $18,444,626 at April 30, 2020. The Company had a negative working capital position of $1,983,226 at April 30, 2020.

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of April 30, 2020, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	April 30, 2020	October 31, 2019
Raw materials and supplies	$14,887	$5,123
Finished goods	146,896	72,840
Total inventories	$161,783	$77,963

NOTE 5 - PROPERTY AND EQUIPMENT

	April 30, 2020	October 31, 2019
Computer equipment	$8,653	$8,653
Finance lease equipment	239,595	239,595
Manufacturing equipment	75,969	32,736
	324,217	280,984
Less: accumulated depreciation	(32,828)	(17,669)
Total property and equipment, net	$291,389	$263,315

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

Depreciation expense totaled $8,725 and $2,474 for the three months ended April 30, 2020 and 2019, respectively. Depreciation expense totaled $15,159 and $2,965 for the six months ended April 30, 2020 and 2019, respectively.

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

Amortization expense for the three months and six months ended April 30, 2020 was $8,571 and $17,046, respectively.

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

In connection with Mr. Bothwell’s executive employment agreements, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $12,029 for the six months ended April 30, 2020.

For the six months ended April 30, 2020 and 2019, the total amount of sales to customers related to our board of director members and/or employees of the Company totaled $46,270 and $39,620, respectively.

From time to time, Mr. Bothwell and/or his respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. As of April 30, 2020, $31,677 is owed to Mr. Bothwell and/or his respective affiliates. In addition, at April 30, 2020, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $193,568, $200,655 and $509,407, respectively and consulting fees owed to Dr. George Shapiro were $13,708.

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

The amount of accrued interest at April 30, 2020 and October 31, 2019 associated with all indebtedness was $3,350 and $10,578, respectively.

NOTE 9 — IRS PENALTIES

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement. During the period that the appeal is being reviewed and a determination is made by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $70,000 of accrued tax penalties on the balance sheet as of April 30, 2020 and October 31, 2019.

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

Issued Shares

As of April 30, 2020, there were no designations of Preferred Stock authorized or outstanding.

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

Issuances of Common Stock – Exercise of warrants, Conversion of Debt and Exchanges:

As more fully described in Note 8, the Noteholder fully funded the Funding Facility as prescribed on February 12, 2020 and the Company converted the Funding Facility into 40,000,000 shares of common stock of the Company (approximately $0.013 per share).

As more fully described in Note 8, during October 2020, the Company and the holder of the $20,000 debenture, agreed to convert the principal amount of the $20,000 debenture plus interest accrued and unpaid through the date of the conversion totaling approximately $20,300 into 160,000 shares of common stock of the Company (approximately $0.125 per share).

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

NOTE 11 – WARRANTS

A summary of warrant activity for the six months ended April 30, 2019 and 2020 are presented below.

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2018	3,687,484	$0.41	1.14	$–
Granted	2,000,000	$0.08	1.00	$–
Exercised	–	$–	–	$–
Expired/Forfeited	–	$–	–	$–
Outstanding and exercisable at April 30, 2019	5,687,484	$0.30	0.72	$–

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2019	4,529,371	$0.20	0.30	$–
Granted	7,500,000	$0.03	10.00	$–
Exercised	–	$–	–	$–
Expired/Forfeited	(4,529,371)	$0.20	–	$–
Outstanding and exercisable at April 30, 2020	7,500,000	$0.03	9.83	$–

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

NOTE 13 - SEGMENT INFORMATION

For the six months ended April 30, 2020 and 2019, the Company operated only one operating segment.

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

Results of Operations

For the Three Months Ended April 30, 2020 and April 30, 2019

Revenues

Our revenues for the three months ended April 30, 2020 were $608,230, compared with revenues of $361,969 for the three months ended April 30, 2019. The increase in revenues during the three months ended April 30, 2020 of $246,261 (68.0%) was primarily the result of the Company being able to realize an increase of approximately 83.8% (approximately $277,346) in unit sales of its products during the three months ended April 30, 2020 compared with the three months ended April 30, 2019, partially offset from a decrease of approximately 8.6% (approximately $31,085) in the average sales prices for the products sold during the three months ended April 30, 2020 compared with the average sales prices realized on products sold during the three months ended April 30, 2019. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations. The decrease in the average sales prices realized on products sold during the three months ended April 30, 2020 compared with the three months ended April 30, 2019 was due to an increase in the sales of the Company’s aesthetic product offerings which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues

Our cost of revenues for the three months ended April 30, 2020 were $97,278, compared with cost of revenues of $68,591 for the three months ended April 30, 2019. The increase in the cost of revenues during the three months ended April 30, 2020 compared with the three months ended April 30, 2019 was due to an increase in the amount of units sold of 83.8% (approximately $44,358) during the three months ended April 30, 2020 compared with the three months ended April 30, 2019, partially offset from the reduction in the cost of units sold of 22.9% (approximately ($15,671) during the three months ended April 30, 2020 compared to costs of units sold during the three months ended April 30, 2019, which as described above was primarily the result of the Company’s increase in the sales of the Company’s aesthetic product offerings during the three months ended April 30, 2020 compared to the three months ended April 30, 2019 which have a lower cost of revenue than the Company’s medical grade product offerings and also from the Company’s ability to supply inventory through lower costing inventory manufactured by the Company beginning in May 2019 rather than from more costly third party manufacturers for the three months ended April 30, 2019.

Gross Profit

Our gross profit for the three months ended April 30, 2020 was $510,952, compared with gross profit of $293,378 for the three months ended April 30, 2019. The increase in gross profit during the three months ended April 30, 2020 was the result of higher amount of units sold and lower cost of units sold during the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness and the introduction of new and more advanced product offerings. The lower cost of units sold was due to the Company’s increase in the sales of the Company’s aesthetic product offerings during the three months ended April 30, 2020 compared to the three months ended April 30, 2019 which have a lower cost of revenue than the Company’s medical grade product offerings and also from the Company’s ability to supply inventory through lower costing inventory manufactured by the Company beginning in May 2019 rather than from more costly third party manufacturers for the three months ended April 30, 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended April 30, 2020 were $1,866,830, compared with $730,640 for the three months ended April 30, 2019, an increase of $1,136,190. The increase in the general and administrative expenses for the three months ended April 30, 2020 compared with the three months ended April 30, 2019 was primarily the result of increased stock-based compensation costs to advisors, consultants and administrative staff totaling $581,663, increased commissions due on sales of the Company’s products of $70,436, increased payroll costs and consulting costs of approximately $417,131 and approximately $54,909 of increased laboratory related expenses.

Other Income (Expense)

Other expense, net, for the three months ended April 30, 2020 was $107,085, compared with other income, net, of $16,174 for the three months ended April 30, 2019. The net decrease in the other income, net, was principally the result of reduced income realized from the settlement of obligations during the three months ended April 30, 2020 and $94,170 of increased interest costs recorded in connection with the discount to the fair value of the Converted Stock associated with the conversion of the Funding Facility.

For the Six Months Ended April 30, 2020 and April 30, 2019

Revenues

Our revenues for the six months ended April 30, 2020 were $1,305,178, compared with revenues of $537,922 for the six months ended April 30, 2019. The increase in revenues during the six months ended April 30, 2020 of $767,256 (142.6.6%) was primarily the result of the Company’s ability to increase unit sales of its products by 179.8% (approximately $838,701) during the six months ended April 30, 2020 compared with the six months ended April 30, 2019, partially offset from the reduction of approximately 13.3% (approximately $71,445) in the average sales prices for the products sold during the six months ended April 30, 2020 compared with the average sales prices realized on products sold during the six months ended April 30, 2019. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the Company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations. The decrease in the average sales prices realized on products sold during the six months ended April 30, 2020 compared with the six months ended April 30, 2019 was due to an increase in the sales of the Company’s aesthetic product offerings which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues

Our cost of revenues for the six months ended April 30, 2020 were $196,998, compared with cost of revenues of $114,010 for the six months ended April 30, 2019. The increase in the cost of revenues during the six months ended April 30, 2020 compared with the six months ended April 30, 2019 was due to an increase in the amount of units sold of 179.8% (approximately $126,590) during the six months ended April 30, 2020 compared with the six months ended April 30, 2019, partially offset from the reduction in the cost of units sold of 38.2% (approximately ($43,602) during the six months ended April 30, 2020 compared to costs of units sold during the six months ended April 30, 2019, which as described above was primarily the result of the Company’s increase in the sales of the Company’s aesthetic product offerings during the six months ended April 30, 2020 compared to the six months ended April 30, 2019 which have a lower cost of revenue than the Company’s medical grade product offerings and also from the Company’s ability to supply inventory through lower costing inventory manufactured by the Company beginning in May 2019 rather than from more costly third party manufacturers for the six months ended April 30, 2019.

Gross Profit

Our gross profit for the six months ended April 30, 2020 was $1,108,180, compared with gross profit of $423,912 for the six months ended April 30, 2019. The increase in gross profit during the six months ended April 30, 2020 of $684,268 (161.4%) was the result of the increase in the amount of units sold during the six months ended April 30, 2020 compared to the six months ended April 30, 2019 and the lower costs of units sold during the six months ended April 30, 2020 compared to the six months ended April 30, 2019. The increase in the units sold was attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness and the introduction of new and more advanced product offerings. The lower cost of units sold was due to the Company’s increase in the sales of the Company’s aesthetic product offerings during the six months ended April 30, 2020 compared to the six months ended April 30, 2019 which have a lower cost of revenue than the Company’s medical grade product offerings and also from the Company’s ability to supply inventory through lower costing inventory manufactured by the Company beginning in May 2019 rather than from more costly third party manufacturers of inventory during the six months ended April 30, 2019.

General and Administrative Expenses

General and administrative expenses for the six months ended April 30, 2020 were $3,152,843, compared with $1,150,517 for the six months ended April 30, 2019, an increase of $2,002,326. The increase in the general and administrative expenses for the six months ended April 30, 2020 compared to the six months ended April 30, 2019 was primarily the result of increased stock-based compensation costs to advisors, consultants and administrative staff totaling $615,867, increased payroll and consulting costs of approximately $784,384, increased commissions due on sales of the Company’s products of $208,753, increased trade show and marketing related costs of $129,443, increased professional fees of $78,651 and approximately $173,805 of increased laboratory related expenses. The increase in payroll and consulting costs and laboratory related expenses was the result of the Company’s expansion of its research and development activities primarily relating to the filing and approval of IND applications and the performance of clinical trials.

Other Income (Expense)

Other income (expense), net, for the six months ended April 30, 2020 was ($114,741), compared with other income, net, of $60,980 for the six months ended April 30, 2019, a decrease of $175,721. The net decrease in other income, net, was the result of reduced income realized from the settlement of obligations of $63,797 and increased interest costs associated with interest-bearing obligations totaling $17,754 and $94,170 of interest costs recorded in connection with the amount of the discount to the fair value of the Converted Stock associated with the conversion of the Funding Facility.

Liquidity and Capital Resources

Liquidity and Capital Resources

During the fiscal six months ended April 30, 2020 and through the date of the filing of this Form 10-Q, the Company has relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

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

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $2,044,663 for the six months ended April 30, 2020. In addition, the Company had an accumulated deficit of $18,444,626 at April 30, 2020. The Company had a negative working capital position of $1,983,226 at April 30, 2020.

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of April 30, 2020, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Six Months Ended April 30,
	2020	2019
Cash, beginning of year	$132,557	$43,016
Net cash used in operating activities	(656,383)	(255,039)
Net cash used in investing activities	(43,233)	(22,575)
Net cash provided by financing activities	821,236	355,970
Cash, end of year	$254,177	$121,372

During the six months ended April 30, 2020, the Company used cash in operating activities of $656,383, compared to $255,039 for the six months ended April 30, 2019, an increase in cash used of $401,344. The increase in cash used in operating activities was due to the increase in the general and administrative expenses during the six months ended April 30, 2020 after adjusting for non-cash charges (mostly related to stock-based compensation and interest expense on conversion of Funding Facility), resulting from increased payroll and consulting costs and laboratory related expenses in connection with the Company’s expansion of its research and development activities during the six months ended April 30, 2020, partially offset from the increase in revenues and gross profit during the six months ended April 30, 2020.

During the six months ended April 30, 2020, the Company had cash used in investing activities of $43,233, compared to cash used in investing activities of $22,575 for the six months ended April 30, 2019. The increase in cash used in investing activities was due primarily due the acquisition of additional fixed assets required in connection with the expansion of the Company’s laboratory operations.

During the six months ended April 30, 2020, the Company had cash provided by financing activities of $821,236, compared to cash provided by financing activities of $355,970 for the six months ended April 30, 2019, an overall increase of $465,266. The increase in cash provided by financing activities was due to increases in proceeds from the sale of equity securities and notes payable of $201,500 and $345,000, respectively, partially offset from increased payments on outstanding debt obligations and finance lease.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of April 30, 2020 and through the date of this report, we had no such arrangements.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 30, 2020, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following securities during the six months ended April 30, 2020 to the date of filing of this Report:

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

