Form 10-Q
period 2020-07-31
Organicell Regenerative Medicine, Inc.
filed 2020-12-18
CIK 1557376

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

Part I – FINANCIAL INFORMATION

Item 1.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2020	2019
ASSETS
Current Assets
Cash	$316,945	$132,557
Accounts receivable, net of allowance for bad debts	67,815	26,031
Prepaid expenses	82,762	121,394
Inventories	162,520	77,963
Total Current Assets	630,042	357,945

Property and equipment, net	376,130	263,315
Other assets – right of use	114,600	22,813
Security deposits	6,800	5,000
TOTAL ASSETS	$1,127,572	$649,073

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$999,300	$552,426
Accrued liabilities to management	1,124,770	631,809
Notes payable	37,177	212,438
Advances from affiliate	220,897	220,897
Finance lease obligations	46,453	72,208
Operating lease obligations	37,612	22,813
Convertible debentures	213,750	220,000
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	2,805,810	2,058,442

Long term finance lease obligations	131,120	153,180
Long term operating lease obligations	76,988	–

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 769,440,274 and 502,936,805 shares issued and outstanding, respectively	769,440	502,937
Additional paid-in capital	21,047,600	14,219,736
Accumulated deficit	(23,703,386)	(16,285,222)
Total Stockholders’ Deficit	(1,886,346)	(1,562,549)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,127,572	$649,073

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019

Revenues	$767,333	$578,705	$2,072,511	$1,116,627

Cost of revenues	100,907	80,630	297,905	194,640

Gross profit	666,426	498,075	1,774,606	921,987

General and administrative expenses	5,913,107	837,219	9,065,950	1,987,737

Loss from operations	(5,246,681)	(339,144)	(7,291,344)	(1,065,750)
Other income (expense)
Interest expense	(12,379)	(12,060)	(144,177)	(31,934)
Other	300	609	17,357	81,464

Loss before taxes	(5,258,760)	(350,595)	(7,418,164)	(1,016,220)
Provision for income taxes	–	–	–	–
Net loss	(5,258,760)	(350,595)	(7,418,164)	(1,016,220)

Net loss attributable to the non-controlling interest	–	(298)	–	(978)

Net loss attributable to Organicell Regenerative Medicine, Inc.	$(5,258,760)	$(350,297)	$(7,418,164)	$(1,015,242)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	735,254,602	476,532,595	599,584,829	456,530,735

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Three Months And Nine Months Ended July 31, 2020 and 2019

(Unaudited)

Three Months Ended July 31,

	Common Stock		Additional Paid	Accumulated	Total Stockholders' Deficit Attributable To	Non- Controlling	Total Stockholders’
	Shares	Par Value	In Capital	Deficit	Organicell	Interest	Deficit
Balance May 1, 2020	593,498,613	$593,499	$16,027,110	$(18,444,626)	$(1,824,017)	$–	$(1,824,017)

Sale of common stock	20,166,661	20,167	499,833	–	520,000	–	520,000

Stock based compensation	155,775,000	155,774	4,520,657	–	4,676,431	–	4,676,431

Net loss	–	–	–	(5,258,760)	(5,258,760)	–	(5,258,760)

Balance July 31, 2020	769,440,274	$769,440	$21,047,600	$(23,703,386)	$(1,886,346)	$–	$(1,886,346)

Balance May 1, 2019	460,067,110	$460,067	$13,311,195	$(15,212,846)	$(1,441,584)	$42,297	$(1,399,287)

Sale of common stock	2,500,000	2,500	47,500	–	50,000	–	50,000

Exchange of debt obligations	7,619,695	7,620	196,044	–	203,664	–	203,664

Stock based compensation	7,150,000	7,150	144,765	–	151,915	–	151,915

Acquisition of non-controlling interests	6,800,000	6,800	35,199	–	41,999	(41,999)	–

Net loss	–	–	–	(350,297)	(350,297)	(298)	(350,595)

Balance July 31, 2019	484,136,805	$484,137	$13,734,703	$(15,563,143)	$(1,344,303)	$–	$(1,344,303)

Nine Months Ended July 31,

	Common Stock		Additional Paid	Accumulated	Total Stockholders' Deficit Attributable To	Non- Controlling	Total Stockholders’
	Shares	Par Value	In Capital	Deficit	Organicell	Interest	Deficit
Balance October 31, 2019	502,936,805	$502,937	$14,219,736	$(16,285,222)	$(1,562,549)	$–	$(1,562,549)

Sale of common stock	45,466,661	45,467	980,533	–	1,026,000	–	1,026,000

Conversion of debt and accrued interest	40,000,000	40,000	559,400	–	599,400	–	599,400

Stock based compensation	181,036,808	181,036	5,287,931	–	5,468,967	–	5,468,967

Net loss	–	–	–	(7,418,164)	(7,418,164)	–	(7,418,164)

Balance July 31, 2020	769,440,274	$769,440	$21,047,600	$(23,703,386)	$(1,886,346)	$–	$(1,886,346)

Balance October 31, 2018	436,490,110	$436,490	$12,853,608	$(14,547,901)	$(1,257,803)	$42,977	$(1,214,826)

Sale of common stock	15,102,000	15,102	339,398	–	354,500	–	354,500

Exchange of debt obligations	7,619,695	7,620	196,044	–	203,664	–	203,664

Stock based compensation	18,125,000	18,125	310,454	–	328,579	–	328,579

Acquisition of non-controlling interests	6,800,000	6,800	35,199	–	41,999	(41,999)	–

Net loss	–	–	–	(1,015,242)	(1,015,242)	(978)	(1,016,220)

Balance July 31, 2019	484,136,805	$484,137	$13,734,703	$(15,563,143)	$(1,344,303)	$–	$(1,344,303)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,418,164)	$(1,016,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	25,879	8,872
Interest expense on conversion of Funding Facility	94,170	–
Stock-based compensation	5,468,967	328,579
Interest payment in kind	–	13,668
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	(41,784)	(14,382)
Prepaid expenses	38,632	(31,323)
Inventories	(84,557)	(62,093)
Accounts payable and accrued expenses	452,104	39,748
Accrued liabilities to management	492,961	376,263
Security deposits	(1,800)	–
Deferred revenue	–	(15,680)
Net cash used in operating activities	(973,592)	(372,568)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(138,694)	(32,736)

Net cash used in investing activities	(138,694)	(32,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	400,000	55,000
Payments on finance lease	(47,815)	(10,634)
Repayments of notes payable	(81,511)	–
Proceeds from sale of common stock	1,026,000	354,500
Net cash provided by financing activities	1,296,674	398,866

Increase (decrease) in cash	184,388	(6,438)
Cash at beginning of period	132,557	43,016
Cash at end of period	$316,945	$36,578

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$49,940	$15,513

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Finance lease obligations	$–	$239,595
Operating lease – right of use assets	$117,659	$55,777
Conversion of debt and accrued interest into common stock	$599,400	$203,668

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

For the nine months ended July 31, 2020, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) and wholly owned subsidiary, with a business purpose to sell cellular therapy products to doctors and hospitals.

During the nine months ended July 31, 2020, the Company revenues were principally derived from the sale and distribution of regenerative biologic therapies based on amnion placental tissue derived products to doctors and hospitals. For the period November 1, 2018 through April 2019, the Company sold products produced and supplied through third party supply agreements. During February 2019, the Company began arranging to operate a new laboratory facility for the purpose of performing research and development, production and manufacturing of anti-aging and cellular therapy products. This new laboratory facility became operational in May 2019 and during the same period, the Company began producing and distributing the products that are being sold to its customers.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At July 31, 2020, the Company held approximately $3,000 of cash balances in one financial institution in excess of FDIC insurance coverage limits.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the three months and nine months ended July 31, 2020 and 2019, the Company did not record any bad debt expense.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company provides reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At July 31, 2020, the Company determined that there were not any reserves required in connection with our finished goods.

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

At July 31, 2020, the Company had 9,500,000 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and nine months ended July 31, 2020. At July 31, 2019, the Company had 5,115,084 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three and nine months ended July 31, 2019.

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the estimated fair value of the option or warrant.

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies.  These costs are expensed as incurred. Our research and development expenses were approximately $30,000 and $136,000 for the three months and nine months ended July 31, 2020. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the nine months ended July 31, 2020 and 2019 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during that period. There is a full valuation allowance for the nine months ended July 31, 2020 and 2019.

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

The Company did not have any convertible instruments outstanding at July 31, 2020 and October 31, 2019 that qualify as derivatives.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after July 31, 2020 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $7,291,344 for the nine months ended July 31, 2020. In addition, the Company had an accumulated deficit of $23,703,386 at July 31, 2020. The Company had a negative working capital position of $2,175,767 at July 31, 2020.

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of July 31, 2020, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	July 31, 2020	October 31, 2019

Raw materials and supplies	$12,886	$5,123
Finished goods	149,634	72,840

Total inventories	$162,520	$77,963

NOTE 5 - PROPERTY AND EQUIPMENT

	July 31, 2020	October 31, 2019

Computer equipment	$8,653	$8,653
Finance lease equipment	239,595	239,595
Manufacturing equipment	171,430	32,736
	419,678	280,984
Less: accumulated depreciation	(43,548)	(17,669)
Total property and equipment, net	$376,130	$263,315

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

Depreciation expense totaled $10,720 and $5,906 for the three months ended July 31, 2020 and 2019, respectively. Depreciation expense totaled $25,879 and $8,872 for the nine months ended July 31, 2020 and 2019, respectively.

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

Amortization expense for the three months and nine months ended July 31, 2020 was $8,826 and $25,872, respectively.

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

In connection with Mr. Bothwell’s executive employment agreements, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $18,145 for the nine months ended July 31, 2020.

For the nine months ended July 31, 2020 and 2019, the total amount of sales to customers related to our board of director members and/or employees of the Company totaled $71,500 and $51,510, respectively.

From time to time, Mr. Bothwell and/or his respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. As of July 31, 2020, $34,737 is owed to Mr. Bothwell and/or his respective affiliates. In addition, at July 31, 2020, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $233,980, $237,755 and $584,007, respectively and consulting fees owed to Dr. George Shapiro were $34,271.

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

The amount of accrued interest at July 31, 2020 and October 31, 2019 associated with all indebtedness was $5,350 and $10,578, respectively.

NOTE 9 — IRS PENALTIES

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement. During the period that the appeal is being reviewed and a determination is made by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $70,000 of accrued tax penalties on the balance sheet as of July 31, 2020 and October 31, 2019.

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

Issued Shares

As of July 31, 2020, there were no designations of Preferred Stock authorized or outstanding.

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

During April 2020, May 2020, September 2020 and October 2020, in consideration for agreeing to provide medical consulting and advisory services to the Company, the Board approved the issuance to nine individuals an aggregate of 1,050,000 shares of unregistered common stock valued between $0.023 and $0.28 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $16,100, $6,900, and $73,600 of stock-based compensation expense based on the grant date fair value of these shares during the quarters ended April 30, 2020, July 31, 2020 and October 31, 2020, respectively.

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

NOTE 11 – WARRANTS

A summary of warrant activity for the nine months ended July 31, 2019 and 2020 are presented below.

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2018	3,687,484	$0.41	1.14	$–
Granted	2,000,000	$0.08	1.00	$–
Exercised	–	$–	–	$–
Expired/Forfeited	(572,400)	$0.59	0.15	$–
Outstanding and exercisable at July 31, 2019	5,115,084	$0.26	0.50	$–

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2019	4,529,371	$0.20	0.30	$–
Granted	9,500,000	$0.03	8.53	$–
Exercised	–	$–	–	$–
Expired/Forfeited	(4,529,371)	$0.20	–	$–
Outstanding and exercisable at July 31, 2020	9,500,000	$0.03	8.15	$–

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

Preparation of IRB, Pre-IND, IND Protocols for Clinical Applications and Clinical Trial Initiation and Monitoring:

In connection with the Company’s ongoing research and development efforts and the Company’s efforts to meet compliance with current and anticipated United States Food and Drug Administration (“FDA”) regulations expected to be enforced beginning in May 2021 pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products that fall under Section 351 of the Public Health Services Act (“HCT/Ps”), the Company has applied for and received Investigation New Drug (“IND”) approval from the FDA to commence clinical trials in connection with the use of the Company’s products and related treatment protocols for specific indications. The ability to successfully complete the above efforts will be dependent on the Company’s ability to timely fund the required payments and complete the applicable clinical trials, which is subject to available working capital generated from operations, financing arrangements with the third-party vendors involved in the studies and/or from additional debt and/or equity financings as well as ultimate approval from the FDA.

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

NOTE 13 - SEGMENT INFORMATION

For the nine months ended July 31, 2020 and 2019, the Company operated only one operating segment.

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

Results of Operations

For the Three Months Ended July 31, 2020 and July 31, 2019

Revenues

Our revenues for the three months ended July 31, 2020 were $767,333, compared with revenues of $578,705 for the three months ended July 31, 2019. The increase in revenues during the three months ended July 31, 2020 of $188,628 (32.6%) was primarily the result of the Company being able to realize an increase of approximately 84.4% (approximately $351,277) in unit sales of its products during the three months ended July 31, 2020 compared with the three months ended July 31, 2019, partially offset from a decrease of approximately 28.1% (approximately $162,649) in the average sales prices for the products sold during the three months ended July 31, 2020 compared with the average sales prices realized on products sold during the three months ended July 31, 2019. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations. The decrease in the average sales prices realized on products sold during the three months ended July 31, 2020 compared with the three months ended July 31, 2019 was due to an increase in the sales of the Company’s aesthetic product offerings which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues

Our cost of revenues for the three months ended July 31, 2020 were $100,907, compared with cost of revenues of $80,630 for the three months ended July 31, 2019. The increase in the cost of revenues during the three months ended July 31, 2020 compared with the three months ended July 31, 2019 was due to an increase in the amount of units sold of 84.4% (approximately $46,194) during the three months ended July 31, 2020 compared with the three months ended July 31, 2019, partially offset from the reduction in the cost of units sold of 32.1% (approximately ($25,917) during the three months ended July 31, 2020 compared to costs of units sold during the three months ended July 31, 2019, which as described above was primarily the result of the Company’s increase in the sales of the Company’s aesthetic product offerings during the three months ended July 31, 2020 compared to the three months ended July 31, 2019 which have a lower cost of revenue than the Company’s medical grade product offerings.

Gross Profit

Our gross profit for the three months ended July 31, 2020 was $666,426, compared with gross profit of $498,075 for the three months ended July 31, 2019. The increase in gross profit during the three months ended July 31, 2020 was the result of higher amount of units sold and lower cost of units sold during the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness and the introduction of new and more advanced product offerings. The lower cost of units sold was due to the Company’s increase in the sales of the Company’s aesthetic product offerings during the three months ended July 31, 2020 compared to the three months ended July 31, 2019 which have a lower cost of revenue than the Company’s medical grade product offerings.

General and Administrative Expenses

General and administrative expenses for the three months ended July 31, 2020 were $5,913,107, compared with $837,219 for the three months ended July 31, 2019, an increase of $5,075,888. The increase in the general and administrative expenses for the three months ended July 31, 2020 compared with the three months ended July 31, 2019 was primarily the result of increased stock-based compensation costs to advisors, consultants and administrative staff totaling $4,524,517, increased payroll costs of approximately $490,000 and approximately $40,000 of increased laboratory related expenses.

Other Income (Expense)

Other expense, net, for the three months ended July 31, 2020 was $12,079, compared with other expense, net, of $11,449 for the three months ended July 31, 2019, an insignificant increase of $630.

For the Nine Months Ended July 31, 2020 and July 31, 2019

Revenues

Our revenues for the nine months ended July 31, 2020 were $2,072,511, compared with revenues of $1,116,627 for the nine months ended July 31, 2019. The increase in revenues during the nine months ended July 31, 2020 of $955,884 (85.6%) was primarily the result of the Company’s ability to increase unit sales of its products by 130.6% (approximately $1,173,653) during the nine months ended July 31, 2020 compared with the nine months ended July 31, 2019, partially offset from the reduction of approximately 19.5% (approximately $217,769) in the average sales prices for the products sold during the nine months ended July 31, 2020 compared with the average sales prices realized on products sold during the nine months ended July 31, 2019. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the Company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations. The decrease in the average sales prices realized on products sold during the nine months ended July 31, 2020 compared with the nine months ended July 31, 2019 was due to an increase in the sales of the Company’s aesthetic product offerings which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues

Our cost of revenues for the nine months ended July 31, 2020 were $297,905, compared with cost of revenues of $194,640 for the nine months ended July 31, 2019. The increase in the cost of revenues during the nine months ended July 31, 2020 compared with the nine months ended July 31, 2019 was due to an increase in the amount of units sold of 130.6% (approximately $168,702) during the nine months ended July 31, 2020 compared with the nine months ended July 31, 2019, partially offset from the reduction in the cost of units sold of 33.6% (approximately ($65,437) during the nine months ended July 31, 2020 compared to costs of units sold during the nine months ended July 31, 2019, which as described above was primarily the result of the Company’s increase in the sales of the Company’s aesthetic product offerings during the nine months ended July 31, 2020 compared to the nine months ended July 31, 2019 which have a lower cost of revenue than the Company’s medical grade product offerings and also from the Company’s ability to supply inventory through lower costing inventory manufactured by the Company beginning in May 2019 rather than from more costly third party manufacturers for the six months ended April 30, 2019.

Gross Profit

Our gross profit for the nine months ended July 31, 2020 was $1,774,606, compared with gross profit of $921,987 for the nine months ended July 31, 2019. The increase in gross profit during the nine months ended July 31, 2020 of $852,619 (92.5%) was the result of the increase in the amount of units sold during the nine months ended July 31, 2020 compared to the nine months ended July 31, 2019 and the lower costs of units sold during the nine months ended July 31, 2020 compared to the nine months ended July 31, 2019. The increase in the units sold was attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness and the introduction of new and more advanced product offerings. The lower cost of units sold was due to the Company’s increase in the sales of the Company’s aesthetic product offerings during the nine months ended July 31, 2020 compared to the nine months ended July 31, 2019 which have a lower cost of revenue than the Company’s medical grade product offerings and also from the Company’s ability to supply inventory through lower costing inventory manufactured by the Company beginning in May 2019 rather than from more costly third party manufacturers for the six months ended April 30, 2019.

General and Administrative Expenses

General and administrative expenses for the nine months ended July 31, 2020 were $9,065,950, compared with $1,987,737 for the nine months ended July 31, 2019, an increase of $7,078,213. The increase in the general and administrative expenses for the nine months ended July 31, 2020 compared to the nine months ended July 31, 2019 was primarily the result of increased stock-based compensation costs to advisors, consultants and administrative staff totaling $5,140,389, increased payroll and consulting costs of approximately $1,603,000 and approximately $217,000 of increased laboratory related expenses. The increase in payroll and consulting costs and laboratory related expenses was the result of the Company’s expansion of its research and development activities primarily relating to the filing and approval of IND applications and the performance of clinical trials.

Other Income (Expense)

Other (expense), net, for the nine months ended July 31, 2020 was ($126,820), compared with other income, net, of $49,530 for the nine months ended July 31, 2019, a decrease of $176,350. The net decrease in the other income was the result of reduced income realized from the settlement of obligations of $64,107 and increased interest costs associated with interest-bearing obligations totaling $18,073 and $94,170 in connection with the amount of the discount to the fair value of the Converted Stock associated with the conversion of the Funding Facility.

Liquidity and Capital Resources

Liquidity and Capital Resources

During the fiscal nine months ended July 31, 2020 and through the date of the filing of this Form 10-Q, the Company has relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

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

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $7,291,344 for the nine months ended July 31, 2020. In addition, the Company had an accumulated deficit of $23,703,386 at July 31, 2020. The Company had a negative working capital position of $2,175,767 at July 31, 2020.

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of July 31, 2020, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented:

	For the Nine Months Ended July 31,
	2020	2019
Cash, beginning of year	$132,557	$43,016
Net cash used in operating activities	(973,592)	(372,568)
Net cash used in investing activities	(138,694)	(32,736)
Net cash provided by financing activities	1,296,674	398,866
Cash, end of year	$316,945	$36,578

During the nine months ended July 31, 2020, the Company used cash in operating activities of $973,592, compared to $372,568 for the nine months ended July 31, 2019, an increase in cash used of $601,024. The change in cash used in operating activities was due to the increase in the general and administrative expenses during the nine months ended July 31, 2020 after adjusting for non-cash charges (mostly related to stock-based compensation and interest expense on conversion of Funding Facility), resulting from increased payroll and consulting costs and laboratory related expenses in connection with the Company’s expansion of its research and development activities during the nine months ended July 31, 2020, partially offset from the increase in revenues and gross profit during the nine months ended July 31, 2020.

During the nine months ended July 31, 2020, the Company had cash used in investing activities of $138,694, compared to cash used in investing activities of $32,736 for the nine months ended July 31, 2019. The increase in the cash used in investing activities was due primarily due the acquisition of additional fixed assets required in connection with the expansion of the Company’s laboratory operations.

During the nine months ended July 31, 2020, the Company had cash provided by financing activities of $1,296,674, compared to cash provided by financing activities of $398,866 for the nine months ended July 31, 2019, an overall increase of $897,808. The increase in cash provided by financing activities was due to increases in proceeds from the sale of equity securities and notes payable of $671,500 and $345,000, respectively, partially offset from increased payments on outstanding debt obligations and finance and operating leases.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of July 31, 2020 and through the date of this report, we had no such arrangements.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 31, 2020, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following securities during the nine months ended July 31, 2020 to the date of filing of this Report:

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

