Form 10-K
period 2020-10-31
Organicell Regenerative Medicine, Inc.
filed 2021-02-08
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2020

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,311,131 based on the closing price of $0.033 per share of common stock and 160,493,350 shares of common stock of the Registrant held by non-affiliates on April 30, 2020, the last business day of the Registrant’s mostly recently completed second fiscal quarter.

As of January 28, 2021, there were 992,207,783 shares of common stock, $0.001 par value per share, issued and outstanding.

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

ITEM 1. BUSINESS.

Overview

We are a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and to provide other related services. Our proprietary products are derived from perinatal sources and manufactured to retain the naturally occurring microRNAs, without the addition or combination of any other substance or diluent (“RAAM Products”). Our RAAM Products and related services are principally used in the health care industry administered through doctors and clinics (collectively, the “Providers”).

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

The Company’s leading product, Zofin™ (OrganicellTM Flow) is an acellular, biologic therapeutic derived from perinatal sources and is manufactured to retain naturally occurring microRNAs, without the addition or combination of any other substance or diluent. This product contains over 300 growth factors, cytokines, chemokines, and 102 unique microRNAs as well as other exosomes/nanoparticles derived from perinatal tissues.

The Company has actively taken steps to meet compliance with current and anticipated United States Food and Drug Administration (“FDA”) regulations expected to be effective beginning in May 2021 that will require that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”). To date, the Company has obtained certain Investigation New Drug (“IND”), and emergency IND (“eIND”) approvals from the FDA, including applicable Institutional Review Board (“IRB”) approvals which authorized the Company to commence clinical trials or treatments in connection with the use of Zofin™ (OrganicellTM Flow) and related treatment protocols. The Company is pursuing efforts to commence and complete the clinical studies as well as obtaining approval to commence additional studies for other specific indications it has identified that the use of its products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available.

During November 2020, the Company formed Livin Again Inc., a wholly owned subsidiary of the Company for the purpose of among other things, providing independent education, advertising and marketing services, (“Marketing Services”) to providers that provide medical and other healthcare, anti-aging and regenerative services (“Regenerative Services”) including FDA-approved IV vitamin and mineral liquid infusions (“IV Drip Therapies”). The Company intends to initially market such services by coordinating turnkey opportunities for Providers to provide IV Drip Therapies at select properties and locations.

COVID-19 Impact To Economy And Business Environment

The current outbreak of the novel coronavirus (“COVID-19”) and resulting impact to the United States economic environments began to take hold during March 2020. The adverse public health developments and economic effects of the COVID-19 outbreak in the United States, have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect in connection with the COVID-19 outbreak and which currently still continue to have a negative impact to our business and the economy. These restrictions have adversely affected the Company’s sales, results of operations and financial condition. In response to the COVID-19 outbreak, the Company (a) has accelerated its research and development activities, particularly in regards to potential health benefits of the Company’s products in addressing various health concerns associated with COVID-19 and (b) is seeking to raise additional debt and/or equity financing to support working capital requirements until sale for its products to providers resumes to levels pre COVID-19.

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and to our business.

FDA Compliance Steps

In connection with the Company’s ongoing research and development efforts and the Company’s efforts to meet compliance with current and anticipated United States Food and Drug Administration (“FDA”) regulations expected to be enforced beginning in May 2021 requiring that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”), the Company has obtained certain Investigation New Drug (“IND”) and emergency IND (“eIND”) approvals from the FDA, including applicable Institutional Review Board (“IRB”) approvals which authorized the Company to commence clinical trials or treatments in connection with the use of the Company’s products and related treatment protocols. The status of the Company’s current IND’s and eIND’s submitted and approved for past or planned treatments and/or clinical trials are described below:

The Company’s FDA submitted and/or approved phase I/II IND’s and eIND’s:

1.	IND # 19881 approved on 04/30/2020 - A Phase I/II Randomized, Double Blinded, Placebo Trial to Evaluate the Safety and Potential Efficacy of Intravenous Infusion of OrganicellTM Flow for the Treatment of Moderate to Severe Acute Respiratory Syndrome (SARS) Related to COVID-19 Infection vs Placebo. IRB was approved by the Institute of Regenerative and Cellular Medicine (“IRCM”) on 06/04/2020 (approval number: IRCM-2020-254). The clinical trial is currently in process. A total of nine patients have been enrolled to the study thus far.
2.	eIND#22370 approved on 05/11/2020 - Treatment for Acute hypoxic respiratory failure with ARDS secondary to COVID-19 infection for single patient.
3.	eIND#22371 approved on 05/11/2020 - Treatment for Acute hypoxic respiratory secondary to bilateral pneumonia secondary to COVID-19 with ARDS for single patient.
4.	eIND#22897 approved on 05/29/2020 – Treatment for Acute respiratory failure with hypoxia, secondary to COVID-19 with ARDS for single patient.
5.	eIND#25426 approved on 07/24/2020 - Treatment of COVID-19 positive for single patient.
6.	eIND#25888 approved on 8/01/2020 - Treatment of post COVID-19 complication for single patient.
7.	eIND#26560 approved on 8/17/2020 - Treatment of post-COVID-19 complications for single patient.
8.	eIND#26561 approved on 8/17/2020 - Treatment of post-COVID-19 complications for single patient.
9.	eIND#26676 approved on 8/20/2020 - Treatment of respiratory failure due to COVID-19 infection for single patient.
10.	eIND#26700 approved on 8/21/2020 - Treatment for ARDS associated with COVID-19 for single patient.
11.	eIND#26776 approved on 8/25/2020 - Treatment of COVID-19 positive for single patient.
12.	eIND#26777 approved on 8/25/2020 - Treatment of COVID-19 positive for single patient.
13.	eIND#26864 approved on 9/05/2020 - Treatment of COVID-19 positive for single patient.
14.	IND#26821 approved on 9/22/2020 - Treatment of post COVID-19 complications for single patient.

15.	eIND#26964 approved on 10/10/2020 - Treatment for ARDS associated with COVID-19 for single patient.
16.	eIND#26972 approved on 10/14/2020 - Treatment for ARDS associated with COVID-19 for single patient.
17.	eIND#26978 approved on 10/16/2020 - Treatment for ARDS associated with COVID-19 for single patient.
18.	eIND#27128 approved on 12/04/2020 - Treatment of mild to moderate symptoms of COVID-19 for a single patient.
19.	eIND#27165 approved on 12/04/2020 - Treatment of COVID-19 pneumonia and respiratory failure with ARDS for a single patient.
20.	Expanded Access to ZofinTM (OrganicellTM Flow) approved on 09/24/2020 - Treatment of Patients with COVID-19 Outpatient and Inpatient Population. IRB pending. Expected to start trial during fiscal year ended October 31, 2021.
21.	A Phase I/II Double Blinded, Placebo Trial to Evaluate the Safety and Potential Efficacy of Intravenous Infusion of Zofin™ (OrganicellTM Flow) for the Treatment of patients diagnosed with chronic obstructive pulmonary disease (COPD). IND approved on January 27, 2021. Expected to start trial during fiscal year ended October 31, 2021.
22.	A Phase I/II Randomized, Double Blinded, Placebo Trial to Evaluate the Safety and Potential Efficacy of Intravenous Infusion of ZofinTM (OrganicellTM Flow) for the Treatment of Post COVID-19 Complications “Long Haulers” vs Placebo. Pending IND and IRB approval.

The Company is pursuing efforts to commence and complete the above-described clinical studies as well as obtaining approval to commence additional studies for other specific indications it has identified that the use of its products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available. The ability of the Company to succeed in these efforts is subject to among other things, the Company having sufficient available working capital to fund the substantial costs of completing clinical trials, which the Company currently does not have, and ultimately, obtaining approval from the FDA.

Health Care Industry Overview

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

Despite the above, anecdotal and medical literature has shown an increased demand by patients for access to alternative medical therapies and treatments. Patients are seeking these alternatives to traditional allopathic medicine, due to the adverse events associated with traditional pharmaceuticals, risks associated with surgeries, and that traditional medicine and insurers are not addressing wellness or preventive medicine sufficiently. To address a wide variety of aging issues, safe alternatives to pathologies, including access to other treatments and pharmaceuticals and to achieve beneficial “elective” health treatments, we intend utilize the latest regenerative technologies. These alternative pathways to date have had significant restrictions because of regulations imposed by the FDA, other regulatory bodies and insurers due to lack of randomized controlled studies, yet many published case series demonstrate safety and efficacy. Patients and consumers are looking to safe alternatives compared more traditional medicine, including the following:

●	Cellular/ Tissue based therapies
○	Adipose-derived stromal vascular fraction
○	Bone marrow-derived stem cell therapies

○	Peripheral blood derived therapies (i.e., platelet rich plasma);
○	Placental-based therapies

➢	Technology documented since 1910 for safety and efficacy, tissue processed from human amniotic membrane and fluid, donated by consenting mothers delivering a full-term healthy baby by scheduled Caesarean section, avoiding any ethical or moral concerns, proven safety record, case series documented success in a multitude of systemic and local pathologies
○	Growth factor, cytokine therapies

●	Anti-Aging
○	Supplements
➢	Vitamin
➢	Mineral
➢	Medical foods
○	Weight control
○	Topical lotions and creams for the largest organ the skin

●	Nontraditional medical alternatives
○	Acupuncture
○	Naturopathic
○	Chiropractic

●	Self-directed
○	Meditation
○	Yoga
○	Tai Chi

Currently, patients who desire alternative treatments rely on the following options:

■	Medical Tourism
○	In United States
○	Off-shore United States
➢	Central and South America
➢	Caribbean
➢	Europe

■	Consulting directly with physicians knowledgeable in providing regenerative medical services
■	Unlicensed life coaches

Business Strategy

Current Business Strategy:

Our current business strategy is to achieve the following goals and milestones:

○	Execute on current strategy to commence and complete clinical studies as well as obtaining approval to commence additional studies for other specific indications that we identify that the use of our products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available.
○	Perform clinical based studies associated with the use of our products (independently and/or in conjunction with Providers and/or Manufacturers) and seek accelerated approval for each product application in accordance with the 21st Century Cures Act (“Cures Act”) and/or through the granting of an FDA-approved biologics application (BLA) to allow products to be lawfully marketed and/or sold in the United States; and
○	Assure the Company’s maintains compliance with existing and the anticipated changes to FDA regulations, including the use and sale of tissue-based products (HCT/Ps) published in November 2017 and expected to take effect by May 2021, as well as readiness to respond to ongoing future changes to regulations impacting our products; and

○	Continue to build out our lab facilities to meet expected production and research requirements; and
○	Engage high profile and industry recognized medical advisors, researchers and/or scientists to help identify and develop new and emerging technologies concerning biologics and to assure our Products remain cutting edge and competitive to products offered by other companies; and
○	Identify alternative products and services to (a) offset any potential decline in revenues resulting from FDA limitations on the sales and distribution of our existing products currently being sold and distributed as a result of our commencement of clinical trials using such products and/or future expected FDA restrictions on RAAM products and (b) provide our Providers with alternative product and treatment options to remain competitive with the market and our Providers to meet the needs and demands of their patients; and
○	Expand our sales market and network of Providers outside of the United States
○	Identify sources of exclusive and superior suppliers of RAAM products; and
○	Identify strategic relationships to acquire existing Providers and/or suppliers or owners of IP associated with additional desired RAAM products; and

Develop and expand operations to provide for growth of our revenues;

○	Increase revenues for RAAM related products;
●	Hiring of additional in-house sales personnel
●	Selectively engaging independent distributors
●	Marketing private label products to distributors
●	Increasing market recognition for our Organicell brand from:
➢	marketing and participating in industry trade shows
○	Expand our sales market outside of the United States
○	Increase the number of RAAM product offerings for various modalities using proprietary processing, formulas and administration techniques
○	Develop additional revenues from IV Drip Therapies to be conducted through Livin Again
○	Extending our referral network of Providers based on:
●	Superior product offerings
●	Demonstrating a realistic and executable regulatory roadmap to assure Company and product compliance with current and anticipated FDA regulations
●	Developing and providing educational support to Providers regarding our products and regulatory concerns

Secure additional working capital;

○	Fund shortfalls in working capital to fund ongoing expenses and required payments to vendors and creditors until revenues are stabilized; and
○	Fund ongoing costs to pursue clinical trials; and
○	Fund capital expenditures associated with maintaining compliance of our facilities and products; and
○	Fund our strategy to develop and expand our revenues for the sales and distribution of RAAM related products described above; and
○	Hire additional personnel to support our growth and planned expansion; and
○	Enhance our CRM, e-commerce and ERP capabilities to facilitate marketing, sales and distribution functionality and accounting for our operations.

Enhance Company Corporate Governance;

○	Revisit previously announced plans to complete a reverse split, and a reduction in the authorized shares outstanding. The Company believes a reverse split will bring value to the issued and outstanding shares of the Company by limiting dilution of operating results by an excessive number of shares overhanging the market;
○	Appoint additional independent members to the Board of Directors that will provide overall industry expertise and fulfill audit committee and independent director requirements to meet listing requirements for the national stock exchanges; and
○	Continue to develop and expand the Company’s internal control policies

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

Marketing and Sales

Currently, we market our RAAM products and services to a network of Providers through in-house, contracted sales personnel and/or from independent distributors. As of October 31, 2020, we had four salespeople who marketed our RAAM products and services. In addition, we had arrangements with several independent distributors that were marketing and distributing our products. We intend in the future to expand our in-house sales force and independent distributors as our working capital improves, our product line expands and as volumes increase. We also intend to develop and offer ongoing training seminars to provide the best possible information on the latest advances on anti-aging, and regenerative medicine to Providers.

Raw Materials and Sources of Supply

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

Customers

Our RAAM business is not dependent on any one or more customers, especially as our customer and distribution network expands. Our customer base is increasingly broad based and throughout the United States and worldwide.

Intellectual Property

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

Inventor: Maria Ines Mitrani

Applicant: Organicell Regenerative Medicine, Inc.

Conversion Filing Deadline: April 10, 2021

Assignment: MARIA INES MITRANI (Assignor), ORGANICELL REGENERATIVE MEDICINE, INC. (Assignee)

Recorded: April 15, 2020

Real/Frame: 052403 / 0365

Trademarks:

Word Mark: ZENOX

Goods/Services: Radiation sterilized biologically derived products developed from perinatal tissue material in the nature of cultured biological tissue and non-cultured biological tissue, for aesthetic purposes, other than for medical or veterinary purposes (IC 001)

Serial Number: 90331202

Filing Date: November 19, 2020

Owner: Organicell Regenerative Medicine, Inc.

Status: Pending, awaiting examination

Word Mark: ZENOX

Goods/Services: Radiation sterilized biologically derived products developed from perinatal tissue material for medical and medical regenerative purposes, namely, biological tissue grafts, implants comprising living tissue, surgical implants comprising living tissue, and biological implants for cushioning tissues and supporting tissue repair and homeostasis (IC 005)

Serial Number: 90331195

Filing Date: November 19, 2020

Owner: Organicell Regenerative Medicine, Inc.

Status: Pending, awaiting examination

Word Mark: XOTIN

Goods/Services: Biologically derived nanoparticles, namely, exosomes and extracellular vesicles, developed from perinatal tissue material for aesthetic purposes, other than for medical or veterinary purposes (IC 001)

Serial Number: 90168590

Filing Date: September 9, 2020

Owner: Organicell Regenerative Medicine, Inc.

Status: Notice of Allowance issued January 26, 2021

Word Mark: XOTIN

Goods/Services: Biologically derived nanoparticles, namely, exosomes and extracellular vesicles, developed from perinatal tissue for medical and medical regenerative purposes, namely, biological tissue grafts, implants comprising living tissue, surgical implants comprising living tissue, and biological implants for cushioning tissues and supporting tissue repair and homeostasis (IC 005)

Serial Number: 90168599

Filing Date: September 9, 2020

Owner: Organicell Regenerative Medicine, Inc.

Status: Notice of Allowance issued January 26, 2021

Word Mark: ZOFIN

Goods/Services: Biologically derived products developed from perinatal tissue material in the nature of cultured biological tissue and non-cultured biological tissue, for aesthetic purposes, other than for medical or veterinary purposes (IC 001); Biologically derived products developed from perinatal tissue material for medical and medical regenerative purposes, namely, biological tissue grafts, implants comprising living tissue, surgical implants comprising living tissue, and biological implants for cushioning tissues and supporting tissue repair and homeostasis (IC 005)

Serial Number: 90050511

Filing Date: July 13, 2020

Owner: Organicell Regenerative Medicine, Inc.

Status: Pending, response to Office Action filed October 29, 2020

Word Mark: Organicell

Goods/Services: Biologically derived products developed from perinatal tissue material in the nature of cultured biological tissue and non-cultured biological tissue, for aesthetic purposes, other than for medical or veterinary purposes (IC 001); Biologically derived products developed from perinatal tissue material for medical and medical regenerative purposes, namely, biological tissue grafts, implants comprising living tissue, surgical implants comprising living tissue, and biological implants for cushioning tissues and supporting tissue repair and homeostasis (IC 005)

Serial Number: 88903989

Filing Date: May 6, 2020

Owner: Organicell Regenerative Medicine, Inc.

Status: Notice of Allowance issued December 22, 2020

Word Mark: Organicell

Goods/Services: Non-medicated anti-aging serum; non-medicated skin serums; all of the aforementioned goods are made in whole or in substantial part of organic ingredients (IC 003)

Serial Number: 87311045

Filing Date: January 23, 2017

Owner: Organicell Regenerative Medicine, Inc.

Registration Number: 5289671

Registration Date: September 19, 2017

Status: Live

Word Mark: PATIENT PURE X - PPX

Goods/Services: plasma extracts for medical use, namely, plasma extract containing purified and concentrated exosomes derived from whole human blood

Serial Number: 88771931

Filing Date: January 24, 2020

Owner: Organicell Regenerative Medicine, Inc.

Status: Notice of Allowance issued July 28, 2020 – 1st extension filed and approved

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

Pursuant to our employment agreements with our executives, all work product that is created, prepared, produced, authored, edited, amended, conceived or reduced to practice by each executive individually or jointly with others during the period of their employment by the Company and relating in any way to the business or contemplated business, research or development of the Company (regardless of when or where the Work Product is prepared or whose equipment or other resources is used in preparing the same), as well as any and all rights in and to copyrights, trade secrets, trademarks (and related goodwill), patents and other intellectual property rights therein arising in any jurisdiction throughout the world and all related rights of priority under international conventions with respect thereto, including all pending and future applications and registrations thereof, and continuations, divisions, continuations-in-part, reissues, extensions and renewals thereof (collectively, "Intellectual Property Rights"), the sole and exclusive property of the Company. All of the Work Product consisting of copyrightable subject matter shall be deemed "work made for hire" as defined in 17 U.S.C. § 101 and such copyrights are therefore owned by the Company or if not applicable, deemed to be irrevocably assigned to the Company, for no additional consideration. The Intellectual Property Rights in any “Pre-existing Materials” included contained in the Work Product shall be retained by the executive but the executive shall be deemed to have granted to the Company an irrevocable, worldwide, unlimited, royalty-free license to use, publish, reproduce, display, distribute copies of, and prepare derivative works based upon, such Pre-Existing Materials and derivative works thereof. The Company may not assign, transfer and sublicense such rights to others without executive’s consent, other than to a wholly owned subsidiary of the Company. The executive shall provide written notice to the Company’s Chief Executive Officer therein notifying the Company new intellectual property including the Pre-Existing Materials.

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

To be a 361 HCT/P, a product generally should meet following criteria:

●	Be minimally manipulated, no structural change, or be mixed with anything;

●	Be intended for homologous use, essentially used for the same purpose that it was used in the donor;

●	Its manufacture must not involve combination with another article, except for water, crystalloids or a sterilizing, preserving or storage agent; and

●	It must not be dependent upon the metabolic activity of living cells for its primary function.

Products Regulated as Biologics- The BLA Pathway

The typical steps for obtaining FDA approval of a BLA to market a biologic product in the U.S. include:

●	Completion of preclinical laboratory tests, animal studies and formulations studies under the FDA’s good laboratory practices regulations;

●	Submission to the FDA of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin and which must include independent Institutional Review Board (“IRB”) approval at each clinical site before the trials may be initiated;

●	Performance of adequate and well-controlled clinical trials in accordance with Good Clinical Practices to establish the safety and efficacy of the product for each indication;

●	Submission to the FDA of a Biologics License Application for marketing the product, which includes, among other things, reports of the outcomes and full data sets of the clinical trials, and proposed labeling and packaging for the product;

●	Satisfactory completion of an FDA Advisory Committee review; and

●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with Current Good Manufacturing Practices (“cGMP”) regulations.

Generally, clinical trials are conducted in three phases:

●	Phase I trials typically involve a small number of healthy volunteers and are designed to provide information about the product safety.

●	Phase II trials are conducted in a larger but limited group of patients afflicted with a specific diagnosis in order to determine preliminary efficacy, and to identify possible adverse effects.

○	Dosage studies are designated as Phase IIA and efficacy studies are designated as Phase IIB.

●	Phase III clinical trials are generally large-scale, multi-center, comparative trials conducted with patients who have a specific condition in order to provide statistically valid proof of efficacy, as well as safety and potency.

●	In some cases, the FDA will require Phase IV, or post-marketing trials, to collect additional data after a product is on the market.

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

21st Century Cures Act

In December 2016, President Obama signed the 21st Century Cures Act (the “Act”) into law.  The Act includes many provisions that aim to speed up the process of bringing new drugs and devices to market. One of the Act’s most significant amendments to the Federal Food, Drug and Cosmetic Act allows the FDA to grant accelerated approval to regenerative medicine products, while also providing the agency with wide discretion on creating new approaches to regenerative medicine. This legislative development is the result of increased pressure from patients and other stakeholders to move regenerative medicine advancements more quickly from the lab into the clinic.

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

Employees

At October 31, 2020, we had approximately 18 full-time employees and no part-time employees. We also engaged two other persons as consultants that assisted with various administrative activities. From time to time, the Company engages independent contractors for sales and administration activities. There are no collective bargaining agreements.

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

The current outbreak of the novel coronavirus (“COVID-19”) and resulting impact to the United States economic environments began to take hold during March 2020. The adverse public health developments and economic effects of the COVID-19 outbreak in the United States, have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect in connection with the COVID-19 outbreak and which currently still continue to have a negative impact to our business and the economy. These restrictions have adversely affected the Company’s sales, results of operations and financial condition. In response to the COVID-19 outbreak, the Company (a) has accelerated its research and development activities, particularly in regards to potential health benefits of the Company’s products in addressing various health concerns associated with COVID-19 and (b) is seeking to raise additional debt and/or equity financing to support working capital requirements until sale for its products to providers resumes to levels pre COVID-19.

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

The Company incurred operating losses of $12,437,941 for the year ended October 31, 2020. In addition, the Company had an accumulated deficit of $28,868,189 at October 31, 2020. The Company had a negative working capital position of $1,693,741 at October 31, 2020. In their report for the fiscal year ended October 31, 2020, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

The Company had a negative working capital position of $1,693,741 at October 31, 2020. In addition, the outbreak of the novel coronavirus (“COVID-19”) during March 2020 and the resulting adverse public health developments and economic effects to the United States business environments have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect in connection with the COVID-19 outbreak and which currently still continue to have a negative impact to our business and the economy. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. The Company has not repaid its outstanding indebtedness on the required due dates and the loans remain still outstanding. Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. The Company does not have significant fixed and/or intangible assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on short term supply agreements to obtain the supply of raw materials used in manufacturing the products it currently sells and distributes to its customers. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds to implement its business plan and could adversely affect the value of our securities, including the common stock.

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

The Company is pursuing efforts to commence and complete clinical studies as well as obtaining approval to commence additional studies for other specific indications it has identified that the use of its products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available. The ability of the Company to succeed in these efforts is subject to among other things, the Company having timely and sufficient available working capital to fund the substantial costs of completing clinical trials, which the Company currently does not have, and ultimately the approval from the FDA.

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

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

●	The announcement or introduction of new products by our competitors;

●	Failure of Government and private health plans to adequately and timely reimburse the users of our products;

●	Our ability to upgrade and develop our systems and infrastructure to accommodate growth;

●	Our ability to attract and retain key personnel in a timely and cost effective manner;

●	The amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

●	Regulation by Federal, State or Local Governments; and

●	General economic conditions (including fallout from current and future pandemics) as well as economic conditions specific to the healthcare industry.

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

We derive significant revenues through our relationships with distributors and independent sales representatives. During the year ended October 31, 2020, one distributor was affiliated with revenues received from customers comprising approximately 6.0% of our revenues.  If such relationships were terminated for any reason, it could materially and adversely affect our ability to generate revenues and profits.  We intend to obtain the assistance of additional distributors and independent sales representatives to continue our sales growth with respect to certain of our products.  We may not be able to find additional distributors and independent sales representatives who will agree to market and/or distribute those products on commercially reasonable terms, if at all. In addition, adding new distributors and independent sales representatives require additional administrative and accounting efforts for which the Company may not have sufficient resources to manage effectively.  If we are unable to establish new distribution and independent sales representative relationships or renew current distribution and sales agency agreements on commercially acceptable terms or manage the growth effectively, our business, financial condition and results of operations could be materially and adversely affected.

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

We believe physicians will only adopt our products if they determine, based on experience, clinical data and published peer reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to conventional methods.  Physicians may be slow to change their medical treatment practices for the following reasons, among others:

●	Their lack of experience with prior procedures in the field using our products;

●	Lack of evidence supporting additional patient benefits and our products over conventional methods;

●	Perceived liability risks generally associated with the use of new products and procedures;

●	Perceived exposure from regulatory agencies that monitor the use of our products;

●	Limited availability of reimbursement from third party payers; and

●	The time that must be dedicated to training.

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

We currently have applied for a registered trademark for the use of Organicell and the suite of our family of biologic products offered in the United States. Although we may take steps to monitor the possible infringement or misuse of our Organicell or other trademarks once they are obtained, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and any remedy obtained may constitute insufficient redress relative to the damages we may suffer. Our business may be materially adversely affected in the event we are unable to protect our trademarks.

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

The Company currently has 1,500,000,000 authorized shares of common stock and 992,207,783 shares issued and outstanding. On February 9, 2021, the Company intends to file the Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effectuate an increase in the amount of authorized shares to 2,500,000,000. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees and consultants. The Company believes that a reverse split would bring value to the issued and outstanding shares of the Company by limiting dilution of operating results by an excessive number of shares overhanging the market.

The Company’s ability to effectuate a reverse split will require approval from FINRA. FINRA has previously informed the Company that it will not approve and process announcements for company-related actions such as a reverse split if the Company is delinquent in its Exchange Act reports with the SEC and until a Notification Form is submitted.

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

Approximately 53.55% of the outstanding shares of common stock is currently owned and/or controlled by our Board members and executive management of the Company. Our Board members and executive management currently have significant ability to influence the election of our directors and the outcome of matters submitted to our stockholders.

As of January 28, 2021, there are 992,207,783 shares of common stock outstanding, of which 531,344,370 shares of common stock (approximately 53.55% of the outstanding shares of common stock) are owned and/or controlled by our Board and executive officers, Albert Mitrani, Ian T. Bothwell, Dr. Maria Mitrani, Dr. George Shapiro, Michael Carbonara and Dr. Allen Meglin, and two of the members of management are spouses, Albert Mitrani and Dr. Maria Mitrani. In addition, all four of our executive officers are also members of the Board of Directors, which currently consists of six members. In addition, our executive officers may receive additional stock grants in the future based on the achievement of certain performance milestones and from the conversion of unpaid compensation into common stock, which if fully issued would provide our Board and executive officers with additional shares of the common stock outstanding. As a result, the foregoing persons have the ability to significantly influence the outcome of issues submitted to our stockholders. Although our officers and directors have a fiduciary obligation to the Company stockholders, their interests may not always coincide with our interests or the interests of other stockholders. As a consequence, it may be difficult for the other stockholders to remove our management. The ownership of these officers/directors could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We identified material weaknesses in our internal controls over financial reporting that existed at October 31, 2020.  If we fail to properly identify or remediate any future weaknesses or deficiencies, or fail to achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. At October 31, 2020, our management determined that our internal controls over financial reports were ineffective. Although management intends to implement remedial actions to correct these inefficiencies, there can be no assurance that our remedial measures will be sufficient to address the material weaknesses or that our internal control over financial reporting will not be subject to additional material weaknesses in the future. If the remedial measures that we take are insufficient to address the material weaknesses or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. Additionally, we may encounter problems or delays in implementing any changes necessary for management to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company’s corporate administrative offices were moved to office space located at 515 North Shore Drive, Miami Beach, Florida 33141. The office space is leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Maria Mitrani, the Chief Science Officer and director of the Company. The term of the lease runs through June 2023 and the monthly rent was $2,900 through July 2020, at which time it increased to $3,500 per month. The Company paid a security deposit of $5,000. Beginning October 1, 2020, the Company entered into a second lease agreement with Mariluna LLC for office space located in Aspen, CO. The lease expires on September 30, 2021 and does not provide for any renewal terms. Under the terms of the lease. The Company is required to make monthly rental payments of $6,500 and was required to provide a security deposit of $11,000 upon execution of the lease agreement.

Since February 2019, we have rented laboratory and general office space located at 1951 NW 7th Ave., Suite 300, Miami, Florida 33136 pursuant to a Services Agreement, dated February 2019, between Organicell Regenerative Medicine Inc., as licensee, and CIC Miami, LLC, as licensor. Beginning November 2020, we rented additional laboratory space at the same location. The monthly lease amount is approximately $11,000.

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

Common Stock

As of January 28, 2021, 992,207,783 shares of our common stock were outstanding.

Holders of Our Common Stock

As of January 28, 2021, we had approximately 200 record holders of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of January 28, 2021, they held 51,733,743 shares of common stock for these shareholders. Accordingly, we believe that we have significantly in excess of 1,000 beneficial shareholders as of the date of this report.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2020 Plan	-0-	-0-	50,000,000
Board Stock Compensation Plan	-0-	-0-	4,513,192
Management And Consultants Performance Stock Plan	-0-	-0-	582,500,000

Recent Sales of Unregistered Securities

1.	On October 10, 2019, the Company and an investor (“Noteholder”) agreed to a funding facility arrangement (“Funding Facility”) whereby the Noteholder was required to fund the Company an initial tranche of $100,000 on October 15, 2019 (“Initial Funding Date”) and had the option to fund the Company up to an aggregate of $500,000 (“Funding Facility Limit”) in minimum $100,000 monthly tranches by no later than February 15, 2020 (“Funding Expiration Date”). The Funding Facility matures on February 15, 2021 (“Maturity Date”) and accrues interest at 6.0% per annum. The Funding Facility, plus all accrued interest, automatically converts into 40,000,000 shares of newly issued common stock of the Company if the Noteholder funds the full $500,000 by the Funding Expiration Date. The Noteholder fully funded the Funding Facility as prescribed on February 12, 2020 and the Company converted the Funding Facility into 40,000,000 shares of common stock of the Company that were issued to the Noteholders designated entity, Republic Asset Holdings LLC.

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

Results of Operations

Fiscal year ended October 31, 2020 as compared to fiscal year ended October 31, 2019

Revenues

Our revenues for the year ended October 31, 2020 were $3,055,776, compared with revenues of $1,702,271 for the year ended October 31, 2019. The increase in revenues during the year ended October 31, 2020 of $1,353,505 (79.5%) was primarily the result of the Company’s ability to increase unit sales of its products by 125.0% (approximately $1,697,898) during the year ended October 31, 2020 compared with the year ended October 31, 2019, partially offset from the reduction of approximately 20.2% (approximately $344,393) in the average sales prices for the products sold during the year ended October 31, 2020 compared with the average sales prices realized on products sold during the year ended October 31, 2019. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the Company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations. The decrease in the average sales prices realized on products sold during the year ended October 31, 2020 compared with the year ended October 31, 2019 was due to an increase in the sales of the Company’s aesthetic product offerings which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues

Our cost of revenues for the year ended October 31, 2020 were $398,606, compared with cost of revenues of $300,837 for the year ended October 31, 2019. The increase in the cost of revenues during the year ended October 31, 2020 compared with the year ended October 31, 2019 was due to an increase in the amount of units sold of 125.0% (approximately $221,480) during the year ended October 31, 2020 compared with the year ended October 31, 2019, partially offset from the reduction in the cost of units sold of 40.7% (approximately ($123,711) during the year ended October 31, 2020 compared to costs of units sold during the year ended October 31, 2019, which as described above was primarily the result of the Company’s increase in the sales of the Company’s aesthetic product offerings during the year ended October 31, 2020 compared to the year ended October 31, 2019 which have a lower cost of revenue than the Company’s medical grade product offerings and also from the Company’s ability to supply inventory through lower costing inventory manufactured by the Company beginning in May 2019 rather than from more costly third party manufacturers for the six months ended April 30, 2019.

Gross Profit

Our gross profit for the year ended October 31, 2020 was $2,657,170, compared with gross profit of $1,401,434 for the year ended October 31, 2019. The increase in gross profit during the year ended October 31, 2020 of $1,255,736 (89.6%) was the result of the increase in the amount of units sold during the year ended October 31, 2020 compared to the year ended October 31, 2019 and the lower costs of units sold during the year ended October 31, 2020 compared to the year ended October 31, 2019. The increase in the units sold was attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness and the introduction of new and more advanced product offerings. The lower cost of units sold was due to the Company’s increase in the sales of the Company’s aesthetic product offerings during the year ended October 31, 2020 compared to the year ended October 31, 2019 which have a lower cost of revenue than the Company’s medical grade product offerings and also from the Company’s ability to supply inventory through lower costing inventory manufactured by the Company beginning in May 2019 rather than from more costly third party manufacturers for the six months ended April 30, 2019.

General and Administrative Expenses

General and administrative expenses for the year ended October 31, 2020 were $15,095,111, compared with $3,177,924 for the year ended October 31, 2019, an increase of $11,917,187. The increase in the general and administrative expenses for the year ended October 31, 2020 compared to the year ended October 31, 2019 was primarily the result of increased stock-based compensation costs to advisors, consultants and administrative staff totaling $9,187,087, increased payroll and consulting costs of approximately $2,171,000, approximately $308,000 of increased laboratory related expenses and approximately $260,000 of increased professional fees and administrative expenses. The increase in payroll and consulting costs and laboratory related expenses was the result of the Company’s expansion of its research and development activities primarily relating to the filing and approval of IND applications and the performance of clinical trials.

Other Income (Expense)

Other (expense), net, for the year ended October 31, 2020 was ($145,027), compared with other income, net, of $38,191 for the year ended October 31, 2019, a decrease of $183,218. The net decrease in the other income was the result of reduced income realized from the settlement of obligations of $52,074 and increased interest costs associated with interest-bearing obligations totaling $13,394 and $118,350 in connection with the amount of the discount to the fair value of the Converted Stock associated with the conversion of the debt.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2020 and through the date of the filing of this Form 10-K, the Company has relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

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

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented:

	For the Fiscal Year Ended October 31,
	2020	2019
Cash, beginning of year	$132,557	$43,016
Net cash used in operating activities	(1,812,499)	(565,454)
Net cash used in investing activities	(138,694)	(32,736)
Net cash provided by financing activities	2,409,433	687,731
Cash, end of year	$590,797	$132,557

During the year ended October 31, 2020, the Company used cash in operating activities of $1,812,499, compared to $565,454 for the year ended October 31, 2019, an increase in cash used of $1,247,045. The change in cash used in operating activities was due to the increase in the general and administrative expenses during the year ended October 31, 2020 after adjusting for non-cash charges (mostly related to stock-based compensation and interest expense on conversion of debt), resulting from increased payroll and consulting costs and laboratory related expenses in connection with the Company’s expansion of its research and development activities during the year ended October 31, 2020, partially offset from the increase in revenues and gross profit during the year ended October 31, 2020.

During the year ended October 31, 2020, the Company had cash used in investing activities of $138,694, compared to cash used in investing activities of $32,736 for the year ended October 31, 2019. The increase in the cash used in investing activities was due primarily due the acquisition of additional fixed assets required in connection with the expansion of the Company’s laboratory operations.

During the year ended October 31, 2020, the Company had cash provided by financing activities of $2,409,433, compared to cash provided by financing activities of $687,731 for the year ended October 31, 2019, an overall increase of $1,721,702. The increase in cash provided by financing activities was due to increases in proceeds from the sale of equity securities and notes payable of $1,735,821 and $145,000, respectively, partially offset from increased payments on outstanding debt obligations and finance and operating leases.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $12,437,941 for the year ended October 31, 2020. In addition, the Company had an accumulated deficit of $28,868,189 at October 31, 2020. The Company had a negative working capital position of $1,693,741 at October 31, 2020.

In addition to the above, the outbreak of the novel coronavirus (“COVID-19”) during March 2020 and the resulting adverse public health developments and economic effects to the United States business environments have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect in connection with the COVID-19 outbreak and which currently still continue to have a negative impact to our business and the economy. These restrictions have adversely affected the Company’s sales, results of operations and financial condition. In response to the COVID-19 outbreak, the Company (a) has accelerated its research and development activities, (b) is seeking to raise additional debt and/or equity financing to support working capital requirements, and (c) continues to take steps to stabilize and increase revenues from the sale of its products.

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of October 31, 2020, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Organicell Regenerative Medicine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Organicell Regenerative Medicine, Inc. (the “Company”) as of October 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended October 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015

Fort Lauderdale, FL
February 5, 2021

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

As of October 31, 2020 and 2019

	October 31,	October 31,
	2020	2019
ASSETS
Current Assets
Cash	$590,797	$132,557
Accounts receivable, net of allowance for bad debts	29,385	26,031
Prepaid expenses	78,790	121,394
Inventories	146,811	77,963
Total Current Assets	845,783	357,945

Property and equipment, net	365,234	263,315
Other assets – right of use	105,355	22,813
Security deposits	17,800	5,000
TOTAL ASSETS	$1,334,172	$649,073

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$765,652	$552,426
Accrued liabilities to management	1,156,295	631,809
Notes payable	6,949	212,438
Advances from affiliate	220,897	220,897
Finance lease obligations	50,843	72,208
Operating lease obligations	38,037	22,813
Convertible debentures	175,000	220,000
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	2,539,524	2,058,442

Long term finance lease obligations	119,146	153,180
Long term operating lease obligations	67,318	-
Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 939,942,783 and 502,936,805 shares issued and outstanding, respectively	939,943	502,937
Additional paid-in capital	26,536,430	14,219,736
Accumulated deficit	(28,868,189)	(16,285,222)
Total Stockholders’ Deficit	(1,391,816)	(1,562,549)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,334,172	$649,073

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended October 31, 2020 and 2019

	Year Ended October 31,
	2020	2019
Revenues	$3,055,776	$1,702,271
Cost of revenues	398,606	300,837
Gross profit	2,657,170	1,401,434
General and administrative expenses	15,095,111	3,177,924
Loss from operations	(12,437,941)	(1,776,490)
Other income (expense)
Interest expense	(177,744)	(46,600)
Other	32,717	84,791
Loss before income taxes	(12,582,967)	(1,738,299)
Provision for income taxes	-	-
Net loss	(12,582,967)	(1,738,299)
Net loss attributable to the non-controlling interest	-	(978)
Net loss attributable to Organicell Regenerative Medicine, Inc.	$(12,582,967)	$(1,737,321)
Net loss per common share - basic and diluted	$(0.02)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	670,817,666	466,984,320

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Years Ended October 31, 2019 and 2020

			Additional		Total Stockholders' Deficit	Non-	Total
	Common Stock		Paid In	Accumulated	Attributable	Controlling	Stockholders'
	Shares	Par Value	Capital	Deficit	To Organicell	Interest	Deficit
Balance October 31, 2018	436,490,110	$436,490	$12,853,608	$(14,547,901)	$(1,257,803)	$42,977	$(1,214,826)
Sale of common stock	20,352,000	20,352	439,148		459,500		459,500
Exchange of debt obligations	7,619,695	7,620	196,044	-	203,664	-	203,664
Stock-based compensation	31,675,000	31,675	695,737	-	727,412	-	727,412
Acquisition of non-controlling interests	6,800,000	6,800	35,199	-	41,999	(41,999)	-
Net loss	-	-	-	(1,737,321)	(1,737,321)	(978)	(1,738,299)
Balance October 31, 2019	502,936,805	502,937	14,219,736	(16,285,222)	(1,562,549)	-	(1,562,549)

Sale of common stock	65,454,170	65,454	2,129,867	-	2,195,321		2,195,321
Conversion of debt and accrued interest	40,000,000	40,000	559,400	-	599,400		599,400
Stock based-compensation	331,391,808	331,392	9,583,107	-	9,914,499		9,914,499
Exchange of debt	160,000	160	44,320	-	44,480		44,480
Net loss	-	-	-	(12,582,967)	(12,582,967)		(12,582,967)
Balance October 31, 2020	939,942,783	$939,943	$26,536,430	$(28,868,189)	$(1,391,816)	$-	$(1,391,816)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended October 31, 2020 and 2019

	Year Ended October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,582,967)	$(1,738,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	36,775	14,794
Bad debt expense	340	10,635
Interest expense on conversion of debt	118,350	-
Stock-based compensation	9,914,499	727,412
Interest payment in kind	-	13,668
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	(3,690)	11,359
Prepaid expenses	42,604	(106,173)
Inventories	(68,848)	(77,963)
Accounts payable and accrued expenses	218,755	75,589
Accrued liabilities to management	524,483	525,044
Security deposits	(12,800)	-
Deferred revenue	-	(21,520)
Net cash used in operating activities	(1,812,499)	(565,454)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(138,694)	(32,736)

Net cash used in investing activities	(138,694)	(32,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	400,000	255,000
Payments on finance lease	(55,399)	(14,207)
Repayments of notes payable	(130,489)	(12,562)
Proceeds from sale of common stock	2,195,321	459,500
Net cash provided by financing activities	2,409,433	687,731

Increase in cash	458,240	89,541
Cash at beginning of period	132,557	43,016
Cash at end of period	$590,797	$132,557

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$56,877	$20,165

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Finance lease obligations	$-	$239,595
Operating lease – right of use assets	$117,659	$55,777
Conversion of debt and accrued interest into common stock	$643,880	$203,668

The accompanying notes are an integral part of these consolidated financial statements.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organicell Regenerative Medicine, Inc. (formerly Biotech Products Services and Research, Inc.) (“Organicell” or the “Company”) was incorporated on August 9, 2011 in the State of Nevada. The Company is a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and to provide other related services. Our proprietary products are derived from perinatal sources and are principally used in the health care industry administered through doctors and clinics (collectively, the “Providers”).

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

For the year ended October 31, 2020, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) and wholly owned subsidiary, with a business purpose to sell therapeutic products to Providers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

The advances from affiliates previously included in accrued liabilities to management at October 31, 2019 have been reclassified to conform with the current financial statement presentation.

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At October 31, 2020, the Company held cash balances in one financial institution in excess of FDIC insurance coverage limits.

During the fiscal year ended October 31, 2020, the Company did not have any customer that accounted for more than 10% of the total revenues for the year ended October 31, 2020. During the fiscal year ended October 31, 2019, the Company had one customer that accounted for approximately $206,400 of revenues (12.2%). No other customer accounted for more than 10% of the total revenues for the year ended October 31, 2019.

During the fiscal year ended October 31, 2020, the Company purchased the tissue raw material used in manufacturing of its products from two suppliers, of which each accounted for approximately $179,000 and $30,000 or 85.6% and 14.4%, respectively, of the total amount of tissue raw material purchased during that period. During the period November 1, 2018 through April 30, 2019, the Company purchased finished goods inventory that was sold to customers from two suppliers, of which each accounted for approximately $29,000 and $65,000 or 31.0% and 69.0%, respectively, of the total amount of finished goods inventory purchased during that period. During the May 1, 2019 through October 31, 2019, the Company purchased the tissue raw material used in manufacturing of its products from two suppliers, of which each accounted for approximately $61,000 and $47,500 or 56.0% and 44.0%, respectively, of the total amount of tissue raw material purchased during that period.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the year ended October 31, 2020 and 2019, the Company recorded bad debt expense of $340 and $10,635, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. We provide reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At October 31, 2020, we determined that there were not any reserves required in connection with our finished goods.

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

At October 31, 2020, the Company had 9,500,000 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2020. At October 31, 2019, the Company had 4,529,371 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2019.

Stock-Based Compensation

All stock-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the estimated fair value of the option or warrant.

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies.  These costs are expensed as incurred. Our research and development expenses were $233,526 and $54,863 for the years ended October 31, 2020 and 2019, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the years ended October 31, 2020 and 2019 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during those periods. There is a full valuation allowance for the years ended October 31, 2020 and 2019.

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

The Company currently has 1,500,000,000 authorized shares of common stock of which 992,207,783 shares are issued and outstanding. As described in Note 10, the Company approved the filing of an amendment to the Articles of Incorporation of the Company to increase the authorized shares of common stock from 1,500,000,000 to 2,500,000,000 (“Amendment”). The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees. Upon the effectiveness of the Amendment referred to above, expected to be February 9, 2021, the Company will have a sufficient amount of authorized shares to meet all contingently obligated issuances of common stock under existing arrangements.

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

The Company did not have any convertible instruments outstanding at October 31, 2020 and October 31, 2019 that qualify as derivatives.

Operating and Finance Lease Obligations

Effective November 1, 2019, the Company adopted Accounting Standards Update (ASU) No. 2016-02 (Topic 842) (“ASC 842”), that requires organizations that lease assets to recognize assets and liabilities on the balance sheet and provide updated disclosures related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. The Company adopted the new standard using a modified retrospective approach. The modified retrospective approach included a number of optional practical expedients on leases that commenced before the effective date of ASC 842, including continuing to classify for leases that commenced before the effective date in accordance with previous guidance, unless the lease is modified.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after October 31, 2020 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $12,437,941 for the year ended October 31, 2020. In addition, the Company had an accumulated deficit of $28,868,189 at October 31, 2020. The Company had a negative working capital position of $1,693,741 at October 31, 2020.

In addition to the above, the outbreak of the novel coronavirus (“COVID-19”) during March 2020 and the resulting adverse public health developments and economic effects to the United States business environments have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect in connection with the COVID-19 outbreak and which currently still continue to have a negative impact to our business and the economy. These restrictions have adversely affected the Company’s sales, results of operations and financial condition. In response to the COVID-19 outbreak, the Company (a) has accelerated its research and development activities, (b) is seeking to raise additional debt and/or equity financing to support working capital requirements, and (c) continues to take steps to stabilize and increase revenues from the sale of its products.

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of October 31, 2020, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	October 31, 2020	October 31, 2019
Raw materials and supplies	$26,199	$5,123
Finished goods	120,612	72,840

Total inventories	$146,811	$77,963

NOTE 5 - PROPERTY AND EQUIPMENT

	October 31, 2020	October 31, 2019
Computer equipment	$8,653	$8,653
Finance lease equipment	239,595	239,595
Manufacturing equipment	171,430	32,736
	419,678	280,984
Less: accumulated depreciation	(54,444)	(17,669)
Total property and equipment, net	$365,234	$263,315

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

Depreciation expense totaled $36,775 and $14,794 for the years ended October 31, 2020 and 2019, respectively.

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

The minimum lease payments pursuant to the Finance Lease are as follows:

Minimum
Year Ended October 31,	Rent
2021	$58,669
2022	54,156
2023	54,156
2024	18,052
Total undiscounted finance lease payments	185,033
Less: imputed interest	(15,044)
Present value of finance lease liabilities	$169,989

Operating Lease Obligations:

Administrative Office

The Company’s corporate administrative offices are leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani. The monthly rental rate is $2,900. On November 1, 2018, in connection with the adoption of ASC 842, the Company recorded a ROU asset and corresponding operating lease obligation of $55,777. During July 2020, the Company entered into an extension of the operating lease agreement. The lease term is for an additional 36 months beginning July 1, 2020, with a monthly rental rate of $3,500. The present value of the associated leased payments based on an assumed borrowing rate of 4.5% was $117,659.

Lease expense for the years ended October 31, 2020 and 2019 was $35,117 and $32,964, respectively.

The minimum lease payments pursuant to the office lease are as follows:

Minimum
Year Ended October 31,	Rent
2021	$42,000
2022	42,000
2023	28,000
Total undiscounted operating lease payments	112,000
Less: imputed interest	(6,645)
Present value of operating lease liabilities	$105,355

Beginning October 1, 2020, the Company entered into a second lease agreement with Mariluna LLC for office space located in Aspen, CO. The lease expires on September 30, 2021 and does not provide for any renewal terms. Under the terms of the lease. The Company is required to make monthly rental payments of $6,500 and was required to provide a security deposit of $11,000 upon execution of the lease agreement.

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

The Company’s corporate administrative offices are leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani. The term of the lease has been extended through June 2023. The current monthly rent is $2,900 and beginning July 2020, the monthly rent increased to $3,500. The Company paid a security deposit of $5,000. Total rent expense for the year ended October 31, 2020 and 2019 was $37,200 and $34,800, respectively.

Beginning October 1, 2020, the Company entered into a second lease agreement with Mariluna LLC for office space located in Aspen, CO. The lease expires on September 30, 2021 and does not provide for any renewal terms. Under the terms of the lease. The Company is required to make monthly rental payments of $6,500 and was required to provide a security deposit of $11,000 upon execution of the lease agreement.

In connection with Mr. Bothwell’s executive employment agreements, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $24,788 for the year ended October 31, 2020.

For the year ended October 31, 2020 and 2019, the total amount of sales to customers related to our board of director members and/or employees of the Company totaled $95,455 and $71,650, respectively.

From time to time, Mr. Bothwell and/or his respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. As of October 31, 2020, $1,965 is owed to Mr. Bothwell and/or his respective affiliates. In addition, at October 31, 2020, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $216,436, $233,655 and $649,407, respectively and consulting fees owed to Dr. George Shapiro were $54,833.

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

On October 10, 2019, the Company and Michael Carbonara, a director of the Company agreed to a convertible funding facility arrangement (“Funding Facility”) whereby Mr. Carbonara or its designee funded the Company $500,000. The Funding Facility was converted into 40,000,000 shares of newly issued restricted common stock of the Company on February 12, 2020, issued to Republic Asset Holdings LLC, a Company controlled by Mr. Carbonara.

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

Effective December 21, 2020, the Company granted a bonus of $50,000 and 15,000,000 shares of common stock of the Company each to Mr. Mitrani, Dr. Mitrani and Mr. Bothwell and 1,000,000 shares of common stock of the Company each to Mr. Carbonara and Dr. Allen Meglin (see Note 10).

NOTE 8 - NOTES PAYABLE

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

On August 10, 2018, the Company issued a total of $100,000 of convertible 6% debentures (“100,000 Debentures”) to two accredited investors. The principal amount of the $100,000 Debentures, plus accrued and unpaid interest through July 31, 2019 are payable on the 10th business day subsequent to July 31, 2019, unless the payment of the $100,000 Debentures are prepaid at the sole option of the Company, are converted as provided for under the terms of the $100,000 Debentures. Interest on the $100,000 Debentures for each calendar quarter ended beginning with the quarter ended October 31, 2018 is payable on the 10th business day following the immediately prior calendar quarter.

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

During October 2018, the Company issued a total of $70,000 of convertible 6% debentures (“70,000 Debentures”) to two accredited investors. The principal amount of the $70,000 Debentures, plus accrued and unpaid interest through September 30, 2019 were payable on the 10th business day subsequent to September 30, 2019. The $70,000 Debentures were not paid on the required maturity dates. On June 25, 2020, the Company entered into a settlement and general release agreement with the holder of the $50,000 Debenture (one of the two holders that participated in the $70,000 Debentures described above), whereby the Company is required to repay the balance of the $50,000 Debenture in eight monthly installments of $6,250 plus outstanding accrued interest beginning June 30, 2020 and ending on January 31, 2021. During October 2020, the Company and the holder of the $20,000 debenture (one of the two holders that participated in the $70,000 Debentures described above), agreed to convert the principal amount of the $20,000 debenture plus interest accrued and unpaid through the date of the conversion totaling approximately $20,300 into 160,000 shares of common stock of the Company (approximately $0.125 per share). The conversion price was at a discount to the trading price of $0.278 as of the effective date of the transaction, resulting in additional interest costs of $24,180, which have been recorded during the year ended October 31, 2020.

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

Unsecured Promissory Note

On February 5, 2019, the Company entered into an unsecured loan agreement with a third party with a principal balance of $25,000. The outstanding principal was due March 8, 2019. The loan was not repaid on the maturity date as required. The third party subsequently agreed to apply amounts due for invoices due from third party for future purchases of the Company products to the extent of the outstanding balances owed by the Company in connection with the loan (interest and principal). As of October 31, 2020, the remaining amount due under this arrangement was approximately $4,392.

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

The Company determined the fair value of the Converted Stock in accordance with ASC 820, which was determined to be approximately $599,400. As a result, the Company has recorded additional interest expense in the amount of $94,170, as of the date of conversion, representing the amount of the discount to the fair value of the Converted Stock associated with the conversion of the Funding Facility obligation totaling $505,230 on the date of conversion (principal and accrued interest).

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

Interest expense for the years ended October 31, 2020 and 2019 was $0 and $4,349, respectively.

NOTE 9 — INCOME TAXES

The Company files a consolidated federal income tax return that includes all of its subsidiaries. For the years ended October 31, 2020 and 2019, the Company incurred operating losses, and therefore, there was not any current income tax expense amount recorded during those periods.

The consolidated provision for income taxes for October 31, 2020 and 2019 consists of the following:

	Year Ended October 31,	Year Ended October 31,
	2020	2019
Current:
Federal	$–	$–
State	–	–
	$–	$–
Deferred:
Federal	$(2,626,791)	$(185,045)
State	(540,796)	(19,471)
	(3,167,587)	(204,516)
Change in Valuation Allowance	3,167,587	204,516)
	$–	$–

Effective tax rates differ from the federal statutory rate of 21% for 2020 and 2019 applied to income before income taxes. A reconciliation of the U.S. federal statutory tax amount to the Company’s effective tax amount is as follows:

	October 31, 2020	October 31, 2019
Tax at federal statutory rate	$(2,642,423)	$(361,687)
State taxes, net of federal benefit	(546,730)	(74,835)
Permanent differences	18,782	10,468
Other	2,784	221,538
Total income tax expense (benefit)	(3,167,587)	(204,516)
Change in valuation allowance	3,167,587	204,516)
	$–	$–

The Company had a federal net operating loss carryover of $3,050,776 as of October 31, 2020.

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities for the Company were as follows:

	October 31, 2020	October 31, 2019
Deferred Tax Assets:
Stock based compensation	$5,184,240	$2,670,914
Accrued compensation	315,122	136,127
Net operating loss carryforward-Federal	640,663	222,754
Net operating loss carryforward-State	118,160	34,918
Other	177	177
Total deferred tax assets:	6,258,362	3,064,890
Deferred Tax Liabilities:
Property and equipment	92,535	66,650
Total deferred tax liabilities:	92,535	66,650

Valuation Allowance	(6,165,827)	(2,998,240)
Net deferred tax assets	$–	$–

FASB ASC 740 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At October 31, 2020 and October 31, 2019, the net deferred tax asset was offset by a full valuation allowance.

Pursuant to Code Sec. 382 of the Internal Revenue Code (“the Code”), the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three-year period.

Certain of the above amounts reported for the year ended October 31, 2019 have been revised to conform with the current year presentation and to reflect the actual amounts that were reported in the Company’s tax filings.

IRS Penalties

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement. During the period that the appeal is being reviewed and a determination is made by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $70,000 of accrued tax penalties on the balance sheet as of October 31, 2020 and 2019.

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

Issued Shares

As of October 31, 2020, there were no designations of Preferred Stock authorized or outstanding.

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

On December 21, 2020 and January 4, 2021, pursuant to the Nevada Revised Statutes and the Bylaws of the Company, the Board of Directors of the Company and the stockholders having the voting equivalency of 53.55% of the outstanding capital stock, respectively, approved the filing of an amendment to the Articles of Incorporation of the Company to increase the authorized amount of common stock from 1,500,000,000 to 2,500,000,000, without changing the par value of the common stock or authorized number and par value of “blank check” Preferred Stock. On January 19, 2021, the Company filed a Definitive 14C with the SEC regarding the corporate action. On February 9, 2021, the Company intends to file the Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effectuate the corporate action on February 9, 2021.

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

During April 2020 through May 2020, the Company sold 11,000,000 shares of common stock to Dr. Allen Meglin, a director of the Company at $0.02 per share for an aggregate purchase price of $220,000. During July, August and October 2020, the Company sold an additional 1,166,666 shares, 422,514 shares, and 625,000 shares of common stock to Dr. Allen Meglin at $0.03 per share, $0.10 per share and $0.08 per share, respectively, for an aggregate purchase price of $127,251. The proceeds from all of the above sales were used for working capital. Certain of the above transactions were at sales prices that were at a discount to the trading prices as of the effective dates of the transactions, resulting in additional stock-based compensation expense of $195,869, which has been recorded during the year ended October 31, 2020.

On April 27, 2020, the Company sold 5,000,000 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.02 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital. The sales price was at a discount to the trading price of $0.0269 as of the effective date of the transaction, resulting in additional stock-based compensation expense of $34,500, which has been recorded during the year ended October 31, 2020.

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

Issuances of Common Stock – Stock Compensation:

As described in Note 12, upon execution of the VP Agreements, each of the Sales Executives were granted 1,000,000 shares of unregistered common stock of the Company valued at $0.035 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $35,000 of stock-based compensation expense on the grant date for each issuance. The VP Agreements also provide each Sales Executives the right to receive an additional 750,000 shares of common stock at the end of each quarterly anniversary of the VP Agreements throughout the Initial Term (maximum 9,000,000 shares) (“Performance Shares”), provided that the VP Agreements remain in effect during the applicable quarterly period. As of October 31, 2020, each Sales Executive has vested an additional 2,250,000 Performance Shares (total 4,500,000). The Company recorded stock-based compensation expense for each respective quarterly period that the Performance Shares vested during the year ended October 31, 2020 of $52,500 (total $157,500).

As described in Note 12, in connection with the execution of the Consultants Agreement, the Company issued to the Consultants 12,000,000 shares of unregistered common stock (“Shares”) valued at $0.022 per share, the closing price of the common stock of the Company on the grant date. The Company recorded a total of $266,400 of stock-based compensation expense during the year ended October 31, 2020 based on the vesting of the Shares (50% of the Shares vest as of the Effective Date of the Consultants Agreement and 50% of the Shares vest on the six-month anniversary of the Consultants Agreement).

During the period November 1, 2019 through January 31, 2020, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to three individuals an aggregate of 650,000 shares of unregistered common stock valued between $0.027 and $0.031 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $18,650 of stock-based compensation expense during the year ended October 31, 2020.

During the period February 1, 2020 through April 30, 2020, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to four individuals an aggregate of 2,725,000 shares of unregistered common stock valued between $0.029 and $0.034 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $89,458 of stock-based compensation expense during the year ended October 31, 2020.

During the period May 1, 2020 through July 31, 2020, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to eight individuals an aggregate of 925,000 shares of unregistered common stock valued between $0.031 and $0.048 per share, the closing price of the common stock of the Company on the respective grants dates. For certain of the issuances, the stock vests on January 31, 2021, provided the recipient remains engaged with the Company during the period. The Company recorded $27,809of stock-based compensation expense during the year ended October 31, 2020.

During April 2020, May 2020, September 2020 and October 2020, in consideration for agreeing to provide medical consulting and advisory services to the Company, the Board approved the issuance to nine individuals an aggregate of 1,050,000 shares of unregistered common stock valued between $0.023 and $0.28 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $96,600 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2020.

During February 2020, in recognition of past services provided to the Company through February 2020, the Board approved the issuance to the CMO of 5,000,000 shares of unregistered common stock valued at $0.028 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $140,000 of stock-based compensation expense during the year ended October 31, 2020 based on the fair value of these shares on the grant date.

In connection with the resignation of an independent member of the Board of Directors of the Company in April 2020, the Board approved the issuance to the director of 736,808 shares of unregistered common stock valued at $0.022 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $16,210 of stock-based compensation expense during the during the year ended October 31, 2020 based on the fair value of these shares on the grant date.

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

During July 2020, the Company entered into a consulting agreement with a third party to provide investment banking related consulting services for a minimum period of six months. As consideration for agreeing to provide consulting services to the Company, the Company issued the consultant 5,000,000 shares of unregistered common stock valued at $0.05 per share, the closing price of the common stock of the Company on the effective date of the agreement. All of the shares granted vested immediately on the date of issuance. The Company recorded $250,000 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2020.

During August 2020, the Company entered into two separate consulting agreements with third parties to provide marketing and public relations services for a minimum period of six months. As consideration for agreeing to provide consulting services to the Company, the Company issued the consultants 300,000 shares and 25,000 shares, respectively, of unregistered common stock valued at $0.127 per share, the closing price of the common stock of the Company on the effective date of the agreements. The Company recorded a total of $40,790 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2020.

During October 2020, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to two individuals an aggregate of 230,000 shares of unregistered common stock valued between $0.035 and $0.17 per share, the closing price of the common stock of the Company on the respective grants dates. The Company recorded $8,730 of stock-based compensation expense during the during the year ended October 31, 2020.

During November 2020, the Company entered into an additional consulting agreement with a third party to provide consulting services in connection with the development of international research and development, sales and distribution and financing opportunities for a period of six months. As consideration for agreeing to provide the consulting services to the Company, the Company issued the consultant 2,000,000 shares of fully vested unregistered common stock valued at $0.145 per share, the closing price of the common stock of the Company on the effective date of the agreement. The Company will record $290,000 of stock-based compensation expense during the three months ended January 31, 2021.

During November 2020, in consideration for agreeing to provide medical consulting and advisory services to the Company, the Board approved the issuance to one individual an aggregate of 250,000 shares of unregistered common stock valued at $0.145 per share, the closing price of the common stock of the Company on the respective grant dates. The Company will record $36,225 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended January 31, 2021.

During December 2020, the Board approved the bonus of 47,675,000 shares of newly issued common stock to executive management (consisting of Mr. Mitrani, Dr. Mitrani and Mr. Bothwell) totaling 45,000,000 shares; non-executive Board members (consisting of Mr. Carbonara and Dr. Meglin) totaling 2,000,000 shares; administrative staff totaling 550,000; and to several medical advisors totaling 125,000 shares. The Company will record a total of $5,721,000 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended January 31, 2021.

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

Pursuant to the MCPP, a total of 293,000,000 shares have been issued and approximately 582,500,000 shares are authorized to be issued under the MCPP subject to the achievement of the defined contingent performance based milestones described above and provided the milestones are achieved while the individual is employed and/or serving as a member of the Board:

		MCPP	MCPP
	MCPP	Remaining	Total
	Shares	Shares	Shares
Name	Awarded	Available	Approved
Albert Mitrani	65,000,000	137,500,000	202,500,000
Ian Bothwell	65,000,000	167,500,000	232,500,000
Dr. Maria I. Mitrani	65,000,000	167,500,000	232,500,000
Dr. George Shapiro	65,000,000	100,000,000	165,000,000
Dr. Allen Meglin	-	5,000,000	5,000,000
Michael Carbonara	-	5,000,000	5,000,000
Consultants	33,000,000	-	33,000,000
Total	293,000,000	582,500,000	875,500,000

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

In connection with the MCPP Shares that have been awarded to date, all such shares were issued in connection with the MCPP Shares approved on April 25, 2020 and accordingly were valued $0.027 per share, the closing price of the common stock of the Company on the date that those respective MCPP Shares were approved. The Company recorded a total of $7,911,000 of stock-based compensation expense during the year ended October 31, 2020, based on the fair value of the actual MCPP Shares awarded.

NOTE 11 – WARRANTS

A summary of warrant activity for the years ended October 31, 2019 and 2020 are presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2018	3,687,484	$0.41	1.14	$-
Granted	2,000,000	$0.08	1.00	$-
Exercised	-	$-
Expired/Forfeited	(1,158,313)	$0.67	0.04	-
Outstanding at October 31, 2019	4,529,371	$0.20	0.30	$-

Exercisable at October 31, 2019	4,529,371	$0.20	0.30	$-

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2019	4,529,371	$0.20	0.30	$-
Granted	9,500,000	$0.03	8.53	$-
Exercised	-	$-		$-
Expired/Forfeited	(4,529,371)	$0.20	-	$-
Outstanding and exercisable at October 31, 2020	9,500,000	$0.03	7.90	$-

On February 26, 2020, the Company issued the CFO a cashless warrant to purchase an aggregate of 7,500,000 shares of common stock in connection with the CFO’s employment agreement. The warrant is exercisable for $0.028 per share (the closing price of the Company’s common stock on the date of grant), until the tenth anniversary date of the date of issuance. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.14%, (2) term of 10 years, (3) expected stock volatility of 87%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued was $176,250. The Company recorded $176,250 of stock-based compensation expense during the year ended October 31, 2020 based on the fair value of these warrants on the grant date.

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

All stock compensation expense is classified under general and administrative expenses in the consolidated statements of operations

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

Unpaid Advances

The Company was required to repay the unpaid advances subsequent to December 31, 2017, and the unreimbursed expenses incurred subsequent to December 31, 2017, on May 15, 2018.  Such payments were not made as required (see Note 7).

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

b)	a one-time bonus in the form of a fully vested cashless warrant to purchase 7,500,000 shares of common stock of the Company, exercisable for ten years at an exercise price of $0.28 per share, the closing price of the common stock on the date of the grant.

2.	On February 26, 2020, pursuant to the respective employment agreements with each of the Company’s executive officers, the Board granted each of Mr. Albert Mitrani, Dr. Maria Mitrani and Mr. Ian Bothwell a cash bonus of $37,500 for the calendar year ended December 31, 2019.

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

Advisor Agreement

Effective May 15, 2020 (“Effective Date”), the Company entered into a one-year agreement (“Advisor Agreement”) with an individual to provide financial advisory services to the Company (“Advisor”). The Advisor Agreement is subject to successive, automatic one (1) year extensions unless either party has given the other 30- day written notice prior to the expiration of then in effect termination date, of their desire not to renew the Advisor Agreement. As the compensation for Advisor’s services and his fulfillment of all obligations under the agreement the Company agreed to issue the Advisor 1,000,000 shares of common stock (“Stock Grant”), of which 250,000 shares shall be fully vested as of the Effective Date, 250,000 shares vest on the sixth month anniversary of the Effective Date, 250,000 shares vest on the ninth month anniversary of the Effective Date and 250,000 shares vest on the twelfth month anniversary of the Effective Date, provided however that the Advisor Agreement is in full effect during such vesting period(s) for the respective portion of the Stock Grant. In addition, Company agreed to grant 3-year warrants to the Advisor to purchase 6,000,000 shares of common stock of the Company at a purchase price of $0.04 per share (“Warrants”), of which Warrants to purchase 2,000,000 unrestricted shares shall be vested upon the Effective Date of the Advisor Agreement and 2,000,000 and 2,000,000 of the remaining Warrants shall vest on the eighteenth month and thirtieth month anniversary of the Effective Date of the Advisor agreement, respectively, provided however that the Advisor Agreement is in full effect during the applicable vesting period(s) for the respective portion of the grant. The Advisor Agreement may be terminated by the Company based on Advisor’s breach of any of the terms of the Advisor Agreement, the Company’s determination that Advisor is not meeting the desired objectives or if either party provides notice of the desire not to renew the Advisor Agreement upon expiration. During October 2020, the Company terminated the agreement with the Advisor as provided for under the advisor agreement. The unvested portion of the Stock Grant and Warrants as of the termination date were cancelled.

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

In addition to the Shares to be issued above, the Consultant or its designees were entitled to participate in the Company’s Management and Consultants Performance Stock Plan (the “MCPP”), more fully described in Note 10. Pursuant to the MCPP, the Consultant or its designees were awarded 33,000,000 Shares, based on the achievement of certain defined operational performance milestones (“Milestones”).

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

During November 2020, the Company entered into an agreement with a third-party contract research organization (“CRO”) to provide ongoing clinical research services, clinical research professionals and contract clinical, technical and other related services in connection with a planned future clinical trial. In connection with the CRO agreement, the Company is obligated to make payments of approximately $777,714 plus pass through costs and other third-party direct costs during the term of clinical trial expected to run until September 2021. In connection with the agreement, the Company is obligated to pay in accordance with defined completed milestones, beginning with approximately $195,524 upon work order execution.

During January 2021, the Company entered into an additional agreement with the CRO to provide ongoing clinical research services, clinical research professionals and contract clinical, technical and other related services in connection with a planned future clinical trial. In connection with the CRO agreement, the Company is obligated to payments of approximately $476,943 plus pass through costs and other third-party direct costs during the term of clinical trial expected to run until August 2021. In connection with the agreement, the Company is obligated to pay in accordance with defined completed milestones, beginning with approximately $147,363 upon work order execution.

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

As of October 31, 2020, there was approximately $721,415 of unpaid Original Base Salary and Incremental Salary related to the period prior to December 31, 2019 and $378,083 of unpaid Original Base Salary and Incremental Salary related to the period January 1, 2020 through October 31, 2020, that could be converted in the future into approximately 29,715,538 shares of common stock.

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

All of Ethan NY’s obligations under the Ethan Lease are recourse only to the assets at Ethan NY, except for certain obligations under the Ethan Lease that were guaranteed by a former employee. Under the terms of the Ethan Lease, the obligations of Ethan NY for future rents are to be mitigated based on the amount of any future rents that are received for the rental of the leased premises to other tenants during the initial term. During August 2016, Ethan NY received confirmation that the leased premises had been leased to another tenant. In connection with the termination of the Ethan Lease, Ethan NY has made several unsuccessful attempts to contact the landlord for the purpose of obtaining a settlement and release for any amounts that the landlord may claim are owing under the Ethan Lease, if any. Ethan NY is not aware of any claim pending or threatened in connection with the Ethan Lease. At October 31, 2020 and 2019, Ethan NY has recorded in liabilities of discontinued operations the amount of rent obligations through June 30, 2016 and a reserve for estimated losses in connection with termination of the Ethan Lease of $101,905 and $101,905, respectively.

NOTE 13 – MINT ORGANICS

Exchange Agreements

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

On May 1, 2019, the Company and Mint Organics Florida entered into an exchange agreement whereby the Company agreed to acquire all of the outstanding non-controlling interests in Mint Organics Florida, Inc. outstanding in exchange for 2,400,000 shares of common stock of the Company (approximately $0.042 per share representing a discount to the trading price of $0.049 as of the effective date of the transaction).

Non-controlling interests in Mint Organics and Mint Organics Florida

Effective May 1, 2019, the Company has acquired all of the minority interests issued in Mint Organics and Mint Organics Florida, and accordingly, there no longer exists any non-controlling interests in those entities as of such date.

NOTE 14 – LIABILITIES ATTRIBUTABLE TO DISCONTINUED OPERATIONS

During September 2015, the Company formed Ethan NY for the purpose of selling clothing and accessories through a retail store. During June 2016, the Ethan NY operations were closed.

The following summarizes the carrying amounts of the assets and liabilities of Ethan NY at October 31, 2019 and 2018 (see Note 14):

	October 31,
	2019	2018
Assets	$-	$-

Liabilities:

Accounts Payable	$94,835	$94,835
Accrued Expenses	31,016	31,016
	$125,851	$125,851

NOTE 15 - SEGMENT INFORMATION

For the years ended October 31, 2020 and 2019, the Company operated only one operating segment.

NOTE 16 – SUBSEQUENT EVENTS

Several subsequent events are disclosed in Notes 7, 10, and 12. There were no other subsequent events for disclosure purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2020, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

General

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

As of October 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Based on that evaluation under this framework, our management concluded that as of October 31, 2020, our internal control over financial reporting was not effective because of the following material weaknesses:

■	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

■	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which do not have the ability to implement internal controls over the granting of access to our IT environment.

■	As a result of the limited number of accounting personnel, we rely on inexperienced staff and outside consultants for the preparation of our financial reports, including tax preparation, which could require adjustments and lead to overlooking items requiring disclosure.

■	The Company’s Board of Directors at October 31, 2020 were solely comprised of two outside directors and the remaining directors served also as the executive management of the Company. The Board does not have an audit committee or an independent audit committee financial expert nor did it have either one at October 31, 2020. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert, is an important entity-level control over the Company’s financial statements.

■	The Company did not file the Annual Report on Form 10-K for the fiscal year ended October 31, 2019 or the three quarterly reports on Form 10-Q for the fiscal quarters January 31, 2019, April 30, 2019 and July 31, 2019 by their required due dates. In addition, the Company did not file the three quarterly reports on Form 10-Q for the fiscal quarters ended January 31, 2020, April 30, 2020 and July 31, 2020 within the appropriate filing deadlines. The Company has historically been delinquent in its filings with the SEC under the Securities Exchange Act of 1934, as amended. This delinquency is due to the Company’s limited financial and personnel resources. These delays limit the Company’s ability to timely analyze and identify potential operational and disclosure transactions within management and to comply with financial reporting regulations.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have expanded our accounting and administrative support staff during 2019 and 2020. We have also engaged outside tax consultants to assist in advising the Company in tax matters on an ongoing basis. During July and August 2020, the Company completed a private placement which generated proceeds of $405,000, which have been and are being used exclusively to fund the costs associated with the Company’s ongoing public company filing requirements, including audit, tax, valuation and legal fees.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name:	Age:	Position:	Director Since:
Albert Mitrani	65	Chief Executive Officer, Chief Operating Officer, President, Secretary and Director (Principal Executive Officer)	June 24, 2015
Ian T. Bothwell	60	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	September 11, 2019 March 8, 2017-April 13, 2018
Dr. Maria Ines Mitrani	40	Chief Science Officer, VP and Director	August 14, 2019 November 4, 2016-April 13, 2018
Dr. George Shapiro	59	Director and Chief Medical Officer	February 7, 2019
Dr. Allen Meglin	62	Director	April 2, 2020
Michael Carbonara	37	Director	April 2, 2020

Mr. Manuel Iglesias and Mr. Robert Zucker both resigned as Directors of the Company on April 25, 2020 and April 15, 2020, respectively.

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

Dr. Meglin currently holds the following licenses and certifications:

●	Registered Vascular Technologist, ARDMS

●	Certificate in Added Qualifications in Vascular and Interventional Radiology from the American Board of Radiology

●	National Board of Medical Examiners Diplomate

●	Medical License from the state of North Carolina

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended October 31, 2020 and up through the date of this filing except as follows:

a.	Ian T. Bothwell filed a late Form 4 in March 2020 regarding the grant of warrants in February 2020. a late Form 4 in August 2020 regarding the grant of common shares in May 2020, a late Form 4 in September 2020 regarding the grant of common shares in August 2020 and September 2020, and a late Form 4 in December 2020 regarding the grant of common shares in August 2020, September 2020 and December 2020;

b.	Dr. Allen Meglin filed a late Form 3 in August 2020 regarding his appointment as a director in March 2020 and a late Form 4 in August 2020 regarding the purchase of common shares in April 2020, May 2020 and July 2020 and a late Form 4 in September 2020 regarding the purchase of common shares in August 2020 and a late Form 4 in December 2020 regarding the purchase of common shares in October 2020 and the grant of common shares in December 2020;

c.	Dr. Maria Ines Mitrani filed a late Form 4 in August 2020 regarding the grant of common shares in May 2020, a late Form 4 in September 2020 regarding the grant of common shares in August 2020 and September 2020, and a late Form 4 in December 2020 regarding the grant of common shares in August 2020, September 2020 and December 2020 and as a result of being the spouse Mr. Albert Mitrani, who was a reporting person from the issuances and exercises described below;

d.	Dr. George Shapiro filed a late Form 4 in March 2020 regarding the grant of common shares in February 2020. a late Form 4 in August 2020 regarding the grant of common shares in May 2020, a late Form 4 in September 2020 regarding the grant of common shares in August 2020 and September 2020, and a late Form 4 in December 2020 regarding the grant of common shares in August 2020 and September 2020;

e.	Robert W. Zucker filed a late Form 4 in August 2020 in connection with his grant of common shares in April 2020;

f.	Albert Mitrani filed a late Form 4 in August 2020 regarding the grant of common shares in May 2020, a late Form 4 in September 2020 regarding the grant of common shares in August 2020 and September 2020, and a late Form 4 in December 2020 regarding the grant of common shares in August 2020, September 2020 and December 2020 and as a result of being the spouse Dr. Maria Ines Mitrani, who was a reporting person from the issuances and exercises described above.

g.	Michael Carbonara filed a late Form 3 in September 2020 regarding his appointment as a director in March 2020, a late Form 4 in September 2020 regarding the purchase of common shares in April 2020 and a late Form 4 in December 2020 regarding the grant of common shares in December 2020;

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended October 31, 2020; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended October 31, 2020 whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended October 31, 2020.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Consideration ($)		Total Actually Received ($)
Albert Mitrani - CEO, President	2020	382,620(	5)	37,500(	5)	1,755,000	-0-	-0-	-0-	68,017(	9)	2,243,137
Secretary and Treasurer (1)	2019	339,852(	5)	-0-		-0-	-0-	-0-	-0-	50,205(	9)	390,057

Dr. Maria I. Mitrani, VP and	2020	300,000(	6)	37,500(	6)	1,755,000	-0-	-0-	-0-	-0-		2,092,500
Chief Science Officer (2)	2019	277,083(	6)	-0-		-0-	-0-	-0-	-0-	-0-		277,083

Ian T. Bothwell,	2020	300,000(	7)	37,500(	7)	1,755,000	176,250	-0-	-0-	-0-		2,268,750
Chief Financial Officer (3)	2019	277,083(	7)	-0-		-0-	-0-	-0-	-0-	-0-		277,083

George Shapiro,	2020	54,833(	8)	-0-		1,895,000	-0-	-0-	-0-	-0-		1,949,833
Chief Medical Officer (4)	2019	-0-		-0-		134,000	-0-	-0-	-0-	-0-		134,000

(1)	Albert Mitrani was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company on June 24, 2015. He was replaced as Chief Executive Officer in April 2018. He was appointed as Chief Executive Officer and principal executive officer in September 2019. During fiscal year 2020, Mr. Mitrani was granted 65,000,000 shares of common stock of the Company with an aggregate grant value of $1,755,000. See Note 10 to the October 31, 2020 audited consolidated financial statements for a description of the assumptions used in determining the value of the stock granted.

(2)	Dr. Maria I. Mitrani is Albert Mitrani’s wife. Dr. Maria I. Mitrani was appointed as the Vice President and Chief Science Officer of the Company on November 4, 2016. During fiscal year 2020, Dr. Mitrani was granted 65,000,000 shares of common stock of the Company with an aggregate grant value of $1,755,000. See Note 10 to the October 31, 2020 audited consolidated financial statements for a description of the assumptions used in determining the value of the stock granted.

(3)	Ian Bothwell was appointed as the Chief Financial Officer of the Company on November 4, 2016. During fiscal year 2020, Mr. Bothwell was granted a warrant to purchase 7,500,000 shares of common stock and 65,000,000 shares of common stock of the Company with an aggregate grant value of 176,250 and $1,755,000, respectively. See Notes 10 and 11 to the October 31, 2020 audited consolidated financial statements for a description of the assumptions used in determining the value of the stock granted and the warrants issued.

(4)	Dr. George Shapiro was appointed as the Chief Medical Officer in September 2018. During fiscal year 2020, Dr. Shapiro was granted 70,000,000 shares of common stock of the Company with an aggregate grant value of $1,895,000. During fiscal year 2019, Dr. Shapiro was granted 5,000,000 shares of common stock of the Company with an aggregate grant value of $134,000. See Note 10 to the October 31, 2020 audited consolidated financial statements for a description of the assumptions used in determining the value of the stock granted.

(5)	$216,436 and $132,105 of salary and commissions were accrued and unpaid at October 31, 2020 and 2019, respectively.

(6)	$233,655 and $129,613 of salary was accrued and unpaid at October 31, 2020 and 2019, respectively.

(7)	$649,407 and $321,907 of salary was accrued and unpaid at October 31, 2020 and 2019, respectively.

(8)	$54,833 of salary was accrued and unpaid at October 31, 2020.

(9)	Albert Mitrani’s and his wife, Dr. Maria I. Mitrani, received benefits totaling approximately $68,017 and $50,205 during the fiscal year ended October 31, 2020 and 2019, respectively.

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of October 31, 2020. The Company has securities authorized for issuance under the 2020 Plan, the Board Plan and the MCPP.

Executive Employment Agreements

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

Amendments To The April 2018 Executive Employment Agreements

February 26, 2020 Amendment

On February 26, 2020, the Company agreed to modify the employment agreement of Mr. Ian T. Bothwell, the Company’s Chief Financial Officer to provide Mr. Bothwell with:

●	an extension to his employment agreement dated April 13, 2018 from December 2020 to December 2023 consistent with other executives of the Company; and

●	a one-time bonus in the form of a fully vested cashless warrant to purchase 7,500,000 shares of common stock of the Company, exercisable for ten years at an exercise price of $0.28 per share, the closing price of the common stock on the date of the grant.

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

Severance Provisions:

Company termination without cause, Executive for good reason:

●	All existing accrued obligations existing at time of termination shall be paid to Executive.

●	Any unvested equity grants in favor of Executive shall immediately become fully vested and any pending grants pursuant to the MCPP eligible to be issued to Executive shall be granted to Executive, regardless of whether the associated milestone were achieved prior to termination,

●	Executive shall be entitled to a cash payment equal to his unpaid base salary for the remaining term in effect at time of the time of the termination or an amount equal to four times (4x's) the base salary in effect at the time of termination, whichever is greater,

●	Executive shall be entitled to a cash payment equal to his 200% of the prior year’s cash or stock bonus (excluding any stock grants received pursuant to the MCPP).

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

Executive termination due to disability, death, or non-renewal by Company:

●	All existing accrued obligations existing at time of termination shall be paid to Executive.

●	Any unvested equity grants in favor of Executive shall immediately become fully vested and any pending grants pursuant to the MCPP eligible to be issued to Executive shall be granted to Executive, regardless of whether the associated milestone were achieved prior to termination.

●	Executive shall be entitled to a cash payment equal to 299% of Executive’s base salary in effect at the time of termination, plus a gross up amount to cover Executive’s tax liability associated with such payment.

●	200% of the prior years cash or stock bonus (excluding MCPP performance stock grants).

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

On April 15, 2020, the Company issued 486,808 shares of common stock to a non-executive Board member in accordance with the Board Plan.

On June 29, 2020, the Board amended the MCPP, providing for the grant of common stock of the Company to the current non-executive members of the Board (consisting of Mr. Carbonara and Dr. Meglin) based on the achievement of certain defined milestones. See Note 10 to the October 31, 2020 audited consolidated financial statements for a detailed description of milestones.

During December 2020, the Board approved the bonus of newly issued common stock to the non-executive Board members (consisting of Mr. Carbonara and Dr. Meglin) totaling 2,000,000 shares. See Note 10 to the October 31, 2020 audited consolidated financial statements.

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

On April 15, 2020, the Company issued 486,808 shares of common stock to a non-executive Board member in accordance with the Board Plan. There were no other issuances to non-executive Bord members during the fiscal year ended October 31, 2020.

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

Pursuant to the MCPP, a total of 293,000,000 shares have been issued and approximately 582,500,000 shares are authorized to be issued under the MCPP subject to the achievement of the defined contingent performance based milestones described above and provided the milestones are achieved while the individual is employed and/or serving as a member of the Board:

		MCPP	MCPP
	MCPP	Remaining	Total
	Shares	Shares	Shares
Name	Awarded	Available	Approved
Albert Mitrani	65,000,000	137,500,000	202,500,000
Ian Bothwell	65,000,000	167,500,000	232,500,000
Dr. Maria I. Mitrani	65,000,000	167,500,000	232,500,000
Dr. George Shapiro	65,000,000	100,000,000	165,000,000
Dr. Allen Meglin	-	5,000,000	5,000,000
Michael Carbonara	-	5,000,000	5,000,000
Consultants	33,000,000	-	33,000,000
Total	293,000,000	582,500,000	875,500,000

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

The following table sets forth information with respect to the beneficial ownership of our common stock as of January 28, 2021, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding voting capital stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our capital stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

The percentages below are calculated based on 992,207,783 shares of common stock outstanding as of January 28, 2021. Except as noted, the business address of the persons listed below is c/o Organicell Regenerative Medicine, Inc. at 4045 Sheridan Ave., #239, Miami Beach, FL 33140.

NAME	TITLE	COMMON SHARES	PERCENTAGE (1)
Officer and Directors
Albert Mitrani (3)	Chief Executive Officer, President and Director	257,955,190	26.00%
Maria Ines Mitrani (4)	Chief Science Officer and Director	257,955,190	26.00%
Ian Bothwell (5)	Chief Financial Officer and Director	135,300,000	14.28%
George Shapiro	Chief Medical Officer and Director	77,500,000	7.81%
Michael Carbonara (2)	Director	46,000,000	4.64%
Allen Meglin	Director	14,589,180	1.47%

All officers and directors as a group (6 persons) (6)	--	531,344,370	53.90%

5% Stockholders (7)
Management and Business Associates Inc. (8)	--	128,425,073	12.94%

(1)	Based on 992,207,783 shares of common stock outstanding as of January 28, 2021 and 7,500,000 warrants to purchase 7,500,000 shares of common stock of the Company.

(2)	Held indirectly by Republic Asset Holdings LLC, an entity of which Michael Carbonara has voting and dispositive control. 102 NE 2nd Street, Boca Raton, FL 33432.
(3)	Includes 103,850,000 shares of common stock held by Maria Mitrani, Albert Mitrani’s wife.
(4)	Includes 154,105,190 shares of common stock held by Albert Mitrani, Maria Mitrani’s husband.
(5)	Includes 7,500,000 warrants to purchase 7,500,000 shares of common stock of the Company.
(6)	Includes 7,500,000 warrants to purchase 7,500,000 shares of common stock of the Company.
(7)	The Company has not received any filings by a third party indicating beneficial ownership of more than 5% of our outstanding voting capital stock that are not listed herein.

(8)	2060 Dartmouth Ave. N, St. Petersburg, Fl 33713.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2020 Plan	-0-	-0-	50,000,000
Board Stock Compensation Plan	-0-	-0-	4,513,192
Management And Consultants Performance Stock Plan	-0-	-0-	582,500,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Under Rule 404 of Regulation S-K, we are required to describe any transaction, since the beginning of the fiscal year ended October 31, 2019, or any currently proposed transaction, in which the Company was or is to be a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

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

Beginning October 1, 2020, the Company entered into a second lease agreement with Mariluna LLC for office space located in Aspen, CO. The lease expires on September 30, 2021 and does not provide for any renewal terms. Under the terms of the lease. The Company is required to make monthly rental payments of $6,500 and was required to provide a security deposit of $11,000 upon execution of the lease agreement.

In connection with Mr. Bothwell’s executive employment agreements, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $24,788 for the year ended October 31, 2020.

From time to time, Mr. Bothwell and/or his respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. As of October 31, 2020, $1,965 is owed to Mr. Bothwell and/or his respective affiliates. In addition, at October 31, 2020, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $216,436, $233,655 and $649,407, respectively and consulting fees owed to Dr. George Shapiro were $54,833.

From time to time, Mr. Iglesias and/or his respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. As of October 31, 2020, $220,897 are owed to Mr. Iglesias and/or his respective affiliates.

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

On October 10, 2019, the Company and Michael Carbonara, a director of the Company agreed to a convertible funding facility arrangement (“Funding Facility”) whereby Mr. Carbonara or its designee funded the Company $500,000. The Funding Facility was converted into 40,000,000 shares of newly issued restricted common stock of the Company on February 12, 2020, issued to Republic Asset Holdings LLC, a Company controlled by Mr. Carbonara.

On April 27, 2020, the Company sold 5,000,000 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.02 per share for an aggregate purchase price of $100,000.

During February 2019, during February 2019 and August 2019, the Board approved the issuance to Dr. George Shapiro (“CMO”) of 2,000,000 and 3,000,000 shares, respectively, of common stock. On February 26, 2020, the Company agreed to immediately grant the CMO 5,000,000 shares of common stock in recognition of past services provided to the Company through February 2020. In addition, the Company agreed to enter into a consulting agreement with the CMO to provide ongoing services to the Company. The CMO will receive compensation of $82,250 annually, commencing March 1, 2020. The term of the consulting agreement is one year, with automatic renewals for annual periods thereafter unless prior written notice is provided by either party of the desire to terminate.

For the year ended October 31, 2020 and 2019, the total amount of sales to customers related to our board of director members and/or employees of the Company totaled $95,455 and $71,650, respectively.

In connection with Mr. Robert Zucker’s resignation from the Board of Directors of the Company in April 2020, the Board approved the issuance to Mr. Zucker of 736,808 shares of unregistered common stock of the Company.

Effective December 21, 2020, the Company granted a bonus of $50,000 and 15,000,000 shares of common stock of the Company each to Mr. Mitrani, Dr. Mitrani and Mr. Bothwell and 1,000,000 shares of common stock of the Company each to Mr. Carbonara and Dr. Allen Meglin.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our principal independent accountants are Marcum LLP (“Marcum”).

Audit Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2020 and October 31, 2019 for professional services rendered by our principal accountants for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended October 31, 2020:	$150,000

Fiscal Year Ended October 31, 2019:	$150,000

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2020 and 2019 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended October 31, 2020:	$-

Fiscal Year Ended October 31, 2019:	$-

Tax Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2020 and 20189for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning.

Fiscal Year Ended October 31, 2020:	$-

Fiscal Year Ended October 31, 2019:	$-

All Other Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2020 and 2019 for products and services provided by the principal accountants, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended October 31, 2020:	$-

Fiscal Year Ended October 31, 2019:	$-

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No:	Description:
2.1	Plan and Agreement of Reorganization, dated April 23, 2018, between Management and Business Associates, LLC and Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 26, 2018 and incorporated by reference herein)
3.1	Articles of Incorporation, as amended (Filed as an exhibit to Registration Statement on Form S-1 filed on September 4, 2012 (File No: 333-183710) and incorporated by reference herein)
3.2	Certificate of Amendment to the Articles of Incorporation (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)
3.3	Amendment to the Certificate of Incorporation of Biotech Products Services and Research, Inc., filed with the Secretary of State of Nevada on July 22, 2017, effective July 10, 2017 (Filed as an exhibit to Form 10-K for the fiscal year ended October 31, 2017 filed on July 7, 2018 and incorporated by reference herein)
3.4	Series A Non-Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
3.5	Amendment to Certificate of Designation of Series A Non-Convertible Preferred Stock of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
3.6	Series B Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
3.7	Amendment to the Certificate of Incorporation of Biotech Products Services and Research, Inc., filed with the Secretary of State of Nevada on May 21, 2018, effective June 20, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
3.8	Certificate of Correction filed with the Secretary of State of Nevada on June 18, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
3.9	Certificate of Withdrawal filed with the Secretary of State of Nevada on June 14, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
3.10	Amended and Restated By-laws of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
3.11	Second Amended and Restated By-laws of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on December 18, 2017 and incorporated by reference herein)
3.12	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of Nevada on June 24, 2020, effective June 24, 2020. (Filed as an exhibit to Form 8-K filed on July 14, 2020 and incorporated by reference herein)

Exhibit No:	Description:
10.1	Stock Purchase Agreement dated October 30, 2015 between Biotech Products Services and Research, Inc. and John Goodhew (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)
10.2	Series A Non-Convertible Preferred Stock Share Exchange Agreement, dated November 1, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
10.3	Series B Convertible Preferred Stock Share Exchange Agreement, dated November 1, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
10.4	Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
10.5	Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
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

10.16	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.17	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.18	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Terrell Suddarth (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.19	Form of the Securities Purchase Agreement, dated March 29, 2017, by and among Biotech Products Services and Research, Inc., each of its Subsidiaries, the Agent, LLC, Dr. Bruce Werber and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.20	Form of the 10% Original Issue Discount Convertible Secured Promissory Note and Guarantee, dated March 29, 2017, of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.21	Form of the Security Agreement, dated March 29, 2017, by and among Biotech Products Services and Research, Inc., each of its Subsidiaries, and the Agent (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.22	Form of the Intellectual Property Security Agreement, dated March 29, 2017, by and among Biotech Products Services and Research, Inc., and each of its, Subsidiaries, and the Agent (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.23	Form of the Subsidiary Guarantee, dated March 29, 2017, by and among Biotech Products Services and Research, Inc. and each of its Subsidiaries (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.24	Employment Agreement, dated as of May 1, 2017, by and between Peter Taddeo and Mint Organics Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 24, 2017 and incorporated by reference herein)
10.25	Lease Agreement, dated May 23, 2017, by and between Sunwest Office Park, LLC and Anu Life Sciences, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 24, 2017 and incorporated by reference herein)
10.26	Asset Purchase Agreement, dated February 5, 2018, by and among Vera Acquisition, LLC, Anu Life Sciences, Inc., Biotech Products Services and Research, Inc. and Controlling Stockholders, and General Surgical Florida, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)
10.27	Distribution Agreement, dated February 5, 2018, by and between Vera Acquisition, LLC, and Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)

Exhibit No:	Description:
10.28	Separation and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo, and Mint Organics, Inc., Mint Organics Florida, Inc., Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.29	Share Purchase and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo and Biotech Products Services and Research, Inc. and Mint Organics, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.30	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.31	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Maria I. Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.32	Form of Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on April 26, 2018 and incorporated by reference herein)
10.33	Form of 2018 6% Convertible Debenture Issued by Biotech Products Services And Research, Inc., a Nevada corporation (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
10.34	Consulting Services Agreement effective as of March 30, 2020 between Assure Immune L.L.C and the Company (Filed as an exhibit to the Registrant’s Form 8-K filed on April 30, 2020 and incorporated by reference herein)
10.35	Amendment and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Albert Mitrani dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.36	Amendment and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Dr. Maria Mitrani dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.37	Amendment and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Ian T. Bothwell dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.38	Warrant for the purchase of shares of common stock of Organicell Regenerative Medicine inc. issued to Ian Bothwell dated February 26, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.39	Warrant for the purchase of shares of common stock of Organicell Regenerative Medicine inc. issued to Raymond Zoeller dated May 15, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

February 5, 2021

By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 5, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Albert Mitrani	Chief Executive Officer, President, Chief Operating Officer and Secretary, Director (Principal Executive Officer)	February 5, 2021
Albert Mitrani

/s/ Ian T. Bothwell	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	February 5, 2021
Ian T. Bothwell

/s/ Maria Ines Mitrani	Chief Science Officer, Director	February 5, 2021
Maria Ines Mitrani

/s/ George Shapiro	Chief Medical Officer, Director	February 5, 2021
George Shapiro

/s/ Allen Meglin	Director	February 5, 2021
Allen Meglin

/s/ Michael Carbonara	Director	February 5, 2021
Michael Carbonara