Form 10-Q
period 2021-01-31
Organicell Regenerative Medicine, Inc.
filed 2021-03-17
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission file number: 000-55008

Organicell Regenerative Medicine, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-4180540
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4045 Sheridan Ave, Suite 239
Miami Beach, FL	33140
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (888) 963-7881

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 1,041,341,874 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of March 16, 2021.

ORGANICELL REGENERATIVE MEDICINE, INC.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	January 31, 2021	October 31, 2020
Current Assets
Cash	$66,814	$590,797
Accounts receivable, net of allowance for bad debts	59,290	29,385
Prepaid expenses	80,305	78,790
Inventories	148,423	146,811
Total Current Assets	354,832	845,783

Property and equipment, net	399,306	365,234
Other assets – right of use	96,005	105,355
Security deposits	20,782	17,800
TOTAL ASSETS	$870,925	$1,334,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,585,605	$765,652
Accrued liabilities to management	1,403,699	1,156,295
Notes payable	4,392	6,949
Advances from affiliate	220,897	220,897
Finance lease obligations	55,318	50,843
Operating lease obligations	38,037	38,037
Convertible debentures	150,250	175,000
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	3,584,049	2,539,524

Long term finance lease obligations	107,024	119,146
Long term operating lease obligations	57,968	67,318
Total Liabilities	3,749,041	2,725,988
Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 1,010,132,783 and 939,942,783 shares issued and outstanding, respectively	1,010,133	939,943
Additional paid-in capital	33,129,945	26,536,430
Accumulated deficit	(37,018,194)	(28,868,189)
Total Stockholders’ Deficit	(2,878,116)	(1,391,816)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$870,925	$1,334,172

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,
	2021	2020

Revenues	$1,368,440	$696,948

Cost of revenues	168,171	99,720

Gross profit	1,200,269	597,228

General and administrative expenses	9,365,630	1,286,013

Loss from operations	(8,165,361)	(688,785)
Other income (expense)
Interest expense	(6,209)	(23,513)
Other	21,565	15,857

Loss before taxes	(8,150,005)	(696,441)

Provision for income taxes	–	–

Net loss	$(8,150,005)	$(696,441)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	966,563,218	505,054,740

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Three Months Ended January 31, 2021 and 2020

(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance October 31, 2020	939,942,783	$939,943	$26,536,430	$(28,868,189)	$(1,391,816)

Sale of common stock	800,000	800	39,200	-	40,000

Stock based compensation	69,390,000	69,390	6,554,315	-	6,623,705

Net loss	-	-	-	(8,150,005)	(8,150,005)

Balance January 31, 2021	1,010,132,783	$1,010,133	$33,129,945	$(37,018,194)	(2,878,116)

Balance October 31, 2019	502,936,805	$502,937	$14,219,736	$(16,285,222)	(1,562,549)

Sale of common stock	3,250,000	3,250	61,750	-	65,000

Stock based compensation	2,650,000	2,650	90,834	-	93,484

Net loss	-	-	-	(696,441)	(696,441)

Balance January 31, 2020	508,836,805	$508,837	$14,372,320	$(16,981,663)	(2,100,506)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended January 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,150,005)	$(696,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,192	6,434
Stock-based compensation	6,623,705	93,484
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	(29,905)	(37,532)
Prepaid expenses	(1,515)	47,003
Inventories	(1,612)	(51,676)
Accounts payable and accrued expenses	819,953	179,223
Accrued liabilities to management	247,404	182,452
Security deposits	(2,982)	-
Net cash used in operating activities	(482,765)	(277,053)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(46,264)	(28,902)

Net cash used in investing activities	(46,264)	(28,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	-	300,000
Payments on finance lease	(7,647)	(25,430)
Repayments of notes payable	(27,307)	(23,904)
Proceeds from sale of common stock	40,000	65,000
Net cash provided by financing activities	5,046	315,666

Increase (decrease) in cash	(523,983)	9,711
Cash at beginning of period	590,797	132,557
Cash at end of period	$66,814	$142,268

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$11,672	$25,232

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

For the three months ended January 31, 2021, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) and wholly owned subsidiary, with a business purpose to sell therapeutic products to Providers. During November 2020, the Company formed Livin Again Inc.(“Livin”), a wholly owned subsidiary of the Company for the purpose of among other things, providing independent education, advertising and marketing services, (“Marketing Services”) to providers that provide medical and other healthcare, anti-aging and regenerative services (“Regenerative Services”) including FDA-approved IV vitamin and mineral liquid infusions (“IV Drip Therapies”). As of January 31, 2021, Livin did not have any significant activity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended October 31, 2020 filed with the Securities and Exchange Commission.

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At January 31, 2021, the Company did not hold cash balances in any financial institution in excess of FDIC insurance coverage limits.

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

Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay their obligation. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the three months ended January 31, 2021 and 2020, the Company did not record any bad debt expense.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company provides reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At January 31, 2021, the Company determined that there were not any reserves required in connection with our finished goods.

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

At January 31, 2021, the Company had 9,500,000 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2021. At January 31, 2020, the Company had 3,257,943 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2020.

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the estimated fair value of the option or warrant.

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $662,000 and $72,000 for the three months ended January 31, 2021 and 2020, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the three months ended January 31, 2021 and 2020 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during that period. There is a full valuation allowance established for the tax benefit associated with the net losses for the three months ended January 31, 2021 and 2020.

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

The Company currently has 2,500,000,000 authorized shares of common stock of which 1,041,341,874 shares are issued and outstanding. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees. Currently the amount of authorized shares is sufficient to provide for the additional shares that the Company may be contingently obligated to issue under existing arrangements.

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

The Company did not have any convertible instruments outstanding at January 31, 2021 and October 31, 2020 that qualify as derivatives.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after January 31, 2021 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $8,165,361 for the three months ended January 31, 2021. In addition, the Company had an accumulated deficit of $37,018,194 at January 31, 2021. The Company had a negative working capital position of $3,229,217 at January 31, 2021.

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of January 31, 2021, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	January 31, 2021	October 31, 2020
Raw materials and supplies	$23,321	$26,199
Finished goods	125,102	120,612

Total inventories	$148,423	$146,811

NOTE 5 - PROPERTY AND EQUIPMENT

	January 31, 2021	October 31, 2020
Computer equipment	$8,653	$8,653
Finance lease equipment	239,595	239,595
Manufacturing equipment	217,694	171,430
	465,942	419,678
Less: accumulated depreciation	(66,636)	(54,444)
Total property and equipment, net	$399,306	$365,234

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

Depreciation expense totaled $12,192 and $6,434 for the three months ended January 31, 2021 and 2020, respectively.

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

Operating Lease Obligations:

Administrative Office

The Company’s corporate administrative offices are leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani. During July 2020, the Company entered into an extension of the operating lease agreement. The lease term is for an additional 36 months beginning July 1, 2020, with a monthly rental rate of $3,500. On July 1, 2020, in connection with the adoption of ASC 842, the Company recorded a ROU asset and corresponding operating lease obligation of $117,659 (present value of the associated leased payments based on an assumed borrowing rate of 4.5%).

Lease expense for the three months ended January 31, 2021 and 2020 was $9,350 and $8,475, respectively.

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

During April 2020, June 2020, August 2020, September 2020 and February 2021, each of the current executives of the Company, Albert Mitrani, Dr. Mari Mitrani, Ian Bothwell and Dr. George Shapiro (“Current Executives”) were granted rights under the Management and Consultant Performance Plan (“MCPP”) to receive common stock of the Company based on the achievement of certain defined milestones. In addition, during June 2020, each of the current non-executive members of the Board were granted rights under the MCPP to receive common stock of the Company based on the achievement of certain defined milestones (see Note 10).

The Company’s corporate administrative offices are leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani. During July 2020, the term of the lease was been extended through June 2023. Beginning July 2020, the monthly rent increased from $2,900 to $3,500. The Company paid a security deposit of $5,000. Total rent expense for the three months ended January 31, 2021 and 2020 was $10,500 and $8,700, respectively.

Beginning October 1, 2020, the Company entered into a second lease agreement with Mariluna LLC for office space located in Aspen, CO. The lease expires on September 30, 2021 and does not provide for any renewal terms. Under the terms of the lease. The Company is required to make monthly rental payments of $6,500 and was required to provide a security deposit of $11,000 upon execution of the lease agreement. Total rent expense for the three months ended January 31, 2021 was $19,500.

In connection with Mr. Bothwell’s executive employment agreements, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $8,270 for the three months ended January 31, 2021.

For the three months ended January 31, 2021, the Company sold a total of $333,760 of product to a management services organization (MSO) that provides administrative services and contracts for medical supplies for several medical practices, including $53,980 of products purchased from the Company that were attributable to the medical practice owned by one of our board of director members. The board of director member also has an indirect economic interest in the parent company that owns the MSO. For the three months ended January 31, 2020, the total amount of sales of products to customers related to our board of director members and/or employees of the Company totaled $10,400.

At January 31, 2021, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $307,388, $295,555 and $725,340, respectively and consulting fees owed to Dr. George Shapiro were $75,396.

On February 26, 2020, the Company agreed to enter into a consulting agreement with Dr. George Shapiro, the Company’s Chief Medical Officer (“CMO”) to provide ongoing services to the Company. The CMO will receive compensation of $82,250 annually, commencing March 1, 2020. The term of the consulting agreement is one year, with automatic renewals for annual periods thereafter unless prior written notice is provided by either party of the desire to terminate. During February 2021, the consulting arrangement was amended whereby the CMO’s accrued and unpaid consulting fees of $82,250 were fully satisfied though the issuance of 500,000 shares of newly issued common stock of the Company. Furthermore, until the CMO becomes a full-time employee of the Company and provided the CMO continues to serve in his current position, the CMO shall receive compensation equal to $27,000 per quarter beginning May 1, 2021, payable in cash or in stock (based on the average monthly trading price of the common stock during the applicable quarter) at the option of the Company.

Effective December 21, 2020, the Company granted a bonus of $50,000 and 15,000,000 shares of common stock of the Company each to Mr. Mitrani, Dr. Mitrani and Mr. Bothwell and 1,000,000 shares of common stock of the Company each to Mr. Carbonara and Dr. Allen Meglin (see Note 10).

On February 22, 2021, the Company sold 1,818,181 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.055 per share for an aggregate purchase price of $100,000 (see Note 10).

NOTE 8 - NOTES PAYABLE

On June 20, 2018, the Company issued a total of $150,000 of convertible 6% debentures (“150,000 Debentures”) to an accredited investor. The principal amount of the $150,000 Debentures, plus accrued and unpaid interest through June 30, 2019 were payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $150,000 Debentures were prepaid at the sole option of the Company, were converted as provided for under the terms of the $150,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $150,000 Debentures. Interest on the $150,000 Debentures for each calendar quarter ended beginning with the quarter ended June 30, 2018 is payable on the 10th business day following the immediately prior calendar quarter. At January 31, 2021, the principal balance of the $150,000 Debentures outstanding was $144,000 and accrued and unpaid interest was $720.

During October 2018, the Company issued a total of $70,000 of convertible 6% debentures (“70,000 Debentures”) to two accredited investors. The principal amount of the $70,000 Debentures, plus accrued and unpaid interest through September 30, 2019 were payable on the 10th business day subsequent to September 30, 2019. The $70,000 Debentures were not paid on the required maturity dates. On June 25, 2020, the Company entered into a settlement and general release agreement with the holder of the $50,000 Debenture (one of the two holders that participated in the $70,000 Debentures described above), whereby the Company was required to repay the balance of the $50,000 Debenture in eight monthly installments of $6,250 plus outstanding accrued interest beginning June 30, 2020 and ending on January 31, 2021. During February 2021, the $50,000 Debenture was repaid in full. During October 2020, the Company and the holder of the $20,000 debenture (one of the two holders that participated in the $70,000 Debentures described above), agreed to convert the principal amount of the $20,000 debenture plus interest accrued and unpaid through the date of the conversion totaling approximately $20,300 into 160,000 shares of common stock of the Company (approximately $0.125 per share).

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

NOTE 9 — IRS PENALTIES

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement. During the period that the appeal is being reviewed and a determination is made by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $70,000 of accrued tax penalties on the balance sheet as of January 31, 2021 and October 31, 2020.

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

Issued Shares

As of January 31, 2021, there were no designations of Preferred Stock authorized or outstanding.

Common Stock

On December 21, 2020 and January 4, 2021, pursuant to the Nevada Revised Statutes and the Bylaws of the Company, the Board of Directors of the Company and the stockholders having the voting equivalency of 53.55% of the outstanding capital stock, respectively, approved the filing of an amendment to the Articles of Incorporation of the Company to increase the authorized amount of common stock from 1,500,000,000 to 2,500,000,000, without changing the par value of the common stock or authorized number and par value of “blank check” Preferred Stock. On January 19, 2021, the Company filed a Definitive 14C with the SEC regarding the corporate action. On February 10, 2021, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effectuate the corporate action on February 9, 2021.

Issuances of Common Stock - Sales:

During November 2020, the Company sold 800,000 shares of common stock to an “accredited investor”, at $0.05 per share, for an aggregate purchase price of $40,000. The proceeds were used for working capital.

During February 2021, the Company sold an aggregate of 12,340,910 shares of common stock to five “accredited investors”, at prices ranging from $0.05 per share to $0.06 per share for an aggregate purchase price of $665,000. The proceeds were used for working capital.

On February 22, 2021, the Company sold 1,818,181 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.055 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital. The sales price was at a discount to the trading price of $0.086 as of the effective date of the transaction, resulting in additional stock-based compensation expense of $56,364, which has been recorded during the quarter ended April 30, 2021.

Issuances of Common Stock – Stock Compensation:

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

During December 2020, the Board approved the bonus of 47,675,000 shares of newly issued common stock to executive management (consisting of Mr. Mitrani, Dr. Mitrani and Mr. Bothwell) totaling 45,000,000 shares; non-executive Board members (consisting of Mr. Carbonara and Dr. Meglin) totaling 2,000,000 shares; administrative staff totaling 550,000; and to several medical advisors totaling 125,000 shares. The Company recorded a total of $5,721,000 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended January 31, 2021.

During December 2020, January 2021 and February 2021, the Company issued 25,000, 240,000 and 50,000 shares of unregistered common stock, respectively, valued at prices ranging from $0.35 to $0.17 per share, the closing price of the common stock of the Company on the respective grant dates. The Company recorded $14,480 of stock-based compensation expense during the quarter ended January 31, 2021 and will record $7,875 of stock-based compensation expense during the quarter ended April 30, 2021 based on the grant date fair value of these shares.

During February 2021, the consulting arrangement was amended whereby the CMO’s accrued and unpaid consulting fees of $82,250 were fully satisfied though the issuance of 500,000 shares of newly issued common stock of the Company. Furthermore, until the CMO becomes a full-time employee of the Company and provided the CMO continues to serve in his current position, the CMO shall receive compensation equal to $27,000 per quarter beginning May 1, 2021, payable in cash or in stock (based on the average monthly trading price of the common stock during the applicable quarter) at the option of the Company.

During February 2021, the Company entered into a consulting agreement with a third party to provide consulting services for a one-year period. As consideration for agreeing to provide consulting services to the Company, the Company agreed to issue the consultant 500,000 shares of unregistered common stock upon completion of the three-month anniversary of the agreement. In addition, the Company has agreed to provide an additional 250,000 shares of newly issued common stock for each celebrity and/or athlete which the consultant arranges to provide marketing services to the Company and that is responsible for bringing a minimum of $75,000 of monthly revenues in connection with sales of the Company’s products. The shares issued were valued at $0.08 per share, the closing price of the common stock of the Company on the effective date of the agreement.

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

On February 10, 2021, the Board amended the MCPP, providing for the grant of common stock of the Company of 5 million shares for each Phase II clinical trial completed, 5 million shares for each Phase III clinical trial approved and initiated (deemed to be upon the time the first patient is enrolled) and 10.0 million shares for each Phase III clinical trial fully enrolled. In addition, the CMO’s portion of a designated grant for an achievement of any applicable Milestone subsequent to September 23, 2020 was reduced to 30% until the time that the CMO becomes a full-time employee of the Company.

Pursuant to the MCPP, a total of 326,000,000 shares have been issued and as described above, additional shares are authorized to be issued under the MCPP subject to the achievement of the defined contingent performance based milestones described above and provided the milestones are achieved while the individual is employed and/or serving as a member of the Board:

MCPP
Shares
Name	Awarded
Albert Mitrani	75,000,000
Ian Bothwell	75,000,000
Dr. Maria I. Mitrani	75,000,000
Dr. George Shapiro	68,000,000
Consultants	33,000,000
Total	326,000,000

The Company will record stock-based compensation expense in connection with any MCPP Shares that are actually awarded based on the fair value as of the initial grant date that the respective milestone for the MCPP Shares were approved. For the MCPP Shares approved on April 25, 2020, June 29, 2020, August 14, 2020, September 23, 2020, and February 10, 2021, the closing price of the common stock of the Company was $0.027, $0.056, $0.128, $0.28 and 0.108, respectively.

In connection with the MCPP Shares that have been awarded to date, all such shares were issued in connection with the MCPP Shares approved on April 25, 2020 and accordingly were valued $0.027 per share, the closing price of the common stock of the Company on the date that those respective MCPP Shares were approved.

During the quarter ended January 31, 2021 and on February 10, 2021, a total of 16,500,000 and 16,500,000 shares, respectively, were issued in connection with certain Milestones achieved. The Company recorded a total of $445,500 of stock-based compensation expense during the quarter ended January 31, 2021 and will record $445,500 of stock-based compensation expense during the quarter ended April 30, 2021, based on the fair value of the actual MCPP Shares awarded during each of those respective periods.

NOTE 11 – WARRANTS

A summary of warrant activity for the three months ended January 31, 2021 and 2020 are presented below.

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2020	9,500,000	$0.03	7.90	$1,268,000
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired/Forfeited	—	$—	—	$—
Outstanding and exercisable at January 31, 2021	9,500,000	$0.03	7.65	$546,000

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2019	4,529,371	$0.20	0.30	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired/Forfeited	(1,271,428)	$0.15	—	$—
Outstanding and exercisable at January 31, 2020	3,257,943	$0.22	0.08	$—

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The description of Mr. Mitrani’s, Dr. Mitrani’s and Mr. Bothwell’s executive employment agreements executed in April 2018 (collectively referred to as the April 2018 Executive Employment Agreements) are summarized below:

April 2018 Executive Employment Agreements

General

Pursuant to Albert Mitrani’s April 2018 Executive Employment Agreement, Mr. Mitrani serves as the Company’s President and Chief Operating Officer. Mr. Mitrani’s base annual salary is $162,500, which shall accrue commencing on the Effective Date and shall be payable in equal semi-monthly installments, commencing May 1, 2018, in arrears. The base salary shall be reviewed at least annually by the Board and the Board may, but shall not be required to, increase the base salary during the Employment Term. Mr. Mitrani is also entitled to a commission on all sales attributable to him (i.e., excluding existing customers of the Company at the time of the Reorganization) at the rate of five percent (5%) of the “Net Sales” as defined in the agreement and an expense allowance of $5,000 per month.

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

c)	Executive shall be entitled to a cash payment equal to his unpaid base salary for the remaining term in effect at time of the time of the termination or an amount equal to four times (4x’s) the base salary in effect at the time of termination, whichever is greater,

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

Sales Executives

On January 6, 2020, the Company entered into employment agreements with two individuals (“Sales Executives”), each to serve as a Vice President – Global Sales and Marketing. The terms of each Sales Executive employment agreement are identical (“VP Agreements”). The initial term of the VP agreements are for three years and provide for automatic annual renewals thereafter, unless either party provides 90-day written notice prior to expiration of the then current term. The VP Agreements may also be terminated by the Company beginning June 30, 2020 in the event the Sales Executive fails to meet certain defined minimum revenue growth milestones. The Sales Executives will receive compensation in the form of monthly salary of $18,000 and a quarterly override during the calendar year 2020 based on revenues earned by the Company during each quarterly period that exceed $600,000 (“Override Threshold”) beginning for the quarter ended June 30, 2020. The VP Agreements also require the Sales Executives and the Company to mutually agree on the Override Threshold for calendar years 2021 and 2022, which has yet to be agreed to.

The VP Agreements also provide the Sales Executives with the right for each to receive an additional 750,000 shares of common stock at the end of each quarterly anniversary of the VP Agreements throughout the Initial Term (maximum 9,000,000 shares) (“Performance Shares”), provided that the VP Agreements remain in effect during the applicable quarterly period. The vesting of the Performance Shares may also be accelerated based on achievement of certain revenue milestones. During the quarter ended January 31, 2021, a total of 2,700,000 of Performance shares vested in connection with the VP Agreements resulting in stock-based compensation expense of $94,500.

Consultant Agreements

Effective March 30, 2020 (the “Effective Date”), the Company entered into a consulting agreement (“Agreement”) with Assure Immune L.L.C. (the “Consultant”) for an initial term of one year (the “Initial Term”) with automatic renewals for two (2) additional annual periods (each a “Renewal Term,” and together with the “Initial Term,” the “Term”), unless written notice is provided by either party at least 45 days prior to the applicable termination date. Neither party provided written notice within the specified deadlines to terminate upon expiration of the Initial Term and as a result the Term has been extended to March 30, 2022. Under the Agreement, the Consultant will provide the Company during the Term with expertise, experience, advice and direction associated with the critical functional executive level roles of the Company as it relates to the oversight and management of the Company’s regulatory, research and development and laboratory operations, consistent with the Company’s corporate mission and strategies and subject to the resource limitations of the Company. In connection with the Agreement, the Consultants will receive monthly fees of $30,000 during the Initial Term and monthly consulting fees of $35,000 during the first Renewal Term and $40,000 during the second Renewal Terms, if any. In addition. the Company agreed to issue to the Consultant or its designees 12,000,000 shares of common stock of the Company (“Shares”), 50% of which Shares vest as of the Effective Date and balance of which Shares vest upon the six-month anniversary of the Effective Date. The Agreement also provides that upon the commencement of each Renewal Term, if any, the Consultant will receive up to 6,000,000 additional Shares, 50% of which Shares will vest on the commencement date of the Renewal Term and the balance of which additional Shares will vest on the six (6) month anniversary of such date. In connection with the Agreement, the Consultant (and its principals) are obligated to comply with customary confidentiality, non-compete and non-solicitation covenants and have agreed that all intellectual property developed during the term of the Agreement shall remain the property of the Company. In addition to the Shares to be issued above, the Consultant or its designees will be entitled to participate in the Company’s Management and Consultants Performance Stock Plan (the “MCPP”), more fully described in Note 10.

During October 2020, the Company entered into a consulting agreement with a third party to provide consulting services in connection with the development of international research and development, sales and distribution and investment opportunities. As consideration for agreeing to provide the consulting services to the Company, the Company has agreed to pay the consultants a minimum of $12,500 per month for the first three months of the agreement and to issue up to 5,000,000 shares of restricted common stock (valued at $0.175 per share, the closing price of the common stock of the Company on the grant date), based on successful performance of defined milestones. The agreement may be terminated after the third month anniversary of the agreement with or without cause. The Company will record up to $875,000 of stock-based compensation expense at the time that any shares actually become vested as a result of achievement of the defined milestones.

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

For the three months ended January 31, 2021, the Company incurred approximately $432,000 of expenses in connection with the above CRO agreements of which $432,000 was outstanding to the CRO at January 31, 2021.

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

As of January 31, 2021, there was approximately $721,415 of unpaid Original Base Salary and Incremental Salary related to the period prior to December 31, 2019 and $552,817 of unpaid Original Base Salary and Incremental Salary related to the period January 1, 2020 through January 31, 2021, that could be converted in the future into approximately 33,719,900 shares of common stock.

NOTE 13 - SEGMENT INFORMATION

The Company has only one operating segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless stated otherwise, the words “we,” “us,” “our,” the “Company” or “Organicell” in this Quarterly Report on Form 10-Q refer to Organicell Regenerative Medicine, Inc., a Nevada corporation, and its subsidiaries.

Cautionary Note Regarding Forward- Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. The Company’s actual results may differ materially from those anticipated, estimated, projected or expected by management.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Overview

We are a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and to provide other related services. Our proprietary products are derived from perinatal sources and manufactured to retain the naturally occurring microRNAs, without the addition or combination of any other substance or diluent (“RAAM Products”). Our RAAM Products and related services are principally used in the health care industry administered through doctors and clinics (“Providers”).

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

During November 2020, the Company formed Livin’ Again Inc., a wholly owned subsidiary of the Company for the purpose of among other things, providing independent education, advertising and marketing services, to providers that provide medical and other healthcare, anti-aging and regenerative services. including FDA-approved IV vitamin and mineral liquid infusions. The Company intends to initially market such services by coordinating turnkey opportunities for Providers to provide IV Drip Therapies at select properties and locations.

COVID-19 impact on Economy and Business Environment

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

The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing in Item 1. of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended January 31, 2021 compared to three months ended January 31, 2020

Revenues

Our revenues for the three months ended January 31, 2021 were $1,368,440, compared to revenues of $696,948 for the three months ended January 31, 2020. The increase in revenues during the three months ended January 31, 2021 of $671,492 (96.4%) was primarily the result of the Company being able to realize an increase of approximately 106.0% (approximately $704,334) in unit sales of its products during the three months ended January 31, 2021 compared with the three months ended January 31, 2020, partially offset from a decrease of approximately 4.7% (approximately $32,842) in the average sales prices for the products sold during the three months ended January 31, 2021 compared with the average sales prices realized on products sold during the three months ended January 31, 2020. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the Company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations. The decrease in the average sales prices realized on products sold during the three months ended January 31, 2021 compared with the three months ended January 31, 2020 was due to an increase in the sales of the Company’s aesthetic product offerings which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues

Our cost of revenues for the three months ended January 31, 2021 were $168,171, compared with cost of revenues of $99,720 for the three months ended January 31, 2020. The increase in the cost of revenues during the three months ended January 31, 2021 compared with the three months ended January 31, 2020 was due to an increase in the amount of units sold of 106.0% (approximately $86,557) during the three months ended January 31, 2021 compared with the three months ended January 31, 2020, partially offset from the reduction in the cost of units sold of 18.2% (approximately ($18,106) during the three months ended January 31, 2021 compared to costs of units sold during the three months ended January 31, 2020, which as described above was primarily the result of the Company’s increase in the sales of the Company’s aesthetic product offerings during the three months ended January 31, 2021 compared to the three months ended January 31, 2020 which have a lower cost of revenue than the Company’s medical grade product offerings.

Gross Profit

Our gross profit for the three months ended January 31, 2021 was $1,200,269, compared with gross profit of $597,228 for the three months ended January 31, 2020. The increase in gross profit during the three months ended January 31, 2021 was the result of higher amount of units sold and lower cost of units sold during the three months ended January 31, 2021 compared to the three months ended January 31, 2020. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness and the introduction of new and more advanced product offerings. The lower cost of units sold was due to the Company’s increase in the sales of the Company’s aesthetic product offerings during the three months ended January 31, 2021 compared to the three months ended January 31, 2020 which have a lower cost of revenue than the Company’s medical grade product offerings.

General and Administrative Expenses

General and administrative expenses for the three months ended January 31, 2021 were $9,365,630, compared with $1,286,013 for the three months ended January 31, 2020, an increase of $8,079,617. The increase in the general and administrative expenses for the three months ended January 31, 2021 compared with the three months ended January 31, 2020 was primarily the result of increased stock-based compensation costs to advisors, consultants and administrative staff totaling $6,530,221, increased research and development costs of $589,730, increased commissions due from sales of the Company’s products of $214,190, increased payroll and consulting costs of approximately $521,617, increased professional fees of $141,872 increased office related costs of $42,440 and approximately $97,008 of increased laboratory related expenses, partially offset from reduced trade show and marketing related costs of $59,059. The increase in research and development costs, payroll and consulting costs, professional fees and laboratory related expenses was the result of the Company’s expansion of its research and development activities primarily relating to the filing and approval of IND applications and the performance of clinical trials.

Other Income (Expense)

Other income, net, for the three months ended January 31, 2021 was 15,356, compared with other (expense), net, of ($7,656) for the three months ended January 31, 2020. The net increase in other income, net, of $23,012 was the result of increased other income of $5,708 and reduced interest costs associated with interest-bearing obligations totaling $17,304 during the three months ended January 31, 2021 compared to three months ended January 31, 2020.

Liquidity and Capital Resources

During the fiscal three months ended January 31, 2021 and through the date of this Quarterly Report on Form 10-Q, the Company has relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

1.	During November 2020, the Company sold 800,000 shares of common stock to an “accredited investor” at $0.05 per share, for an aggregate purchase price of $40,000. The proceeds were used for working capital.

2.	During February 2021, the Company sold an aggregate of 12,340,910 shares of common stock to five “accredited investors” at prices ranging from $0.05 per share to $0.06 per share for an aggregate purchase price of $665,000. The proceeds were used for working capital.

3.	On February 22, 2021, the Company sold 1,818,181 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.055 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.

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

	For the Three Months Ended January 31,
	2021	2020
Cash, beginning of year	$590,797	$132,557
Net cash used in operating activities	(482,765)	(277,053)
Net cash used in investing activities	(46,264)	(28,902)
Net cash provided by financing activities	5,046	315,666
Cash, end of year	$66,814	$142,268

During the three months ended January 31, 2021, the Company used cash in operating activities of $482,765, compared to $277,053 for the three months ended January 31, 2020, an increase in cash used of $205,712. The increase in cash used in operating activities was due to the increase in the general and administrative expenses during the three months ended January 31, 2021 after adjusting for non-cash charges (mostly related to stock-based compensation), resulting from increased payroll and consulting costs and laboratory related expenses in connection with the Company’s expansion of its research and development activities during the three months ended January 31, 2021, partially offset from the increase in revenues and gross profit during the three months ended January 31, 2021.

During the three months ended January 31, 2021, the Company had cash used in investing activities of $46,264, compared to cash used in investing activities of $28,902 the three months ended January 31, 2020. The increase in cash used in investing activities was due primarily due the acquisition of additional fixed assets required in connection with the expansion of the Company’s laboratory operations.

During the three months ended January 31, 2021, the Company had cash provided by financing activities of $5,046, compared to cash provided by financing activities of $315,666 for the three months ended January 31, 2020. The decrease in cash provided by financing activities was due to decreases in proceeds from the sale of equity securities and convertible notes of $25,000 and $300,000, respectively, and increases in repayments of outstanding debt obligations of $3,403, partially offset from reduced payments on finance leases of $17,783.

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $8,165,361 for the three months ended January 31, 2021. In addition, the Company had an accumulated deficit of $37,018,194 at January 31, 2021. The Company had a negative working capital position of $3,229,217 at January 31, 2021.

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the Company will be able to complete its revenue growth strategy, its expected required research and development activities or otherwise obtain sufficient working capital to cover ongoing cash requirements. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies. If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of January 31, 2021, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of October 31, 2020 and through the date of this report, we had no such arrangements.

Recently Issued Financial Accounting Standards

There were no recently issued financial accounting standards that would have an impact on the Company’s financial statements.

Critical Accounting Policies

Our unaudited consolidated financial statements reflect the selection and application of accounting policies which require us to make significant estimates and judgments. See Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, “Summary of Significant Accounting Policies”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported in accordance with the rules of the Securities and Exchange Commission (the “SEC”). Disclosure controls are also designed with the objective of ensuring that such information is accumulated appropriately and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2021, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company” we are not required to disclose information under this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following securities during the three months ended January 31, 2021 and through the date of this Quarterly Report on Form 10-Q:

1.	During November 2020, the Company sold 800,000 shares of common stock to an “accredited investor”, at $0.05 per share, for an aggregate purchase price of $40,000. The proceeds were used for working capital.

2.	During February 2021, the Company sold an aggregate of 12,340,910 shares of common stock to five “accredited investors”, at prices ranging from $0.05 per share to $0.06 per share for an aggregate purchase price of $665,000. The proceeds were used for working capital.

3.	On February 22, 2021, the Company sold 1,818,181 shares of common stock to Republic Asset Holdings LLC., a limited liability company controlled by Michael Carbonara, a director of the Company, at $0.055 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) and Regulation D promulgated thereunder due to the fact that there was no solicitation or advertising and the did not involve a public offering of securities.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Effective February 9, 2021, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to increase the authorized amount of common stock from 1,500,000,000 to 2,500,000,000, without changing the par value of the common stock or authorized number and par value of “blank check” Preferred Stock.

Item 6.	Exhibits.

Exhibit No:	Description:
3.1*	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of Nevada on February 10, 2021, effective February 9, 2021.
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANICELL REGENERATIVE MEDICINE, INC.

By:	/s/ ALBERT MITRANI
Albert Mitrani
Chief Executive Officer
(Principal Executive Officer)

March 17, 2021

By:	/s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 17, 2021