Form 10-Q
period 2021-04-30
Organicell Regenerative Medicine, Inc.
filed 2021-06-14
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

There were 1,098,734,505 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of June 1, 2021.

ORGANICELL REGENERATIVE MEDICINE, INC.

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2021	2020
ASSETS
Current Assets
Cash	$195,915	$590,797
Accounts receivable, net of allowance for bad debts	78,175	29,385
Prepaid expenses	126,331	78,790
Inventories	153,961	146,811
Total Current Assets	554,382	845,783

Property and equipment, net	386,642	365,234
Other assets – right of use	319,461	105,355
Security deposits	47,682	17,800
TOTAL ASSETS	$1,308,167	$1,334,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,598,028	$765,652
Accrued liabilities to management	1,271,042	1,156,295
Notes payable	4,392	6,949
Advances from affiliate	220,897	220,897
Finance lease obligations	56,002	50,843
Operating lease obligations	112,349	38,037
Convertible debentures	144,000	175,000
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	3,532,561	2,539,524

Long term finance lease obligations	86,946	119,146
Long term operating lease obligations	207,113	67,318
Total Liabilities	3,826,620	2,725,988

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 1,095,469,695 and 939,942,783 shares issued and outstanding, respectively	1,095,470	939,943
Additional paid-in capital	35,643,766	26,536,430
Accumulated deficit	(39,257,689)	(28,868,189)
Total Stockholders’ Deficit	(2,518,453)	(1,391,816)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,308,167	$1,334,172

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020

Revenues	$1,195,076	$608,230	$2,563,516	$1,305,178

Cost of revenues	136,321	97,278	304,492	196,998

Gross profit	1,058,755	510,952	2,259,024	1,108,180

General and administrative expenses	3,292,158	1,866,830	12,657,788	3,152,843

Loss from operations	(2,233,403)	(1,355,878)	(10,398,764)	(2,044,663)
Other income (expense)
Interest expense	(6,092)	(108,285)	(12,311)	(131,798)
Other	-	1,200	21,575	17,057

Loss before taxes	(2,239,495)	(1,462,963)	(10,389,500)	(2,159,404)

Provision for income taxes	–	–	–	–

Net loss	$(2,239,495)	$(1,462,963)	$(10,389,500)	$(2,159,404)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	1,053,064,834	557,530,849	1,009,097,162	531,004,464

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Three Months And Six Months Ended April 30, 2021 and 2020

(Unaudited)

Three Months Ended April 30,

	Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance February 1, 2021	1,010,132,783	$1,010,133	$33,129,945	$(37,018,194)	$(2,878,116)

Sale of common stock	27,796,912	27,797	1,262,203	-	1,290,000

Exchange of accounts payable for stock	500,000	500	81,750	-	82,250

Stock based compensation	57,040,000	57,040	1,169,868	-	1,226,908

Net loss	-	-	-	(2,239,495)	(2,239,495)

Balance April 30, 2021	1,095,469,695	$1,095,470	$35,643,766	$(39,257,689)	$(2,518,453)

Balance February 1, 2020	508,836,805	$508,837	$14,372,320	$(16,981,663)	$(2,100,506)

Sale of common stock	22,050,000	22,050	418,950	-	441,000

Conversion of debt and accrued interest	40,000,000	40,000	559,400	-	$599,400

Stock based compensation	22,611,808	22,612	676,440	-	699,052

Net loss	-	-	-	(1,462,963)	(1,462,963)

Balance April 30, 2020	593,498,613	$593,499	$16,027,110	$(18,444,626)	$(1,824,017)

Six Months Ended April 30,

	Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance October 31, 2020	939,942,783	$939,943	$26,536,430	$(28,868,189)	$(1,391,816)

Sale of common stock	28,596,912	28,597	1,301,403	-	1,330,000

Exchange of accounts payable for stock	500,000	500	81,750	-	82,250

Stock based compensation	126,430,000	126,430	7,724,183	-	7,850,613

Net loss	-	-	-	(10,389,500)	(10,389,500)

Balance April 30, 2021	1,095,469,695	$1,095,470	$35,643,766	$(39,257,689)	$(2,518,453)

Balance October 31, 2019	502,936,805	$502,937	$14,219,736	$(16,285,222)	$(1,562,549)

Sale of common stock	25,300,000	25,300	480,700	-	506,000

Conversion of debt and accrued interest	40,000,000	40,000	559,400	-	599,400

Stock based compensation	25,261,808	25,262	767,274	-	792,536

Net loss	-	-	-	(2,159,404)	(2,159,404)

Balance April 30, 2020	593,498,613	$593,499	$16,027,110	$(18,444,626)	$(1,824,017)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended April 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,389,500)	$(2,159,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	24,856	15,159
Interest expense on conversion of Funding Facility	-	94,170
Stock-based compensation	7,850,613	792,536
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	(48,791)	(11,892)
Prepaid expenses	(47,541)	80,069
Inventories	(7,150)	(83,820)
Accounts payable and accrued expenses	914,628	299,573
Accrued liabilities to management	114,747	317,226
Security deposits	(29,882)	-
Net cash used in operating activities	(1,618,020)	(656,383)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(46,264)	(43,233)
Net cash used in investing activities	(46,264)	(43,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	-	400,000
Payments on finance lease	(27,041)	(36,554)
Repayments of notes payable	(33,557)	(48,210)
Proceeds from sale of common stock	1,330,000	506,000
Net cash provided by financing activities	1,269,402	821,236

Increase (decrease) in cash	(394,882)	121,620
Cash at beginning of period	590,797	132,557
Cash at end of period	$195,915	$254,177

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$15,614	$39,568

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Exchange of accounts payable interest into common stock	$82,250	$-
Operating lease – right of use assets	$235,313	$-
Conversion of debt and accrued interest into common stock	$-	$599,400

The accompanying notes are an integral part of these consolidated financial statements.

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

For the six months ended April 30, 2021, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation (“General Surgical”) and wholly owned subsidiary, with a business purpose to sell therapeutic products to Providers. During November 2020, the Company formed Livin Again Inc. (“Livin”), a wholly owned subsidiary of the Company for the purpose of among other things, providing independent education, advertising and marketing services, (“Marketing Services”) to providers that provide medical and other healthcare, anti-aging and regenerative services (“Regenerative Services”) including FDA-approved IV vitamin and mineral liquid infusions (“IV Drip Therapies”). As of April 30, 2021, Livin did not have any significant activity.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At April 30, 2021, the Company did not hold cash balances in any financial institution in excess of FDIC insurance coverage limits.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the three months and six months ended April 30, 2021 and 2020, the Company did not record any bad debt expense.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company provides reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At April 30, 2021, the Company determined that there were not any reserves required in connection with our finished goods.

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

Net Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity instruments.

At April 30, 2021, the Company had 9,500,000 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months and six months ended April 30, 2021. At April 30, 2020, the Company had 7,500,000 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months and six months ended April 30, 2020.

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the estimated fair value of the option or warrant.

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies.  These costs are expensed as incurred. Our research and development expenses were approximately $234,300 and $33,600 for the three months ended April 30, 2021 and 2020, respectively. Our research and development expenses were approximately $896,200 and $105,800 for the six months ended April 30, 2021 and 2020, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the three months and six months ended April 30, 2021 and 2020 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during that period. There is a full valuation allowance established for the tax benefit associated with the net losses for the three months and six months ended April 30, 2021 and 2020.

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

The Company currently has 2,500,000,000 authorized shares of common stock of which 1,098,734,505 shares are issued and outstanding as of June 1, 2021. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees. Currently the amount of authorized shares is sufficient to provide for the additional shares that the Company may be contingently obligated to issue under existing arrangements.

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

The Company did not have any convertible instruments outstanding at April 30, 2021 and October 31, 2020 that qualify as derivatives.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after April 30, 2021 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $10,398,764 for the six months ended April 30, 2021. In addition, the Company had an accumulated deficit of $39,257,689 at April 30, 2021. The Company had a negative working capital position of $2,978,179 at April 30, 2021.

New United States Food and Drug Administration (“FDA”) regulations which were announced in November 2017 and which became effective beginning in May 2021 (postponed from November 2020 due to the COVID -19 pandemic) require that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”). The Company has not obtained any opinion or ruling regarding the Company’s operations and whether the processing, sales and distribution of the products it currently produces would be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s.

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

As a result of the above, the Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless (a) the Company’s ability to process, sell and distribute the products currently being produced or developed in the future are not restricted, (b) the United States economy resumes to pre-COVID-19 conditions and/or (c) additional sources of working capital through operations or debt and/or equity financings are realized. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses and research and development costs related to development of new products and to perform required clinical studies in connection with the sale of its products. The Company does not have any assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on its ability to produce and sell products it manufactures that are subject to changing technology and regulations that it currently sells and distributes to its customers. The Company’s current market capitalization, common stock liquidity and available authorized shares may hinder its ability to raise equity proceeds. The Company anticipates that future sources of funding, if any, will therefore be costly and dilutive, if available at all.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) the Company is able to continue to produce products or obtain products under supply arrangements which are in compliance with current and future regulatory guidelines, (2) the effects of the COVID-19 crisis resume to pre-COVID-19 market conditions, (3) the Company will be able to establish a stabilized source of revenues, including efforts to expand sales internationally and the development of new product offerings and/or designations of products, (4) obligations to the Company’s creditors are not accelerated, (5) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations, (6) the Company is able to continue its research and development activities, particularly in regards to remaining compliant with the FDA and ongoing safety and efficacy of its products, and/or (7) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the products we currently produce will not be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s and/or the Company will be able to complete its revenue growth strategy. There is no assurance that the Company’s research and development activities will be successful or that the Company will be able to timely fund the required costs of those activities. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies.

If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of April 30, 2021, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	April 30, 2021	October 31, 2020
Raw materials and supplies	$34,117	$26,199
Finished goods	119,844	120,612

Total inventories	$153,961	$146,811

NOTE 5 - PROPERTY AND EQUIPMENT

	April 30, 2021	October 31, 2020
Computer equipment	$8,653	$8,653
Finance lease equipment	239,595	239,595
Manufacturing equipment	217,694	171,430
	465,942	419,678
Less: accumulated depreciation	(79,300)	(54,444)
Total property and equipment, net	$386,642	$365,234

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

Depreciation expense totaled $12,665 and $8,725 for the three months ended April 30, 2021 and 2020, respectively. Depreciation expense totaled $24,856 and $15,159 for the six months ended April 30, 2021 and 2020, respectively.

NOTE 6 – LEASE OBLIGATIONS

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

Operating Lease Obligations:

Administrative Office

The Company’s corporate administrative offices are leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani. During July 2020, the Company entered into an extension of the operating lease agreement. The lease term is for an additional 36 months beginning July 1, 2020 and expiring June 30, 2023, with a monthly rental rate of $3,500. On July 1, 2020, in connection with the adoption of ASC 842, the Company recorded a ROU asset and corresponding operating lease obligation of $117,659 (present value of the associated leased payments based on an assumed borrowing rate of 4.5%).

Lease expense for the three months ended April 30, 2021 and 2020 was $9,350 and $8,571, respectively. Lease expense for the six months ended April 30, 2021 and 2020 was $18,700 and $17,046, respectively.

Beginning October 1, 2020, the Company entered into a second lease agreement with Mariluna LLC for office space located in Aspen, CO. The lease expires on September 30, 2021 and does not provide for any renewal terms. Under the terms of the lease, the Company is required to make monthly rental payments of $6,500 and was required to provide a security deposit of $11,000 upon execution of the lease agreement.

Laboratory Facilities:

In connection with the Company’s decision to again operate a placental tissue bank processing laboratory in Miami, Florida, during February 2019, the Company entered into a renewable month to month lease agreement (“Miami Lab Lease”) for an approximately 450 square foot laboratory and a 100 square foot administrative office facility. Monthly lease payments are approximately $5,200 plus administrative fees and taxes. In connection with the Miami Lab Lease, the Company was required to post a security deposit of $6,332. From November 2020 through April 30, 2021, the Company entered into an additional month to month lease agreement in the same facility as the Miami Lab Lease for an additional 390 square foot laboratory. Monthly lease payments were approximately $4,400 plus administrative fees and taxes.

During March 2021, the Company entered into a lease agreement for an approximately 2,452 square foot commercial space located in Basalt, Colorado (the “Basalt Lab Lease”). The Company intends to build additional laboratory processing, product distribution and administrative office capacity from this location. The term of the Basalt Lab Lease is for three years and may be renewed for an additional (3) three-year term provided the Company is not in default. Rental expense is $6,600 per month and provides for annual increases of 3% or the Denver Aurora Metropolitan CPI index, whichever is greater. In connection with the Basalt Lab Lease, the Company was required to post a security deposit of $13,600. The Company is currently constructing the laboratory and office build-out at an estimated cost of $240,000. The Company expects the construction to be completed during the fiscal year ended October 31, 2021. The Company has recorded a ROU asset and corresponding operating lease obligation of $235,313 (present value of the associated leased payments based on an assumed borrowing rate of 4.5%).

NOTE 7 – RELATED PARTY TRANSACTIONS

On February 26, 2020, April 25, 2020 and June 29, 2020, Mr. Mitrani’s, Dr. Mitrani’s and Mr. Bothwell’s employment agreements were amended. See Note 12 for a more detailed description of the executive employment agreements and the respective amendments referred to above.

During April 2020, June 2020, August 2020, September 2020, February 2021 and April 2021, each of the current executives of the Company, Albert Mitrani, Dr. Mari Mitrani, Ian Bothwell and Dr. George Shapiro (“Current Executives”) were granted rights under the Management and Consultant Performance Plan (“MCPP”) to receive common stock of the Company based on the achievement of certain defined milestones. In addition, during June 2020, each of the current non-executive members of the Board were granted rights under the MCPP to receive common stock of the Company based on the achievement of certain defined milestones (see Note 10).

The Company’s corporate administrative offices are leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani. During July 2020, the term of the lease was been extended through June 2023. Beginning July 2020, the monthly rent increased from $2,900 to $3,500. The Company paid a security deposit of $5,000. Total rent expense for the three months and six months ended April 30, 2021 was $10,500 and $21,000, respectively.

Beginning October 1, 2020, the Company entered into a second lease agreement with Mariluna LLC for office space located in Aspen, CO. The lease expires on September 30, 2021 and does not provide for any renewal terms. Under the terms of the lease. The Company is required to make monthly rental payments of $6,500 and was required to provide a security deposit of $11,000 upon execution of the lease agreement. Total rent expense for the three months and six months ended April 30, 2021 was $19,500 and $39,000, respectively.

In connection with Mr. Bothwell’s executive employment agreements, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $7,454 and $15,724 for the three months and six months ended April 30, 2021.

For the three months and six months ended April 30, 2021, the Company sold a total of $158,000 and $491,760, respectively, of product to a management services organization (MSO) that provides administrative services and contracts for medical supplies for several medical practices, including $19,070 and $73,050 for the three months and six months ended April 30, 2021, respectively, of products purchased from the Company that were attributable to the medical practice owned by one of our board of director members.  The board of director member also has an indirect economic interest in the parent company that owns the MSO.  For the three months and six months ended April 30, 2020, the total amount of sales of products to customers related to our board of director members and/or employees of the Company totaled $35,870 and $46,270, respectively.

On February 26, 2020, the Company agreed to enter into a consulting agreement with Dr. George Shapiro, the Company’s Chief Medical Officer (“CMO”) to provide ongoing services to the Company. The CMO will receive compensation of $82,250 annually, commencing March 1, 2020. The term of the consulting agreement is one year, with automatic renewals for annual periods thereafter unless prior written notice is provided by either party of the desire to terminate. During February 2021, the consulting arrangement was amended whereby the CMO’s accrued and unpaid consulting fees of $82,250 through February 2021 were fully satisfied though the issuance of 500,000 shares of newly issued common stock of the Company. Furthermore, until the CMO becomes a full-time employee of the Company and provided the CMO continues to serve in his current position, the CMO shall receive compensation equal to $27,000 per quarter beginning May 1, 2021, payable in cash or in stock (based on the average monthly trading price of the common stock during the applicable quarter) at the option of the Company.

At April 30, 2021, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $282,846, $272,455 and $715,741, respectively.

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

NOTE 8 - NOTES PAYABLE

On June 20, 2018, the Company issued a total of $150,000 of convertible 6% debentures (“150,000 Debentures”) to an accredited investor. The principal amount of the $150,000 Debentures, plus accrued and unpaid interest through June 30, 2019 were payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $150,000 Debentures were prepaid at the sole option of the Company, were converted as provided for under the terms of the $150,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $150,000 Debentures. Interest on the $150,000 Debentures for each calendar quarter ended beginning with the quarter ended June 30, 2018 is payable on the 10th business day following the immediately prior calendar quarter. At April 30, 2021, the principal balance of the $150,000 Debentures outstanding was $144,000 and accrued and unpaid interest was $2,880.

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

NOTE 9 — IRS PENALTIES

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement. During the period that the appeal is being reviewed and a determination is made by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $70,000 of accrued tax penalties on the balance sheet as of April 30, 2021 and October 31, 2020.

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

Issued Shares

As of April 30, 2021, there were no designations of Preferred Stock authorized or outstanding.

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

During April 2021, the Company sold an aggregate of 13,677,821 shares of common stock to seven “accredited investors” at prices ranging from $0.03 per share to $0.25 per share for an aggregate purchase price of $535,000. The proceeds were used for working capital.

During May 2021, the Company sold an aggregate of 2,087,822 shares of common stock to eight “accredited investors” at $0.13 per share for an aggregate purchase price of $286,250. The proceeds were used for working capital.

Issuances of Common Stock – Stock Compensation:

During November 2020, the Company entered into an additional consulting agreement with a third party to provide consulting services in connection with the development of international research and development, sales and distribution and financing opportunities for a period of six months. As consideration for agreeing to provide the consulting services to the Company, the Company issued the consultant 2,000,000 shares of fully vested unregistered common stock valued at $0.145 per share, the closing price of the common stock of the Company on the effective date of the agreement. The Company recorded $290,000 of stock-based compensation expense during the six months ended April 30, 2021.

During November 2020, in consideration for agreeing to provide medical consulting and advisory services to the Company, the Board approved the issuance to one individual an aggregate of 250,000 shares of unregistered common stock valued at $0.145 per share, the closing price of the common stock of the Company on the respective grant dates. The Company recorded $36,225 of stock-based compensation expense based on the grant date fair value of these shares during the six months ended April 30, 2021.

During December 2020, the Board approved the bonus of 47,675,000 shares of newly issued common stock to executive management (consisting of Mr. Mitrani, Dr. Mitrani and Mr. Bothwell) totaling 45,000,000 shares; non-executive Board members (consisting of Mr. Carbonara and Dr. Meglin) totaling 2,000,000 shares; administrative staff totaling 550,000; and to several medical advisors totaling 125,000 shares. The Company recorded a total of $5,721,000 of stock-based compensation expense based on the grant date fair value of these shares during the six months ended April 30, 2021.

During April 2021, the Board approved the bonus of 500,000 shares of newly issued common stock to an employee. The Company recorded a total of $27,450 of stock-based compensation expense based on the grant date fair value of these shares during the six months ended April 30, 2021.

During December 2020, January 2021 and February 2021, the Company issued 25,000, 240,000 and 50,000 shares of unregistered common stock, respectively, valued at prices ranging from $0.35 to $0.17 per share, the closing price of the common stock of the Company on the respective grant dates. The Company recorded $14,480 of stock-based compensation expense during the quarter ended January 31, 2021 and $7,875 of stock-based compensation expense during the quarter ended April 30, 2021 based on the grant date fair value of these shares.

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

During February 2021, the Company entered into a consulting agreement with a third party to provide consulting services for a one-year period. As consideration for agreeing to provide consulting services to the Company, the Company agreed to issue the consultant 500,000 shares of unregistered common stock upon completion of the three-month anniversary of the agreement. In addition, the Company has agreed to provide an additional 250,000 shares of newly issued common stock for each celebrity and/or athlete which the consultant arranges to provide marketing services to the Company and that is responsible for bringing a minimum of $75,000 of monthly revenues in connection with sales of the Company’s products, up to a maximum of 1,500,000 shares. The shares issued were valued at $0.095 per share, the closing price of the common stock of the Company on the effective date of the agreement, totaling $47,500. The Company will amortize the costs associated with the issuance over the term of the agreement. The Company amortized $11,875 of stock-based compensation expense during the quarter ended April 30, 2021.

As described in Note 12, in connection with the execution of the Amendment, the Company issued to the Consultants 20,000,000 shares of unregistered common stock (“Shares”) valued at $0.0614 per share, the closing price of the common stock of the Company on the grant date. The Company will amortize the costs associated with the issuance of $1,228,000 over the remaining term of the agreement. The shares issued vest 50% as of the date of the Amendment and the remaining 50% will vest on December 31, 2021 or upon the date that the Company obtains approval for certain IND’s submitted, whichever is sooner. The Company recorded a total of $51,167 of stock-based compensation expense during the six months ended April 30, 2021.

During April 2021, the Company entered into a consulting agreement with a third party to provide investor relation services. The term of the agreement is month to month and may be terminated with or without cause. As consideration for agreeing to provide the consulting services to the Company, the Company has agreed to pay the consultants a minimum of $15,000 per month and to issue 500,000 shares of restricted common stock (valued at $0.057 per share, the closing price of the common stock of the Company on the grant date), provided that notice of termination was not provided before May 21, 2021. Neither party has yet to provide a notice of termination and the Company will record $28,500 of stock-based compensation expense during the quarter ended July 31, 2021.

During March 2021, April 2021 and May 2021, the Company granted a total of 750,000 of common stock to various consultants valued at prices ranging from $0.49 per share to $0.40 per share, the closing price of the common stock of the Company on the respective grant dates. The Company recorded $74,344 of stock-based compensation expense based on the grant date fair value of these shares during the six months ended April 30, 2021.

On June 4, 2021, the Company and an employee agreed to amendment of the employee’s employment agreement. Under the terms of the amendment, the employee agreed to extend the term of the agreement through December 31, 2022 and the Company agreed to grant the employee 1,000,000 shares of common stock of the Company to vest upon execution of the amendment (valued at $0.136 per share, the closing price of the common stock of the Company on the grant date). In addition, the employee is eligible to receive up to an aggregate of 3,000,000 additional shares of common stock based on achievement of certain milestones. The total value of the stock granted in connection with the amendment of $136,000 will be amortized beginning June 4, 2021 over the remaining term of the agreement.

Issuances of Common Stock –Exchange of balances due on accounts payable for stock:

During May 2021, the Company and two employees agreed to exchange $30,973 of commission payables due to the employees for 176,989 shares of newly issued common stock valued at $0.175 per share, the closing price of the common stock of the Company on the date of the exchange.

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

Pursuant to the MCPP, a total of 342,500,000 shares have been issued and as described above, additional shares are authorized to be issued under the MCPP subject to the achievement of the defined contingent performance based milestones described above and provided the milestones are achieved while the individual is employed and/or serving as a member of the Board:

MCPP
Shares
Name	Awarded
Albert Mitrani	80,000,000
Ian Bothwell	80,000,000
Dr. Maria I. Mitrani	80,000,000
Dr. George Shapiro	69,500,000
Consultants	33,000,000
Total	342,500,000

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

During the three months and six months ended April 30, 2021, a total of 33,000,000 and 49,500,000 shares, respectively, were issued in connection with certain Milestones achieved. The Company recorded a total of $891,000 and $1,336,500 of stock-based compensation expense during the three months and six months ended April 30, 2021, respectively, based on the fair value of the actual MCPP Shares awarded during each of those respective periods.

NOTE 11 – WARRANTS

A summary of warrant activity for the six months ended April 30, 2021 and 2020 are presented below.

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2020	9,500,000	$0.03	7.90	$1,268,000
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Expired/Forfeited	–	$–	–	$–
Outstanding and exercisable at April 30, 2021	9,500,000	$0.03	7.40	$3,479,600

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2019	4,529,371	$0.20	0.30	$–
Granted	7,500,000	$0.03	10.00	$–
Exercised	-	$-	-	$–
Expired/Forfeited	(4,529,371)	$0.20	-	$–
Outstanding and exercisable at April 30, 2020	7,500,000	$0.03	9.83	$36,750

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

The VP Agreements also provide the Sales Executives with the right for each to receive an additional 750,000 shares of common stock at the end of each quarterly anniversary of the VP Agreements throughout the Initial Term (maximum 9,000,000 shares) (“Performance Shares”), provided that the VP Agreements remain in effect during the applicable quarterly period. The vesting of the Performance Shares may also be accelerated based on achievement of certain revenue milestones. During the three months ended April 30, 2021, a total of 2,700,000 of Performance shares vested in connection with the VP Agreements resulting in stock-based compensation expense of $94,500. During the six months ended April 30, 2021, a total of 5,400,000 of Performance shares vested in connection with the VP Agreements resulting in stock-based compensation expense of $189,500.

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

Effective March 29, 2021, the Company and the Consultant entered into an amendment to the Agreement (“Amendment”). Under the terms of the Amendment, the initial term of the Agreement was extended for an additional 2 years and the terms for eligibility of the Consultants to receive future grants of stock above those stock issuances granted as of the date of the Amendment based on achievement of certain future milestones previously provided for in the Agreement were eliminated. In addition, the Amendment provided additional terms in connection with termination of the Agreement. Under the terms of the Amendment, the Consultant received an additional 20,000,000 shares of common stock that vest 50% upon execution of the Amendment and 50% on the sooner of (1) December 31, 2021 or (2) upon the approval of both of the Company’s IND’s to be submitted for Osteoarthritis and COVID 19 “Long Hauler”. The shares issued in connection with the Amendment were valued at $0.0614 per share, the closing price of the common stock of the Company on the grant date, totaling $1,228,000. The Company will amortize the costs associated with the issuance over the remaining life of the Amendment (twenty-four months).

During October 2020, the Company entered into a consulting agreement with a third party to provide consulting services in connection with the development of international research and development, sales and distribution and investment opportunities. As consideration for agreeing to provide the consulting services to the Company, the Company has agreed to pay the consultants a minimum of $12,500 per month for the first three months of the agreement and to issue up to 5,000,000 shares of restricted common stock (valued at $0.175 per share, the closing price of the common stock of the Company on the grant date), based on successful performance of defined milestones. The agreement could be terminated on the third month anniversary of the agreement or later with or without cause. The Company notified the consultant prior to the third month anniversary that it was going to terminate the agreement on third month anniversary unless mutually agreed upon amendments to the agreement were completed. The parties never formally reached any arrangement regarding the future amendments.

Preparation of IRB, Pre-IND, IND Protocols for Clinical Applications and Clinical Trial Initiation and Monitoring:

In connection with the Company’s ongoing research and development efforts and the Company’s efforts to meet compliance with current and anticipated United States Food and Drug Administration (“FDA”) regulations expected to be enforced beginning in May 2021 pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products that fall under Section 351 of the Public Health Services Act (“HCT/Ps”), the Company has applied for and received Investigation New Drug (“IND”) approval from the FDA to commence clinical trials in connection with the use of the Company’s products and related treatment protocols for specific indications. The ability to successfully complete the above efforts will be dependent on the actual outcomes in connection with the use of the Company’s products and related treatment protocols for each clinical trial, the Company’s ability to timely enroll patients and fund the required payments and complete the applicable clinical trials, which is subject to available working capital generated from operations, financing arrangements with the third-party vendors involved in the studies and/or from additional debt and/or equity financings as well as the ultimate approval from the FDA.

During November 2020, the Company entered into an agreement with a third-party contract research organization (“CRO”) to provide ongoing clinical research services, clinical research professionals and contract clinical, technical and other related services in connection with a planned future clinical trial. In connection with the CRO agreement, the Company was obligated to make payments of approximately $777,714 plus pass through costs and other third-party direct costs during the term of clinical trial expected to run until September 2021. In connection with the agreement, the Company is obligated to pay in accordance with defined completed milestones, beginning with approximately $195,524 upon work order execution.

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

During February 2021, the Company provided notice to the CRO that it was terminating the engagement of the CRO in connection with the two above-described projects as a result of the significant increases in projected trial costs over the originally contracted amounts. The parties are currently negotiating a possible reassignment of the aforementioned agreements towards other clinical trials that the Company is planning to undertake. For the six months ended April 30, 2021, the Company has recorded approximately $535,000 of expenses in connection with invoices submitted by the CRO up through the date the projects were terminated of which $245,000 was outstanding to the CRO at April 30, 2021.

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

As of April 30, 2021, there was approximately $721,415 of unpaid Original Base Salary and Incremental Salary related to the period prior to December 31, 2019 and $472,017 of unpaid Original Base Salary and Incremental Salary related to the period January 1, 2020 through April 30, 2021, that could be converted in the future into approximately 32,717,033 shares of common stock.

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

New United States Food and Drug Administration (“FDA”) regulations which were announced in November 2017 and which were expected to be effective beginning in May 2021 (postponed from November 2020 due to the COVID -19 pandemic) will require that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”). We are not aware of whether any further extension of effectiveness and enforcement of these regulations is or will be issued by the FDA.

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

We have not obtained any opinion or ruling regarding the Company’s operations and whether the processing, sales and distribution of the products we currently produce would be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s.  Notwithstanding the foregoing, we are undertaking efforts on an ongoing basis to mitigate any potential risks associated with an adverse ruling by the FDA and the subsequent limitations on our ability to continue to generate revenues from the sale of our products in the United States until the Company obtains the required licenses.  The efforts include continuing with clinical trials, expanding sales internationally and developing new product offerings and/or designations of products that would not fall under these regulations.

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

COVID-19 impact on Economy and Business Environment

The current outbreak of the novel coronavirus (“COVID-19”) and resulting impact to the United States economic environments began to take hold during March 2020. The adverse public health developments and economic effects of the COVID-19 outbreak in the United States, have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect in connection with the COVID-19 outbreak and which currently still continue to have a negative impact to our business and the economy. These restrictions have adversely affected the Company’s sales, results of operations and financial condition. In response to the COVID-19 outbreak, the Company (a) has accelerated its research and development activities; (b) is seeking to raise additional debt and/or equity financing to support working capital requirements; and (c) continues to take steps to stabilize and increase revenues from the sale of its products.

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing a similar or worse devastating impact to the United States and worldwide economies or our business.

The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing in Item 1. of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended April 30, 2021 compared to three months ended April 30, 2020

Revenues

Our revenues for the three months ended April 30, 2021 were $1,195,076, compared to revenues of $608,230 for the three months ended April 30, 2020. The increase in revenues during the three months ended April 30, 2021 of $586,846 (96.5%) was primarily the result of the Company being able to realize an increase of approximately 153.1% (approximately $722,905) in unit sales of its products during the three months ended April 30, 2021 compared with the three months ended April 30, 2020, partially offset from a decrease of approximately 22.4% (approximately $136,059) in the average sales prices for the products sold during the three months ended April 30, 2021 compared with the average sales prices realized on products sold during the three months ended April 30, 2020. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the Company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations. The decrease in the average sales prices realized on products sold during the three months ended April 30, 2021 compared with the three months ended April 30, 2020 was due to volume pricing discounts for large orders of the Company’s medical grade product offerings and the increase in the sales of the Company’s aesthetic product offerings which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues

Our cost of revenues for the three months ended April 30, 2021 were $136,321, compared with cost of revenues of $97,278 for the three months ended April 30, 2020. The increase in the cost of revenues during the three months ended April 30, 2021 compared with the three months ended April 30, 2020 was due to an increase in the amount of units sold of 153.1% (approximately $82,461) during the three months ended April 30, 2021 compared with the three months ended April 30, 2020, partially offset from the reduction in the cost of units sold of 44.6% (approximately $43,418) during the three months ended April 30, 2021 compared to costs of units sold during the three months ended April 30, 2020, which as described above was primarily the result of the Company’s increase in the sales of the Company’s aesthetic product offerings during the three months ended April 30, 2021 compared to the three months ended April 30, 2020 which have a lower cost of revenue than the Company’s medical grade product offerings.

Gross Profit

Our gross profit for the three months ended April 30, 2021 was $1,058,755, compared with gross profit of $510,952 for the three months ended April 30, 2020. The increase in gross profit during the three months ended April 30, 2021 was the result of higher amount of units sold and lower cost of units sold during the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness and the introduction of new and more advanced product offerings. The lower cost of units sold was due to the Company’s increase in the sales of the Company’s aesthetic product offerings during the three months ended April 30, 2021 compared to the three months ended April 30, 2020 which have a lower cost of revenue than the Company’s medical grade product offerings.

General and Administrative Expenses

General and administrative expenses for the three months ended April 30, 2021 were $3,292,158, compared with $1,866,830 for the three months ended April 30, 2020, an increase of $1,425,328. The increase in the general and administrative expenses for the three months ended April 30, 2021 compared with the three months ended April 30, 2020 was primarily the result of increased stock-based compensation costs to advisors, consultants and administrative staff totaling $517,857, increased research and development costs of $200,705, increased commissions due from sales of the Company’s products of $210,543, increased payroll and consulting costs of approximately $305,207 and approximately $109,596 of increased laboratory related expenses. The increase in research and development costs, payroll and consulting costs and laboratory related expenses was the result of the Company’s expansion of its research and development activities primarily relating to the filing and approval of IND applications and the performance of clinical trials.

Other Income (Expense)

Other expense, net, for the three months ended April 30, 2021 was 6,092, compared with other expense, net, of $107,085 for the three months ended April 30, 2020. The net decrease in other expense, net, of $100,993 was principally the result of reduced interest costs of $94,170 recorded in connection with the amount of the discount to the fair value of the Converted Stock associated with the conversion of the Funding Facility that took place during the three months ended April 30, 2020.

Six months ended April 30, 2021 compared to six months ended April 30, 2020

Revenues

Our revenues for the six months ended April 30, 2021 were $2,563,516, compared to revenues of $1,305,178 for the six months ended April 30, 2020. The increase in revenues during the six months ended April 30, 2021 of $1,258,338 (96.4%) was primarily the result of the Company being able to realize an increase of approximately 126.0% (approximately $1,429,266) in unit sales of its products during the six months ended April 30, 2021 compared with the six months ended April 30, 2020, partially offset from a decrease of approximately 13.1% (approximately $170,928) in the average sales prices for the products sold during the six months ended April 30, 2021 compared with the average sales prices realized on products sold during the six months ended April 30, 2020. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, less discounting of product prices to new customers, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the Company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations. The decrease in the average sales prices realized on products sold during the three months ended April 30, 2021 compared with the three months ended April 30, 2020 was due to volume pricing discounts for large orders of the Company’s medical grade product offerings and the increase in the sales of the Company’s aesthetic product offerings which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues

Our cost of revenues for the six months ended April 30, 2021 were $304,492, compared with cost of revenues of $196,998 for the six months ended April 30, 2020. The increase in the cost of revenues during the six months ended April 30, 2021 compared with the six months ended April 30, 2020 was due to an increase in the amount of units sold of 126.0% (approximately $169,767) during the six months ended April 30, 2021 compared with the six months ended April 30, 2020, partially offset from the reduction in the cost of units sold of 31.6% (approximately ($62,273) during the six months ended April 30, 2021 compared to costs of units sold during the six months ended April 30, 2020, which as described above was primarily the result of the Company’s increase in the sales of the Company’s aesthetic product offerings during the six months ended April 30, 2021 compared to the six months ended April 30, 2020 which have a lower cost of revenue than the Company’s medical grade product offerings.

Gross Profit

Our gross profit for the six months ended April 30, 2021 was $2,259,024, compared with gross profit of $1,108,180 for the six months ended April 30, 2020. The increase in gross profit during the six months ended April 30, 2021 was the result of higher amount of units sold and lower cost of units sold during the six months ended April 30, 2021 compared to the six months ended April 30, 2020. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness and the introduction of new and more advanced product offerings. The lower cost of units sold was due to the Company’s increase in the sales of the Company’s aesthetic product offerings during the six months ended April 30, 2021 compared to the six months ended April 30, 2020 which have a lower cost of revenue than the Company’s medical grade product offerings.

General and Administrative Expenses

General and administrative expenses for the six months ended April 30, 2021 were $12,657,788, compared with $3,152,843 for the six months ended April 30, 2020, an increase of $9,504,945. The increase in the general and administrative expenses for the six months ended April 30, 2021 compared with the six months ended April 30, 2020 was primarily the result of increased stock-based compensation costs to advisors, consultants and administrative staff totaling $7,048,078, increased research and development costs of $790,436, increased commissions due from sales of the Company’s products of $424,733, increased payroll and consulting costs of approximately $851,305, increased professional fees of $106,146 increased office related costs of $18,255 and approximately $169,854 of increased laboratory related expenses, partially offset from reduced trade show and marketing related costs of $25,853. The increase in research and development costs, payroll and consulting costs, professional fees and laboratory related expenses was the result of the Company’s expansion of its research and development activities primarily relating to the filing and approval of IND applications and the performance of clinical trials.

Other Income (Expense)

Other income, net, for the six months ended April 30, 2021 was 9,264, compared with other (expense), net, of ($114,741) for the six months ended April 30, 2020. The net increase in other income, net, of $124,005 was principally the result of reduced interest costs of $94,170 recorded in connection with the amount of the discount to the fair value of the Converted Stock associated with the conversion of the Funding Facility that took place during the six months ended April 30, 2020.

Liquidity and Capital Resources

During the fiscal six months ended April 30, 2021 and through the date of this Quarterly Report on Form 10-Q, the Company has relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

1.	During November 2020, the Company sold 800,000 shares of common stock to an “accredited investor” at $0.05 per share, for an aggregate purchase price of $40,000. The proceeds were used for working capital.

2.	During February 2021, the Company sold an aggregate of 12,340,910 shares of common stock to five “accredited investors” at prices ranging from $0.05 per share to $0.06 per share for an aggregate purchase price of $665,000. The proceeds were used for working capital.

3.	On February 22, 2021, the Company sold 1,818,181 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.055 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.

4.	During April 2021, the Company sold an aggregate of 13,677,821 shares of common stock to seven “accredited investors” at prices ranging from $0.03 per share to $0.25 per share for an aggregate purchase price of $535,000. The proceeds were used for working capital.

5.	During May 2021, the Company sold an aggregate of 2,087,822 shares of common stock to eight “accredited investors” at $0.13 per share for an aggregate purchase price of $286,250. The proceeds were used for working capital.

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

	For the Six Months Ended April 30,
	2021	2020
Cash, beginning of year	$590,797	$132,557
Net cash used in operating activities	(1,618,020)	(656,383)
Net cash used in investing activities	(46,264)	(43,233)
Net cash provided by financing activities	1,269,402	821,236
Cash, end of period	$195,915	$254,177

During the six months ended April 30, 2021, the Company used cash in operating activities of $1,618,020, compared to $656,383 for the six months ended April 30, 2020, an increase in cash used of $961,637. The increase in cash used in operating activities was due to the increase in the general and administrative expenses during the six months ended April 30, 2021 after adjusting for non-cash charges (mostly related to stock-based compensation), resulting from increased payroll and consulting costs and laboratory related expenses in connection with the Company’s expansion of its research and development activities during the six months ended April 30, 2021, partially offset from the increase in revenues and gross profit during the six months ended April 30, 2021.

During the six months ended April 30, 2021, the Company had cash used in investing activities of $46,264, compared to cash used in investing activities of $43,233 the six months ended April 30, 2020. The increase in cash used in investing activities was due primarily due the acquisition of additional fixed assets required in connection with the expansion of the Company’s laboratory operations.

During the six months ended April 30, 2021, the Company had cash provided by financing activities of $1,269,402 compared to cash provided by financing activities of $821,236 for the six months ended April 30, 2020. The increase in cash provided by financing activities was due to increases in proceeds from the sale of equity securities and convertible notes of $424,000, decreases in repayments of outstanding debt obligations of $14,653 and reduced payments on finance leases of $9,513.

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $10,398,764 for the six months ended April 30, 2021. In addition, the Company had an accumulated deficit of $39,257,689 at April 30, 2021. The Company had a negative working capital position of $2,978,179 at April 30, 2021.

New United States Food and Drug Administration (“FDA”) regulations which were announced in November 2017 and which became effective beginning in May 2021 (postponed from November 2020 due to the COVID -19 pandemic) require that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”). The Company has not obtained any opinion or ruling regarding the Company’s operations and whether the processing, sales and distribution of the products it currently produces would be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s.

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

As a result of the above, the Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless (a) the Company’s ability to process, sell and distribute the products currently being produced or developed in the future are not restricted, (b) the United States economy resumes to pre-COVID-19 conditions and/or (c) additional sources of working capital through operations or debt and/or equity financings are realized. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses and research and development costs related to development of new products and to perform required clinical studies in connection with the sale of its products. The Company does not have any assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on its ability to produce and sell products it manufactures that are subject to changing technology and regulations that it currently sells and distributes to its customers. The Company’s current market capitalization, common stock liquidity and available authorized shares may hinder its ability to raise equity proceeds. The Company anticipates that future sources of funding, if any, will therefore be costly and dilutive, if available at all.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (1) the Company is able to continue to produce products or obtain products under supply arrangements which are in compliance with current and future regulatory guidelines, (2) the effects of the COVID-19 crisis resume to pre-COVID-19 market conditions, (3) the Company will be able to establish a stabilized source of revenues, including efforts to expand sales internationally and the development of new product offerings and/or designations of products, (4) obligations to the Company’s creditors are not accelerated, (5) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations, (6) the Company is able to continue its research and development activities, particularly in regards to remaining compliant with the FDA and ongoing safety and efficacy of its products, and/or (7) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the products we currently produce will not be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s and/or the Company will be able to complete its revenue growth strategy. There is no assurance that the Company’s research and development activities will be successful or that the Company will be able to timely fund the required costs of those activities. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall Unites States and World economies.

If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of April 30, 2021, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2021, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company” we are not required to disclose information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following securities during the six months ended April 30, 2021 and through the date of this Quarterly Report on Form 10-Q:

1.	During November 2020, the Company sold 800,000 shares of common stock to an “accredited investor”, at $0.05 per share, for an aggregate purchase price of $40,000. The proceeds were used for working capital.

2.	During February 2021, the Company sold an aggregate of 12,340,910 shares of common stock to five “accredited investors”, at prices ranging from $0.05 per share to $0.06 per share for an aggregate purchase price of $665,000. The proceeds were used for working capital.

3.	On February 22, 2021, the Company sold 1,818,181 shares of common stock to Republic Asset Holdings LLC., a limited liability company controlled by Michael Carbonara, a director of the Company, at $0.055 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.

4.	During April 2021, the Company sold an aggregate of 13,677,821 shares of common stock to seven “accredited investors” at prices ranging from $0.03 per share to $0.25 per share for an aggregate purchase price of $535,000. The proceeds were used for working capital.

5.	During May 2021, the Company sold an aggregate of 2,087,822 shares of common stock to eight “accredited investors” at $0.13 per share for an aggregate purchase price of $286,250. The proceeds were used for working capital.

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

Item 6. Exhibits.

Exhibit No:	Description:
3.1	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of Nevada on February 10, 2021, effective February 9, 2021. (Filed as an exhibit to the Registrant’s Form 10-Q filed on March 17, 2021 and incorporated by reference herein)
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANICELL REGENERATIVE MEDICINE, INC.

By:	/s/ ALBERT MITRANI
Albert Mitrani
Chief Executive Officer
(Principal Executive Officer)

June 14, 2021

By:	/s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

June 14, 2021