Form 10-Q
period 2021-07-31
Organicell Regenerative Medicine, Inc.
filed 2021-09-14
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 1,121,161,005 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of September 14, 2021.

ORGANICELL REGENERATIVE MEDICINE, INC.

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2021	2020
ASSETS
Current Assets
Cash	$29,907	$590,797
Accounts receivable, net of allowance for bad debts	48,225	29,385
Stock subscription receivable	400,000	-
Prepaid expenses	112,457	78,790
Inventories	243,364	146,811
Total Current Assets	833,953	845,783

Property and equipment, net	552,062	365,234
Other assets – right of use	282,491	105,355
Security deposits	47,682	17,800
TOTAL ASSETS	$1,716,188	$1,334,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,938,604	$765,652
Accrued liabilities to management	1,332,190	1,156,295
Notes payable	4,392	6,949
Advances from affiliate	220,897	220,897
Finance lease obligations	48,792	50,843
Operating lease obligations	114,231	38,037
Convertible debentures	144,000	175,000
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	3,928,958	2,539,524

Long term finance lease obligations	82,328	119,146
Long term operating lease obligations	168,260	67,318
Total Liabilities	4,179,545	2,725,988
Commitments and contingencies

Stockholders’ Deficit

Common stock, $0.001 par value, 2,500,000,000 shares authorized; 1,116,136,005 and 939,942,783 shares issued and outstanding, respectively	1,116,136	939,943
Additional paid-in capital	37,087,104	26,536,430
Accumulated deficit	(40,666,597)	(28,868,189)
Total Stockholders’ Deficit	(2,463,357)	(1,391,816)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,716,188	$1,334,172

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020

Revenues	$1,367,895	$767,333	$3,931,411	$2,072,511

Cost of revenues	136,044	100,907	440,536	297,905

Gross profit	1,231,851	666,426	3,490,875	1,774,606

General and administrative expenses	2,624,808	5,913,107	15,282,596	9,065,950

Loss from operations	(1,392,957)	(5,246,681)	(11,791,721)	(7,291,344)
Other income (expense)
Interest expense	(19,473)	(12,379)	(31,783)	(144,177)
Other	3,522	300	25,096	17,357

Loss before taxes	(1,408,908)	(5,258,760)	(11,798,408)	(7,418,164)
Provision for income taxes	–	–	–	–

Net loss	$(1,408,908)	$(5,258,760)	$(11,798,408)	$(7,418,164)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	1,102,213,123	734,841,638	1,040,476,900	599,404,172

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Three Months And Nine Months Ended July 31, 2021 and 2020

(Unaudited)

Three Months Ended July 31,

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance May 1, 2021	1,095,469,695	$1,095,470	$35,643,766	$(39,257,689)	$(2,518,453)

Sale of common stock	13,669,322	13,669	913,601	-	927,270

Exchange of accounts payable for stock	176,988	177	30,779	-	30,956

Stock issued for future services	60,000	60	9,940	-	10,000

Stock based compensation	6,760,000	6,760	489,018	-	495,778

Net loss	-	-	-	(1,408,908)	(1,408,908)

Balance July 31, 2021	1,116,136,005	$1,116,136	$37,087,104	$(40,666,597)	$(2,463,357)

Balance May 1, 2020	593,498,613	$593,499	$16,027,110	$(18,444,626)	$(1,824,017)

Sale of common stock	20,166,661	20,167	499,833	-	520,000

Stock based compensation	155,775,000	155,774	4,520,657	-	4,676,431

Net loss	-	-	-	(5,258,760)	(5,258,760)

Balance July 31, 2020	769,440,274	$769,440	$21,047,600	$(23,703,386)	$(1,886,346)

Nine Months Ended July 31,

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance October 31, 2020	939,942,783	$939,943	$26,536,430	$(28,868,189)	$(1,391,816)

Sale of common stock	42,266,234	42,266	2,215,004	-	2,257,270

Exchange of accounts payable for stock	676,988	677	112,529	-	113,206

Stock issued for future services	60,000	60	9,940	-	10,000

Stock based compensation	133,190,000	133,190	8,213,201	-	8,346,391

Net loss	-	-	-	(11,798,408)	(11,798,408)

Balance July 31, 2021	1,116,136,005	$1,116,136	$37,087,104	$(40,666,597)	$(2,463,357)

Balance October 31, 2019	502,936,805	$502,937	$14,219,736	$(16,285,222)	$(1,562,549)

Sale of common stock	45,466,661	45,467	980,533	-	1,026,000

Conversion of debt and accrued interest	40,000,000	40,000	559,400	-	599,400

Stock based compensation	181,036,808	181,036	5,287,931	-	5,468,967

Net loss	-	-	-	(7,418,164)	(7,418,164)

Balance July 31, 2020	769,440,274	$769,440	$21,047,600	$(23,703,386)	$(1,886,346)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended July 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,798,408)	$(7,418,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	37,981	25,879
Interest expense on conversion of Funding Facility	-	94,170
Stock-based compensation	8,346,391	5,468,967
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	(18,840)	(41,784)
Prepaid expenses	(23,667)	38,632
Inventories	(96,553)	(84,557)
Accounts payable and accrued expenses	1,286,158	452,102
Accrued liabilities to management	175,895	492,961
Security deposits	(29,882)	(1,800)
Net cash used in operating activities	(2,120,925)	(973,592)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(224,809)	(138,694)

Net cash used in investing activities	(224,809)	(138,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	-	400,000
Payments on finance lease	(38,869)	(47,815)
Repayments of notes payable	(33,557)	(81,511)
Proceeds from sale of common stock	1,857,270	1,026,000
Net cash provided by financing activities	1,784,844	1,296,674

Increase (decrease) in cash	(560,890)	184,388
Cash at beginning of period	590,797	132,557
Cash at end of period	$29,907	$316,945

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$19,243	$49,940

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Exchange of accounts payable for common stock	$113,206	$-
Stock issued for future services	$10,000	$-
Stock subscription receivable	$400,000	$-
Operating lease – right of use assets	$235,313	$117,659
Conversion of debt and accrued interest into common stock	$-	$599,400

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organicell Regenerative Medicine, Inc. f/k/a Biotech Products Services and Research, Inc. (“Organicell” or the “Company”) was incorporated on August 9, 2011 in the State of Nevada. The Company is a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and to provide other related services. Our proprietary products are derived from perinatal sources and are principally used in the health care industry administered through doctors and clinics (collectively, “Providers”).

On May 21, 2018, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the Company’s name from Biotech Products Services and Research, Inc. to Organicell Regenerative Medicine, Inc., effective June 20, 2018 (the “Name Change”). The Name Change has not yet been effectuated in the marketplace by the Financial Industry Regulatory Agency (“FINRA”).

For the nine months ended July 31, 2021, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation and wholly owned subsidiary, with a business purpose to sell therapeutic products to Providers. During November 2020, the Company formed Livin Again Inc. (“Livin”), a wholly owned subsidiary of the Company for the purpose of among other things, providing independent education, advertising and marketing services, to Providers of medical and other healthcare, anti-aging and regenerative services (“Regenerative Services”) including FDA-approved IV vitamin and mineral liquid infusions. As of July 31, 2021, Livin did not have any significant activity.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At July 31, 2021, the Company did not hold cash balances in any financial institution in excess of FDIC insurance coverage limits.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the three months and nine months ended July 31, 2021 and 2020, the Company did not record any bad debt expense.

Stock Subscriptions Receivable

Stock subscriptions receivable for equity investments in the Company are classified as current assets once a fully executed stock subscription agreement is received and provided that the receivable is collected prior to the issuance of the financial statements. In the event that the Company receives a fully executed stock subscription agreement but the receivable is not collected prior to the issuance of the financial statements, the receivable is classified as a direct reduction to stockholders' equity.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company provides reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At July 31, 2021, the Company determined that there were not any reserves required in connection with our inventory.

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

Construction in Progress

The cost of all projects under construction for new laboratory facilities and other improvements that are in progress (under way) at a particular point in time and have not yet been placed into service are reported as construction in progress until such time as the project is complete.

Revenue Recognition

The Company follows the guidance of FASB Accounting Standards Update (“ASU”) Topic 606 “Revenue from Contracts with Customers” which requires the Company to recognize revenue in amounts that reflect the prorata completion of the performance obligations of the Company required under the contracts.

The Company recognizes revenue only when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to receive in exchange for the good or service. Our performance obligations are satisfied, and control is transferred at a point-in-time, which is typically when the transfer and title to the product sold has taken place and there is evidence of our customer’s satisfactory acceptance of the product shipment or delivery.

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

At July 31, 2021, the Company had 9,500,000 common shares issuable upon the exercise of warrants and unpaid Original Base Salary and Incremental Salary that could be convertible into approximately 33,570,000 common shares that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months and nine months ended July 31, 2021. At July 31, 2020, the Company had 9,500,000 common shares issuable upon the exercise of warrants and unpaid Original Base Salary and Incremental Salary that could be convertible into approximately 32,450,000 common shares that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months and nine months ended July 31, 2020.

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the estimated fair value of the option or warrant.

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies.  These costs are expensed as incurred. Our research and development expenses were approximately $233,100 and $30,000 for the three months ended July 31, 2021 and 2020, respectively. Our research and development expenses were approximately $1,129,300 and $135,800 for the nine months ended July 31, 2021 and 2020, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the three months and nine months ended July 31, 2021 and 2020 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during that period. There is a full valuation allowance established for the tax benefit associated with the net losses for the three months and nine months ended July 31, 2021 and 2020.

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

The Company currently has 2,500,000,000 authorized shares of common stock of which 1,121,161,005 shares are issued and outstanding as of September 14, 2021. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees. Currently the amount of authorized shares is sufficient to provide for the additional shares that the Company may be contingently obligated to issue under existing arrangements.

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

The Company did not have any convertible instruments outstanding at July 31, 2021 and October 31, 2020 that qualify as derivatives.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after July 31, 2021 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $11,791,721 for the nine months ended July 31, 2021. In addition, the Company had an accumulated deficit of $40,666,597 at July 31, 2021. The Company had a negative working capital position of $3,095,005 at July 31, 2021.

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

If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of July 31, 2021, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – STOCK SUBSCIPTION RECEIVABLES

On July 28, 2021, an investor had entered into a stock purchase agreement with the Company to purchase common stock of the Company for a total purchase price of $500,000. As of July 31, 2021, the Company had received $100,000 of the purchase price. The remaining amount due of $400,000 is recorded as a stock subscription receivable as of July 31, 2021. On August 2, 2021, the Company received the full amount outstanding under the stock subscription receivable from the investor.

NOTE 5 – INVENTORIES

	July 31, 2021	October 31, 2020
Raw materials and supplies	$112,153	$26,199
Finished goods	131,211	120,612

Total inventories	$243,364	$146,811

NOTE 6 – PROPERTY AND EQUIPMENT

	July 31, 2021	October 31, 2020
Computer equipment	$8,653	$8,653
Finance lease equipment	239,595	239,595
Manufacturing equipment	238,553	171,430
	486,801	419,678
Less: accumulated depreciation	(92,425)	(54,444)
	394,376	365,234
Construction in progress:
Leasehold improvements	157,686	-

Total property and equipment, net	$552,062	$365,234

Depreciation expense totaled $13,125 and $10,720 for the three months ended July 31, 2021 and 2020, respectively. Depreciation expense totaled $37,981 and $25,879 for the nine months ended July 31, 2021 and 2020, respectively.

As described in Note 7, during the nine months ended July 31, 2021, the Company began the build-out of additional laboratory processing, product distribution and administrative office capacity at its Basalt Lab Lease location. The total costs incurred as of July 31, 2021 was $157,686 and is reflected as construction in progress. Amortization of these costs will begin once the build-out is complete and the facility becomes operational.

NOTE 7 – LEASE OBLIGATIONS

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

Lease amortization expense for the three months ended July 31, 2021 and 2020 was $9,562 and $8,826, respectively. Lease amortization expense for the nine months ended July 31, 2021 and 2020 was $28,367 and $25,872, respectively.

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

Laboratory Facilities:

In connection with the Company’s decision to again operate a placental tissue bank processing laboratory in Miami, Florida, during February 2019, the Company entered into a renewable month to month lease agreement (“Miami Lab Lease”) for an approximately 450 square foot laboratory and a 100 square foot administrative office facility. Monthly lease payments are approximately $5,200 plus administrative fees and taxes. In connection with the Miami Lab Lease, the Company was required to post a security deposit of $6,332. From November 2020 through July 31, 2021, the Company entered into an additional month to month lease agreement in the same facility as the Miami Lab Lease for an additional 390 square foot laboratory. Monthly lease payments were approximately $4,400 plus administrative fees and taxes.

During March 2021, the Company entered into a lease agreement for an approximately 2,452 square foot commercial space located in Basalt, Colorado (the “Basalt Lab Lease”). The Company intends to build additional laboratory processing, product distribution and administrative office capacity from this location. The term of the Basalt Lab Lease is for three years and may be renewed for an additional (3) three-year term provided the Company is not in default. Rental expense is $6,600 per month and provides for annual increases of 3% or the Denver Aurora Metropolitan CPI index, whichever is greater. In connection with the Basalt Lab Lease, the Company was required to post a security deposit of $13,600. The Company is currently constructing the laboratory and office build-out at an estimated cost of $340,000. The Company expects the construction to be completed during the fiscal year ended October 31, 2021. The Company has recorded a ROU asset and corresponding operating lease obligation of $235,313 (present value of the associated leased payments based on an assumed borrowing rate of 4.5%). Lease amortization expense for the three and nine months ended July 31, 2021 was $17,953 and $29,811, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

On February 26, 2020, April 25, 2020 and June 29, 2020, Mr. Mitrani’s, Dr. Mitrani’s and Mr. Bothwell’s employment agreements were amended. See Note 13 for a more detailed description of the executive employment agreements and the respective amendments referred to above.

During April 2020, June 2020, August 2020, September 2020, February 2021 and April 2021, each of the current executives of the Company, Albert Mitrani, Dr. Mari Mitrani, Ian Bothwell and Dr. George Shapiro (“Current Executives”) were granted rights under the Management and Consultant Performance Plan (“MCPP”) to receive common stock of the Company based on the achievement of certain defined milestones. In addition, during June 2020, each of the current non-executive members of the Board were granted rights under the MCPP to receive common stock of the Company based on the achievement of certain defined milestones (see Note 11).

The Company’s corporate administrative offices are leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani. During July 2020, the term of the lease has been extended through June 2023. Beginning July 2020, the monthly rent increased from $2,900 to $3,500. The Company paid a security deposit of $5,000. Total rent expense for the three months and nine months ended July 31, 2021 was $10,500 and $31,500, respectively.

Beginning October 1, 2020, the Company entered into a second lease agreement with Mariluna LLC for office space located in Aspen, CO. The lease expires on September 30, 2021 and does not provide for any renewal terms. Under the terms of the lease. The Company is required to make monthly rental payments of $6,500 and was required to provide a security deposit of $11,000 upon execution of the lease agreement. Total rent expense for the three months and nine months ended July 31, 2021 was $19,500 and $58,500, respectively.

In connection with Mr. Bothwell’s executive employment agreements, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $7,453 and $23,177 for the three months and nine months ended July 31, 2021.

For the three months and nine months ended July 31, 2021, the Company sold a total of approximately $173,000 and $665,000, respectively, of product to a management services organization (MSO) that provides administrative services and contracts for medical supplies for several medical practices, including approximately $44,000 and $117,000 for the three months and nine months ended July 31, 2021, respectively, of products purchased from the Company that were attributable to the medical practice owned by one of our board of director members.  The board of director member also has an indirect economic interest in the parent company that owns the MSO.  For the three months and nine months ended July 31, 2020, the total amount of sales of products to customers related to our board of director members and/or employees of the Company totaled approximately $25,200 and $71,500, respectively.

On February 26, 2020, the Company agreed to enter into a consulting agreement with Dr. George Shapiro, the Company’s Chief Medical Officer (“CMO”) to provide ongoing services to the Company. The CMO will receive compensation of $82,250 annually, commencing March 1, 2020. The term of the consulting agreement is one year, with automatic renewals for annual periods thereafter unless prior written notice is provided by either party of the desire to terminate. During February 2021, the consulting arrangement was amended whereby the CMO’s accrued and unpaid consulting fees of $82,250 through February 2021 were fully satisfied through the issuance of 500,000 shares of newly issued common stock of the Company. Furthermore, until the CMO becomes a full-time employee of the Company and provided the CMO continues to serve in his current position, the CMO shall receive compensation equal to $27,000 per quarter beginning May 1, 2021, payable in cash or in stock (based on the average monthly trading price of the common stock during the applicable quarter) at the option of the Company. At July 31, 2021, consulting fees owed to the CMO were $27,000.

At July 31, 2021, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $261,537, $287,555 and $756,078, respectively.

Effective December 21, 2020, the Company granted a bonus of $50,000 and 15,000,000 shares of common stock of the Company each to Mr. Mitrani, Dr. Mitrani and Mr. Bothwell and 1,000,000 shares of common stock of the Company each to Mr. Carbonara and Dr. Allen Meglin (see Note 11).

On February 22, 2021, the Company sold 1,818,181 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.055 per share for an aggregate purchase price of $100,000 (see Note 11).

NOTE 9 – NOTES PAYABLE

On June 20, 2018, the Company issued a total of $150,000 of convertible 6% debentures (“150,000 Debentures”) to an accredited investor. The principal amount of the $150,000 Debentures, plus accrued and unpaid interest through June 30, 2019 were payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $150,000 Debentures were prepaid at the sole option of the Company, were converted as provided for under the terms of the $150,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $150,000 Debentures. Interest on the $150,000 Debentures for each calendar quarter ended beginning with the quarter ended June 30, 2018 is payable on the 10th business day following the immediately prior calendar quarter. At July 31, 2021, the principal balance of the $150,000 Debentures outstanding was $144,000 and accrued and unpaid interest was $5,040.

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

NOTE 10 – IRS PENALTIES

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement. During the period that the appeal is being reviewed and a determination is made by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $83,684 and $70,000 of accrued tax penalties and interest on the balance sheet as of July 31, 2021 and October 31, 2020, respectively.

NOTE 11 – CAPITAL STOCK

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

Issued Shares

As of July 31, 2021, there were no designations of Preferred Stock authorized or outstanding.

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

On February 22, 2021, the Company sold 1,818,181 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.055 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital. The sales price was at a discount to the trading price of $0.086 as of the effective date of the transaction, resulting in additional stock-based compensation expense of $56,364, which has been recorded during the nine months ended July 31, 2021.

During April 2021, the Company sold an aggregate of 13,677,821 shares of common stock to seven “accredited investors” at prices ranging from $0.03 per share to $0.25 per share for an aggregate purchase price of $535,000. The proceeds were used for working capital.

During May 2021, the Company sold an aggregate of 2,087,822 shares of common stock to eight “accredited investors” at prices ranging from $0.13 per share to $0.15 per share for an aggregate purchase price of $286,250. The proceeds were used for working capital.

During the period June 2021 through July 2021, the Company sold an aggregate of 11,541,500 shares of common stock to four “accredited investors” at prices ranging from $0.05 per share to $0.13 per share for an aggregate purchase price of $631,020 (see Note 4). The proceeds were used for working capital.

During August 2021, the Company sold an aggregate of 3,000,000 shares of common stock to one “accredited investor” at $0.05 per share for an aggregate purchase price of $150,000. The proceeds were used for working capital.

Issuances of Common Stock – Stock Compensation:

During November 2020, the Company entered into an additional consulting agreement with a third party to provide consulting services in connection with the development of international research and development, sales and distribution and financing opportunities for a period of six months. As consideration for agreeing to provide the consulting services to the Company, the Company issued the consultant 2,000,000 shares of fully vested unregistered common stock valued at $0.151 per share, the closing price of the common stock of the Company on the effective date of the agreement. The Company recorded $302,000 of stock-based compensation expense during the nine months ended July 31, 2021. On August 9, 2021, the Company and the third party entered into another consulting agreement with substantially the same terms and condition as provided for in the original agreement. The 2,000,000 shares of fully vested unregistered common stock issued to the consultant under the new agreement were valued at $0.093 per share, the closing price of the common stock of the Company on the effective date of the agreement. The Company will amortize $185,400 of stock-based compensation expense based on the grant date fair value of these shares over the term of the agreement.

During November 2020, in consideration for agreeing to provide medical consulting and advisory services to the Company, the Board approved the issuance to one individual an aggregate of 250,000 shares of unregistered common stock valued at $0.145 per share, the closing price of the common stock of the Company on the respective grant dates. The Company recorded $36,225 of stock-based compensation expense based on the grant date fair value of these shares during the nine months ended July 31, 2021.

During December 2020, the Board approved the bonus of 47,675,000 shares of newly issued common stock to executive management (consisting of Mr. Mitrani, Dr. Mitrani and Mr. Bothwell) totaling 45,000,000 shares; non-executive Board members (consisting of Mr. Carbonara and Dr. Meglin) totaling 2,000,000 shares; administrative staff totaling 550,000; and to several medical advisors totaling 125,000 shares valued at $0.12 per share, the closing price of the common stock of the Company on the respective grant dates. The Company recorded a total of $5,721,000 of stock-based compensation expense based on the grant date fair value of these shares during the nine months ended July 31, 2021.

During April 2021, the Board approved the bonus of 500,000 shares of newly issued common stock to an employee valued at $0.055 per share, the closing price of the common stock of the Company on the grant date. The Company recorded a total of $27,450 of stock-based compensation expense based on the grant date fair value of these shares during the nine months ended July 31, 2021.

During December 2020, January 2021 and February 2021, the Company issued 25,000, 240,000 and 50,000 shares of unregistered common stock, respectively, valued at prices ranging from $0.035 to $0.17 per share, the closing price of the common stock of the Company on the respective grant dates. The Company recorded a total of $19,855 of stock-based compensation expense during the nine months ended July 31, 2021 based on the grant date fair value of these shares.

During February 2021, the Company entered into a consulting agreement with a third party to provide consulting services for a one-year period. As consideration for agreeing to provide consulting services to the Company, the Company agreed to issue the consultant 500,000 shares of unregistered common stock upon completion of the three-month anniversary of the agreement. In addition, the Company has agreed to provide an additional 250,000 shares of newly issued common stock for each celebrity and/or athlete which the consultant arranges to provide marketing services to the Company and that is responsible for bringing a minimum of $75,000 of monthly revenues in connection with sales of the Company’s products, up to a maximum of 1,500,000 shares. The shares issued were valued at $0.095 per share, the closing price of the common stock of the Company on the effective date of the agreement, totaling $47,500. The Company will amortize the costs associated with the issuance over the term of the agreement. The Company amortized $23,750 of stock-based compensation expense during the nine months ended July 31, 2021.

As described in Note 13, in connection with the execution of the Amendment, the Company issued to the Consultants 20,000,000 shares of unregistered common stock (“Shares”) valued at $0.0614 per share, the closing price of the common stock of the Company on the grant date. The Company will amortize the costs associated with the issuance of $1,228,000 over the remaining term of the agreement. The shares issued vest 50% as of the date of the Amendment and the remaining 50% will vest on December 31, 2021 or upon the date that the Company obtains approval for certain IND’s submitted, whichever is sooner. The Company recorded a total of $204,667 of stock-based compensation expense during the nine months ended July 31, 2021.

During April 2021, the Company entered into a consulting agreement with a third party to provide investor relation services. The term of the agreement is month to month and may be terminated with or without cause. As consideration for agreeing to provide the consulting services to the Company, the Company has agreed to pay the consultants a minimum of $15,000 per month and to issue 500,000 shares of restricted common stock which vested fully on May 21, 2021 (valued at $0.057 per share, the closing price of the common stock of the Company on the grant date). The Company recorded a total of $28,500 of stock-based compensation expense during the nine months ended July 31, 2021.

During March 2021, April 2021 and May 2021, the Company granted a total of 750,000 of common stock to various consultants valued at prices ranging from $0.049 per share to $0.40 per share, the closing price of the common stock of the Company on the respective grant dates. The Company recorded $82,392 of stock-based compensation expense based on the grant date fair value of these shares during the nine months ended July 31, 2021.

On June 4, 2021, the Company and an employee agreed to amendment of the employee’s employment agreement. Under the terms of the amendment, the employee agreed to extend the term of the agreement through December 31, 2022 and the Company agreed to grant the employee 1,000,000 shares of common stock of the Company to vest upon execution of the amendment (valued at $0.136 per share, the closing price of the common stock of the Company on the grant date). In addition, the employee is eligible to receive up to an aggregate of 3,000,000 additional shares of common stock based on achievement of certain milestones. The total value of the stock granted in connection with the amendment of $136,000 will be amortized beginning June 4, 2021 over the remaining term of the agreement. The Company recorded $14,316 of stock-based compensation expense based on the grant date fair value of these shares during the nine months ended July 31, 2021.

During June 2021, the Company granted a total of 1,100,000 of common stock to various consultants and service providers valued at prices ranging from $0.14 per share to $0.148 per share, the closing price of the common stock of the Company on the respective grant dates. The Company recorded $154,740 of stock-based compensation expense based on the grant date fair value of these shares during the nine months ended July 31, 2021.

On June 10, 2021, the Company agreed to issue 60,000 shares of common stock to a service provider as a prepayment for future services to be provided to the Company valued at $10,000 (valued at $0.167 per share, the closing price of the common stock of the Company on the date of the agreement).

Issuances of Common Stock – Exchange of balances due on accounts payable for stock:

During February 2021, the consulting arrangement was amended whereby the CMO’s accrued and unpaid consulting fees of $82,250 were fully satisfied though the issuance of 500,000 shares of newly issued common stock of the Company valued at $0.165 per share (share price was $0.084 per share on the date of the exchange). Furthermore, until the CMO becomes a full-time employee of the Company and provided the CMO continues to serve in his current position, the CMO shall receive compensation equal to $27,000 per quarter beginning May 1, 2021, payable in cash or in stock (based on the average monthly trading price of the common stock during the applicable quarter) at the option of the Company.

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

During the three months and nine months ended July 31, 2021, a total of 0 and 49,500,000 shares, respectively, were issued in connection with certain Milestones achieved. The Company recorded a total of $1,336,500 and $3,915,000 of stock-based compensation expense during the nine months ended July 31, 2021 and 2020, respectively, based on the fair value of the actual MCPP Shares awarded during each of those respective periods.

NOTE 12 – WARRANTS

A summary of warrant activity for the nine months ended July 31, 2021 and 2020 are presented below.

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2020	9,500,000	$0.03	7.90	$1,268,000
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Expired/Forfeited	–	$–	–	$–
Outstanding and exercisable at July 31, 2021	9,500,000	$0.03	7.15	$685,650

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2019	4,529,371	$0.20	0.30	$–
Granted	9,500,000	$0.03	8.53	$–
Exercised	-	$-	-	$–
Expired/Forfeited	(4,529,371)	$0.20	-	$–
Outstanding and exercisable at July 31, 2020	9,500,000	$0.03	8.15	$185,000

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

d)	Executive shall be entitled to a cash payment equal to his 200% of the prior year’s cash or stock bonus (excluding any stock grants received pursuant to the MCPP).

2.	Change In Control: In the event of a Change in Control and the Executive’s employment agreement is not extended for period of five years from the date of the Change in Control with all other terms and conditions of the agreement remaining the same, then the Executive may terminate the agreement for good reason and all respective severance terms as provided for a termination by Executive for good reason described in clause 1 above shall be provided to Executive.

3.	Executive termination due to disability, death, or non-renewal by Company:

a)	All existing accrued obligations existing at time of termination shall be paid to Executive.

b)	Any unvested equity grants in favor of Executive shall immediately become fully vested and any pending grants pursuant to the MCPP eligible to be issued to Executive shall be granted to Executive, regardless of whether the associated milestone were achieved prior to termination.

c)	Executive shall be entitled to a cash payment equal to 299% of Executive’s base salary in effect at the time of termination, plus a gross up amount to cover Executive’s tax liability associated with such payment.

d)	200% of the prior year’s cash or stock bonus (excluding MCPP performance stock grants).

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

Sales Executives

On January 6, 2020, the Company entered into employment agreements with two individuals (“Sales Executives”), each to serve as a Vice President – Global Sales and Marketing. The terms of each Sales Executive employment agreement are identical (“VP Agreements”). The initial term of the VP agreements are for three years and provide for automatic annual renewals thereafter, unless either party provides 90-day written notice prior to expiration of the then current term. The VP Agreements may also be terminated by the Company beginning June 30, 2020 in the event the Sales Executive fails to meet certain defined minimum revenue growth milestones. The Sales Executives will receive compensation in the form of monthly salary of $18,000 and a quarterly override during the calendar year 2020 based on revenues earned by the Company during each quarterly period that exceed $600,000 (“Override Threshold”) beginning for the quarter ended June 30, 2020. The VP Agreements also require the Sales Executives and the Company to mutually agree on the Override Threshold for calendar years 2021 and 2022 to be eligible for the Override Threshold for those years, which has yet to be agreed to.

The VP Agreements also provide the Sales Executives with the right for each to receive an additional 750,000 shares of common stock at the end of each quarterly anniversary of the VP Agreements throughout the Initial Term (maximum 9,000,000 shares) (“Performance Shares”), provided that the VP Agreements remain in effect during the applicable quarterly period. The vesting of the Performance Shares may also be accelerated based on achievement of certain revenue milestones. During the three months ended July 31, 2021, a total of 3,600,000 of Performance shares vested in connection with the VP Agreements resulting in stock-based compensation expense of $126,000. During the nine months ended July 31, 2021, a total of 9,000,000 of Performance shares vested in connection with the VP Agreements resulting in stock-based compensation expense of $315,000 (valued at $0.035 per share, the closing price of the common stock of the Company on the date of the grant).

Consultant Agreements

Effective March 30, 2020 (the “Effective Date”), the Company entered into a consulting agreement (“Agreement”) with Assure Immune L.L.C. (the “Consultant”) for an initial term of one year (the “Initial Term”) with automatic renewals for two (2) additional annual periods (each a “Renewal Term,” and together with the “Initial Term,” the “Term”), unless written notice is provided by either party at least 45 days prior to the applicable termination date. Neither party provided written notice within the specified deadlines to terminate upon expiration of the Initial Term and as a result the Term has been extended to March 30, 2022. Under the Agreement, the Consultant will provide the Company during the Term with expertise, experience, advice and direction associated with the critical functional executive level roles of the Company as it relates to the oversight and management of the Company’s regulatory, research and development and laboratory operations, consistent with the Company’s corporate mission and strategies and subject to the resource limitations of the Company. In connection with the Agreement, the Consultants will receive monthly fees of $30,000 during the Initial Term and monthly consulting fees of $35,000 during the first Renewal Term and $40,000 during the second Renewal Terms, if any. In addition. the Company agreed to issue to the Consultant or its designees 12,000,000 shares of common stock of the Company (“Shares”), 50% of which Shares vest as of the Effective Date and balance of which Shares vest upon the six-month anniversary of the Effective Date. The Agreement also provides that upon the commencement of each Renewal Term, if any, the Consultant will receive up to 6,000,000 additional Shares, 50% of which Shares will vest on the commencement date of the Renewal Term and the balance of which additional Shares will vest on the six (6) month anniversary of such date. In connection with the Agreement, the Consultant (and its principals) are obligated to comply with customary confidentiality, non-compete and non-solicitation covenants and have agreed that all intellectual property developed during the term of the Agreement shall remain the property of the Company. In addition to the Shares to be issued above, the Consultant or its designees will be entitled to participate in the Company’s Management and Consultants Performance Stock Plan (the “MCPP”), more fully described in Note 11.

Effective March 29, 2021, the Company and the Consultant entered into an amendment to the Agreement (“Amendment”). Under the terms of the Amendment, the initial term of the Agreement was extended for an additional 2 years and the terms for eligibility of the Consultants to receive future grants of stock above those stock issuances granted as of the date of the Amendment based on achievement of certain future milestones previously provided for in the Agreement were eliminated. In addition, the Amendment provided additional terms in connection with termination of the Agreement. Under the terms of the Amendment, the Consultant received an additional 20,000,000 shares of common stock that vest 50% upon execution of the Amendment and 50% on the sooner of (1) December 31, 2021 or (2) upon the approval of both of the Company’s IND’s to be submitted for Osteoarthritis and COVID 19 “Long Hauler”. The shares issued in connection with the Amendment were valued at $0.0614 per share, the closing price of the common stock of the Company on the grant date, totaling $1,228,000. The Company will amortize the costs associated with the issuance over the remaining life of the Amendment (see Note 11).

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

CRO Agreement 1 and CRO Agreement 2

During November 2020, the Company entered into an agreement with a third-party contract research organization (“CRO”) to provide ongoing clinical research services, clinical research professionals and contract clinical, technical and other related services in connection with a planned future clinical trial (“CRO Agreement 1”). In connection with the CRO Agreement 1, the Company was obligated to make payments of approximately $778,000 plus pass through costs and other third-party direct costs during the term of clinical trial expected to run until September 2021. In connection with the CRO Agreement 1, the Company was obligated to pay in accordance with defined completed milestones, beginning with approximately $195,524 upon work order execution.

During January 2021, the Company entered into an additional agreement with the CRO to provide ongoing clinical research services, clinical research professionals and contract clinical, technical and other related services in connection with a planned future clinical trial (“CRO Agreement 2”). In connection with the CRO Agreement 2, the Company was obligated to payments of approximately $477,000 plus pass through costs and other third-party direct costs during the term of clinical trial expected to run until August 2021. In connection with the CRO Agreement 2, the Company was obligated to pay in accordance with defined completed milestones, beginning with approximately $147,000 upon work order execution.

During February 2021, the Company provided notice to the CRO that it was terminating the engagement of the CRO in connection with the two above-described projects as a result of the significant increases in projected trial costs over the originally contracted amounts. For the nine months ended July 31, 2021, the Company has recorded approximately $535,000 of expenses in connection with invoices submitted by the CRO up through the date the projects were terminated of which $220,000 was outstanding to the CRO at July 31, 2021.

On July 29, 2021, the parties reached a settlement agreement and general release in connection with termination of both of the agreements whereby the Company paid $25,000 on August 2, 2021 and $25,000 on August 26, 2021 and is obligated to pay $25,000 on or before September 26, 2021 and $25,000 on or before October 26, 2021. Upon completion of all the required payments, the Company will be fully released from paying the remaining unpaid invoiced amounts of $145,000.

CRO Agreement 3

During August 2021, the Company entered into an agreement with another CRO to provide ongoing clinical research services, clinical research professionals and contract clinical, technical and other related services in connection with a planned future clinical trial (“CRO Agreement 3”). In connection with the CRO Agreement 3, the Company is obligated to make payments of approximately $555,000 plus pass through costs and other third-party direct costs during the term of clinical trial expected to run until July 2023. In connection with the CRO Agreement 1, the Company is obligated to pay in equal monthly installments over the term of the clinical trial.

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

As of July 31, 2021, there was approximately $721,415 of unpaid Original Base Salary and Incremental Salary related to the period prior to December 31, 2019 and $583,754 of unpaid Original Base Salary and Incremental Salary related to the period January 1, 2020 through July 31, 2021, that could be converted in the future into approximately 33,570,276 shares of common stock (weighted average conversion price of $0.039 per share).

Legal Matters

On June 17, 2021, Organicell received a subpoena dated June 14, 2021, from the Atlanta Regional Office of the SEC requiring the production of certain documents and communications in connection with the treatment and results of various COVID-19 patients, as discussed in the Company’s Current Reports on Form 8-K filed with the SEC during the period from May 27, 2020 through May 11, 2021. The Company intends to fully cooperate with the SEC’s investigation and believes that it will be able to provide all of the information requested by the SEC. The Company can make no assurances as to the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any proceedings on the Company’s current business, financial condition, results of operations, cash flows, or the Company’s future operations.

On August 17, 2021, the Company was served with a summons and complaint by LAE International Consulting, LLC, in the case styled LAE International Consulting, LLC v. Organicell Regenerative Medicine, Inc. et al., Case No. 2021-018461-CA-01 (In the Circuit Court of the 11th Judicial Circuit in and for Miami Dade County, Florida) (“Lawsuit”). Albert Mitrani, Mari Mitrani and Ian Bothwell are also named as defendants in the Lawsuit, but to date have not been served.  In the Lawsuit, LAE alleges breach of contract, unjust enrichment, violation of Florida’s Unfair and Trade Practices Act, breach of obligation of good faith and fair dealing, negligent misrepresentation and fraud in connection with a prior consulting agreement entered into between the Company and LAE.  In the Lawsuit, Plaintiff is seeking judgment for damages, injunctive relief, together with interest, costs, attorneys’ fees and other such relief as may be shown. The Company denies any wrongdoing and responsibility in connection with the Lawsuit.   The Lawsuit is in its infancy as a majority of the defendants have not been served with a copy of the complaint. The Company believes that it has strong defenses to the Lawsuit. The Company believes that any liability, if any, ultimately resulting from this lawsuit should not materially affect its consolidated financial results.

NOTE 14 – SEGMENT INFORMATION

The Company has only one operating segment.

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

Since May 2019, Organicell has operated a placental tissue bank processing laboratory in Miami, Florida for the purpose of performing research and development and the manufacturing and processing of the anti-aging and cellular therapy derived products that we sell and distribute to our to its customers.

The Company’s leading product, Zofin™ (also known as OrganicellTM Flow), is an acellular, biologic therapeutic derived from perinatal sources and is manufactured to retain naturally occurring microRNAs, without the addition or combination of any other substance or diluent. This product contains over 300 growth factors, cytokines, chemokines, and 102 unique microRNAs as well as other exosomes/nanoparticles derived from perinatal tissues. Zofin™ is currently being tested in an U.S. Food and Drug Administration (“FDA”) authorized phase I/II randomized, double blinded, placebo trial to evaluate the safety and potential efficacy of intravenous infusion of Zofin™ for the treatment of moderate to severe SARS related to COVID-19 infection.

To date, the Company has obtained certain Investigation New Drug (“IND”), and emergency IND (“eIND”) approvals from the FDA, including applicable Institutional Review Board (“IRB”) approvals which authorized the Company to commence clinical trials or treatments in connection with the use of Zofin™ and related treatment protocols. The Company is pursuing efforts to complete ongoing clinical studies as well as obtaining approval to commence additional studies for other specific indications it has identified that the use of its products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available.

New FDA guidance which was announced in November 2017 and which became effective in May 2021 (postponed from November 2020 due to the COVID -19 pandemic) require that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”).

We have not obtained any opinion or ruling regarding the Company’s operations and whether the processing, sales and distribution of the products we currently produce would be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s.  However, we do not believe that our products fall within these guidelines and intend to vigorously defend against any adverse interpretation by the FDA on the classification of our products that may be deemed as falling under this defined regulation, if any.  Notwithstanding the foregoing, we are undertaking efforts on an ongoing basis to mitigate any potential risks associated with an adverse ruling by the FDA and the subsequent limitations on our ability to continue to generate revenues from the sale of our products in the United States until the Company obtains the required licenses.  The efforts include continuing with clinical trials, expanding sales internationally and developing new product offerings and/or designations of products that would not fall under these regulations.

The Company recently formed Livin’ Again Inc., a wholly owned subsidiary (“Livin”), for the purpose of among other things, providing independent education, advertising and marketing services, to Providers that provide medical and other healthcare, anti-aging and regenerative services. including FDA-approved IV vitamin and mineral liquid infusions. The Company intends to initially market such services by coordinating turnkey opportunities for Providers to provide IV Drip Therapies at select properties and locations. As of July 31, 2021, Livin did not have any significant activity.

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

Results of Operations

Three months ended July 31, 2021 compared to three months ended July 31, 2020

Revenues

Our revenues for the three months ended July 31, 2021 were $1,367,895, compared to revenues of $767,333 for the three months ended July 31, 2020. The increase in revenues during the three months ended July 31, 2021 of $600,562 (78.3%) was primarily the result of the Company being able to realize an increase of approximately 103.1% (approximately $694,500) in unit sales of its products during the three months ended July 31, 2021 compared with the three months ended July 31, 2020, partially offset from a decrease of approximately 12.2% (approximately $93,940) in the average sales prices for the products sold during the three months ended July 31, 2021 compared with the average sales prices realized on products sold during the three months ended July 31, 2020. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the Company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations. The decrease in the average sales prices realized on products sold during the three months ended July 31, 2021 compared with the three months ended July 31, 2020 was due to volume pricing discounts for large orders of the Company’s medical grade product offerings and the increase in the sales of the Company’s aesthetic product offerings which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues

Our cost of revenues for the three months ended July 31, 2021 were $136,044, compared with cost of revenues of $100,907 for the three months ended July 31, 2020. The increase in the cost of revenues during the three months ended July 31, 2021 of $35,137 (34.8%) compared with the three months ended July 31, 2020 was due to an increase in the amount of units sold of 103.1% (approximately $69,070) during the three months ended July 31, 2021 compared with the three months ended July 31, 2020, partially offset from the reduction in the cost of units sold of 33.6% (approximately $33,930) during the three months ended July 31, 2021 compared to costs of units sold during the three months ended July 31, 2020, which as described above was primarily the result of the Company’s increase in the sales of the Company’s aesthetic product offerings during the three months ended July 31, 2021 compared to the three months ended July 31, 2020 which have a lower cost of revenue than the Company’s medical grade product offerings.

Gross Profit

Our gross profit for the three months ended July 31, 2021 was $1,231,851 (90.0% of revenues), compared with gross profit of $666,426 (86.9% of revenues) for the three months ended July 31, 2020. The increase in gross profit during the three months ended July 31, 2021 was the result of higher amount of units sold and lower cost of units sold during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness and the introduction of new and more advanced product offerings. The lower cost of units sold was due to the Company’s increase in the sales of the Company’s aesthetic product offerings during the three months ended July 31, 2021 compared to the three months ended July 31, 2020 which have a lower cost of revenue than the Company’s medical grade product offerings.

General and Administrative Expenses

General and administrative expenses for the three months ended July 31, 2021 were $2,624,808, compared with $5,913,107 for the three months ended July 31, 2020, a decrease of $3,288,299. The decrease in the general and administrative expenses for the three months ended July 31, 2021 compared with the three months ended July 31, 2020 was primarily the result of reduced stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $4,180,000, partially offset from increased research and development costs of approximately $203,000, increased commissions due from sales of the Company’s products of approximately $275,000, increased payroll and consulting costs of approximately $178,000 and approximately $163,000 of increased professional fees. The increase in research and development costs, payroll and consulting costs and professional fees was the result of the Company’s expansion of its research and development activities primarily relating to the filing and approval of IND applications and the performance of clinical trials and public company compliance related costs.

Other Income (Expense)

Other expense, net, for the three months ended July 31, 2021 was $15,951, compared with other expense, net, of $12,079 for the three months ended July 31, 2020. The net increase in other expense, net, of $3,872 was principally the result of increased interest costs of approximately $7,094, partially offset from reduced income associated with settlements of amounts due for accounts payable.

Nine months ended July 31, 2021 compared to nine months ended July 31, 2020

Revenues

Our revenues for the nine months ended July 31, 2021 were $3,931,411, compared to revenues of $2,072,511 for the nine months ended July 31, 2020. The increase in revenues during the nine months ended July 31, 2021 of $1,858,900 (89.7%) was primarily the result of the Company being able to realize an increase of approximately 116.6% (approximately $2,116,060) in unit sales of its products during the nine months ended July 31, 2021 compared with the nine months ended July 31, 2020, partially offset from a decrease of approximately 12.4% (approximately $257,160) in the average sales prices for the products sold during the nine months ended July 31, 2021 compared with the average sales prices realized on products sold during the nine months ended July 31, 2020. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the Company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations. The decrease in the average sales prices realized on products sold during the three months ended July 31, 2021 compared with the three months ended July 31, 2020 was due to volume pricing discounts for large orders of the Company’s medical grade product offerings and the increase in the sales of the Company’s aesthetic product offerings which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues

Our cost of revenues for the nine months ended July 31, 2021 were $440,536, compared with cost of revenues of $297,905 for the nine months ended July 31, 2020. The increase in the cost of revenues during the nine months ended July 31, 2021 of $142,631 (47.9%) compared with the nine months ended July 31, 2020 was due to an increase in the amount of units sold of 116.6% (approximately $237,120) during the nine months ended July 31, 2021 compared with the nine months ended July 31, 2020, partially offset from the reduction in the cost of units sold of 31.7% (approximately ($94,490) during the nine months ended July 31, 2021 compared to costs of units sold during the nine months ended July 31, 2020, which as described above was primarily the result of the Company’s increase in the sales of the Company’s aesthetic product offerings during the nine months ended July 31, 2021 compared to the nine months ended July 31, 2020 which have a lower cost of revenue than the Company’s medical grade product offerings.

Gross Profit

Our gross profit for the nine months ended July 31, 2021 was $3,490,875 (88.8% of revenues), compared with gross profit of $1,774,606 (85.6% of revenues) for the nine months ended July 31, 2020. The increase in gross profit during the nine months ended July 31, 2021 was the result of higher amount of units sold and lower cost of units sold during the nine months ended July 31, 2021 compared to the nine months ended July 31, 2020. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness and the introduction of new and more advanced product offerings. The lower cost of units sold was due to the Company’s increase in the sales of the Company’s aesthetic product offerings during the nine months ended July 31, 2021 compared to the nine months ended July 31, 2020 which have a lower cost of revenue than the Company’s medical grade product offerings.

General and Administrative Expenses

General and administrative expenses for the nine months ended July 31, 2021 were $15,282,596, compared with $9,065,950 for the nine months ended July 31, 2020, an increase of $6,216,646. The increase in the general and administrative expenses for the nine months ended July 31, 2021 compared with the nine months ended July 31, 2020 was primarily the result of increased stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $2,877,000, increased research and development costs of approximately $994,000, increased commissions due from sales of the Company’s products of approximately $699,000, increased payroll and consulting costs of approximately $1,029,000, increased professional fees of approximately $270,000, increased office related costs of approximately $116,000 and approximately $214,000 of increased laboratory related expenses. The increase in research and development costs, payroll and consulting costs, professional fees and laboratory related expenses was the result of the Company’s expansion of its research and development activities primarily relating to the filing and approval of IND applications and the performance of clinical trials and public company compliance related costs.

Other Income (Expense)

Other expense, net, for the nine months ended July 31, 2021 was $6,687, compared with other (expense), net, of ($126,820) for the nine months ended July 31, 2020. The net decrease in other expense, net, of $120,133 was principally the result of reduced interest costs of approximately $94,000 recorded in connection with the amount of the discount to the fair value of common stock associated with the conversion of a funding facility into equity and the reduction in interest expense associated with such funding facility of approximately $25,000 during the nine months ended July 31, 2020.

Liquidity and Capital Resources

During the fiscal nine months ended July 31, 2021 and through the date of this Quarterly Report on Form 10-Q, the Company has relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

1.	During November 2020, the Company sold 800,000 shares of common stock to an “accredited investor” at $0.05 per share, for an aggregate purchase price of $40,000. The proceeds were used for working capital.

2.	During February 2021, the Company sold an aggregate of 12,340,910 shares of common stock to five “accredited investors” at prices ranging from $0.05 per share to $0.06 per share for an aggregate purchase price of $665,000. The proceeds were used for working capital.

3.	On February 22, 2021, the Company sold 1,818,181 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.055 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.

4.	During April 2021, the Company sold an aggregate of 13,677,821 shares of common stock to seven “accredited investors” at prices ranging from $0.03 per share to $0.25 per share for an aggregate purchase price of $535,000. The proceeds were used for working capital.

5.	During May 2021, the Company sold an aggregate of 2,087,822 shares of common stock to eight “accredited investors” at $0.13 per share for an aggregate purchase price of $286,250. The proceeds were used for working capital.

6.	During the period June 2021 through July 2021, the Company sold an aggregate of 11,541,500 shares of common stock to four “accredited investors” at prices ranging from $0.05 per share to $0.13 per share for an aggregate purchase price of $631,020. The proceeds were used for working capital.

7.	During August 2021, the Company sold an aggregate of 3,000,000 shares of common stock to one “accredited investor” at $0.05 per share for an aggregate purchase price of $150,000. The proceeds were used for working capital.

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

	For the Nine Months Ended July 31,
	2021	2020
Cash, beginning of year	$590,797	$132,557
Net cash used in operating activities	(2,120,925)	(973,592)
Net cash used in investing activities	(224,809)	(138,694)
Net cash provided by financing activities	1,784,844	1,296,674
Cash, end of period	$29,207	$319,945

During the nine months ended July 31, 2021, the Company used cash in operating activities of $2,120,925, compared to $973,592 for the nine months ended July 31, 2020, an increase in cash used of $1,147,333. The increase in cash used in operating activities was due to the increase in the general and administrative expenses during the nine months ended July 31, 2021 after adjusting for non-cash charges (mostly related to stock-based compensation), resulting from increased payroll and consulting costs and laboratory related expenses in connection with the Company’s expansion of its research and development activities during the nine months ended July 31, 2021, partially offset from the increase in revenues and gross profit during the nine months ended July 31, 2021.

During the nine months ended July 31, 2021, the Company had cash used in investing activities of $224,809, compared to cash used in investing activities of $138,694 for the nine months ended July 31, 2020. The increase in cash used in investing activities of $86,115 was due primarily due the Company’s construction of the new lab facility in Basalt, CO partially offset from lower capital expenditures for the acquisition of additional fixed assets required in connection with the Company’s laboratory operations during the nine months ended July 31, 2021 as compared to the nine months ended July 31, 2020.

During the nine months ended July 31, 2021, the Company had cash provided by financing activities of $1,784,844 compared to cash provided by financing activities of $1,296,674 for the nine months ended July 31, 2020. The increase in cash provided by financing activities was due to increases in proceeds from the sale of equity securities and convertible notes of approximately $431,000, decreases in repayments of outstanding debt obligations of approximately $48,000 and reduced payments on finance leases of approximately $9,000.

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $11,791,721 for the nine months ended July 31, 2021. In addition, the Company had an accumulated deficit of $40,666,597 at July 31, 2021. The Company had a negative working capital position of $3,095,005 at July 31, 2021.

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

If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of July 31, 2021, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2021, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to matters previously reported in the Company’s periodic reports filed with the SEC under the Exchange Act, on  August 17, 2021, the Company was served with a summons and complaint by LAE International Consulting, LLC, in the case styled LAE International Consulting, LLC v. Organicell Regenerative Medicine, Inc. et al., Case No. 2021-018461-CA-01 (In the Circuit Court of the 11th Judicial Circuit in and for Miami Dade County, Florida) (“Lawsuit”). Albert Mitrani, Mari Mitrani and Ian Bothwell are also named as defendants in the Lawsuit, but to date have not been served.  In the Lawsuit, LAE alleges breach of contract, unjust enrichment, violation of Florida’s Unfair and Trade Practices Act, breach of obligation of good faith and fair dealing, negligent misrepresentation and fraud in connection with a prior consulting agreement entered into between the Company and LAE.  In the Lawsuit, Plaintiff is seeking judgment for damages, injunctive relief, together with interest, costs, attorneys’ fees and other such relief as may be shown. The Company denies any wrongdoing and responsibility in connection with the Lawsuit.   The Lawsuit is in its infancy as a majority of the defendants have not been served with a copy of the complaint. The Company believes that it has strong defenses to the Lawsuit. The Company believes that any liability, if any, ultimately resulting from this lawsuit should not materially affect its consolidated financial results.

Item 1A. Risk Factors.

As a “smaller reporting company” we are not required to disclose information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following securities during the three months ended July 31, 2021 and through the date of this Quarterly Report on Form 10-Q:

1.	During May 2021, the Company sold an aggregate of 2,087,822 shares of common stock to eight “accredited investors” at $0.13 per share for an aggregate purchase price of $286,250. The proceeds were used for working capital.

2.	During the period June 2021 through July 2021, the Company sold an aggregate of 11,541,500 shares of common stock to four “accredited investors” at prices ranging from $0.05 per share to $0.13 per share for an aggregate purchase price of $631,020. The proceeds were used for working capital.

3.	During August 2021, the Company sold an aggregate of 3,000,000 shares of common stock to one “accredited investor” at $0.05 per share for an aggregate purchase price of $150,000. The proceeds were used for working capital.

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

None.

Item 6. Exhibits.

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

September 14, 2021

By:	/s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

September 14, 2021

