Form 10-K
period 2021-10-31
Organicell Regenerative Medicine, Inc.
filed 2022-02-14
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2021

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $203,402,515 based on the closing price of $0.397 per share of common stock and 512,607,144 shares of common stock of the Registrant held by non-affiliates on April 30, 2021, the last business day of the Registrant’s mostly recently completed second fiscal quarter.

As of January 28, 2022, there were 1,149,204,595 shares of common stock, $0.001 par value per share, issued and outstanding.

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

Forward-looking statements include, but are not limited to, the following:

■	Our products’ advantages;
■	Expectations regarding our future growth;
■	Expectations regarding available cash resources to fund current operations and future growth;
■	Our ability to comply with regulations governing the production and sale of our products;
■	Our ability to receive regulatory approvals;
■	Market opportunities for our services and products;
■	Clinical trial outcomes;
■	Our ability to compete effectively;
■	Our ability to respond to market forces; and
■	Our ability to protect our intellectual property.

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

Unless otherwise noted, as used herein, the terms “Organicell Regenerative Medicine,” “Organicell,” the “Company,” “we,” “our” and “us” refer to Organicell Regenerative Medicine, Inc., a Nevada corporation, and its subsidiaries consolidated as a combined entity.

We maintain a website at www.organicell.com. The contents of our website are not incorporated into this report.

ii

PART I

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

Since May 2019, Organicell has operated a placental tissue bank processing laboratory in Miami, Florida for the purpose of performing research and development and the manufacturing and processing of the anti-aging and cellular therapy derived products that we sell and distribute to our customers.

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

To date, the Company has obtained certain Investigation New Drug (“IND”), and eighteen emergency IND (“eIND”) approvals from the FDA, including applicable Institutional Review Board (“IRB”) approvals which authorized the Company to commence clinical trials or treatments in connection with the use of Zofin™ and related treatment protocols. The Company is pursuing efforts to complete its already approved clinical studies (see below) as well as obtaining approval to commence additional studies for other specific indications it has identified that the use of its products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available. The ability of the Company to succeed in these efforts is subject to among other things, the Company having sufficient available working capital to fund the substantial costs of completing clinical trials, which the Company currently does not have, and ultimately, obtaining approval from the FDA.

New FDA guidance which was announced in November 2017 and which became effective in May 2021 (postponed from November 2020 due to the COVID-19 pandemic) requires that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”).

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

During November 2020, the Company formed Livin’ Again Inc., a wholly owned subsidiary, for the purpose of among other things, providing independent education, advertising and marketing services, to Providers that provide medical and other healthcare, anti-aging and regenerative services. including FDA-approved IV vitamin and mineral liquid infusions (“IV Drip Therapies”). To date, there has been no significant activity and the Company has no timetable, if any, as to when IV Drip Therapies revenues will commence.

Developments During the Fiscal Year ended October 31, 2021

In April 2020, the FDA approved an IND application for the Company’s lead product, Zofin™, (IND # 19881) for a Phase I/II Randomized, Double Blinded, Placebo Trial to Evaluate the Safety and Potential Efficacy of Intravenous Infusion of OrganicellTM Flow for the Treatment of Moderate to Severe Acute Respiratory Syndrome (SARS) Related to COVID-19 Infection vs Placebo. The IRB was approved by the Institute of Regenerative and Cellular Medicine (“IRCM”) during June 2020 (approval number: IRCM-2020-254). Enrollment for the clinical trial began in September 2020. A total of ten patients have been enrolled to the study thus far and currently the clinical trial is not enrolling subjects due to the challenges of enrolling the remaining study population.

In March 2021, Organicell entered into a Material Cooperative Research and Development Agreement with the Centers for Disease Control and Prevention (the “CDC”) to determine the anti-inflammatory and anti-infective effectiveness of Zofin™ in experimental models of influenza infection. Pursuant to the agreement, Organicell will supply the CDC with Zofin™ and using well established in vitro and in vivo experimental models of influenza infection, the CDC will test the anti-infective and anti-inflammatory properties of Zofin™. All the proposed experiments will be performed in the appropriate biosafety levels and approved protocols at the Immunology and Pathogenesis Branch / Influenza Division of the CDC.

In April 2021, the Company entered into a similar agreement with Oklahoma State University to evaluate ZofinTM for the treatment of respiratory diseases caused by virus infections of pandemic potential and the FDA approved an Investigational New Drug (“IND”) application for Zofin™, in the treatment of knee osteoarthritis.

In June 2021, Organicell announced the results of its expanded access (EA) intermediate size patient population trial (NCT04657406) for treatment of COVID-19 patients with Zofin™, which EA trial had been authorized by the FDA in September 2020. The results of the EA trial indicated that treatment of participants with Zofin™:

●	met endpoints for safety and efficacy in patients with mild to moderate COVID-19;

●	mitigated mild and moderate symptoms;

●	improved pulmonary opacities detected in chest X-rays; and

●	improved inflammatory biomarkers.

The trial was conducted at United Memorial Medical Center in Houston, Texas. The study enrolled a total of 11 subjects: adults between the age of 35 to 69 who were fighting COVID-19 infection and presented respiratory fatigue with and without exertion, cough, and shortness of breath and met all inclusion/exclusion criteria. One patient withdrew before receiving any doses of ZofinTM. Two subjects withdrew at day 14 post treatment with ZofinTM. As a result, eight subjects completed the day 30 follow-up and are included in the data analysis. The administration of ZofinTM in the trial was well tolerated in all enrolled subjects, with no adverse events. Chest X-ray data demonstrated that 75% of subjects had bilateral opacities caused by COVID-19 infection at day 0 (baseline), prior to treatment with ZofinTM and thirty (30) days after ZofinTM treatment, chest X-ray data showed 83% of treated subjects had normal lung imaging, indicating complete recovery. Upon such time that Organicell enrolls and submits additional patient data from the above-mentioned study, Organicell intends to submit the updated results of the trial to the FDA for approval of an amendment to the Company’s previously approved IND (NCT04384445) to perform a placebo-controlled Phase II clinical trial to confirm safety and efficacy in a randomized fashion.

The Company is currently in the process of pursuing the implementation of three other previously approved clinical trials:

●	In January 2021, the Company announced that the FDA had approved an IND application for its lead product, Zofin™, in the treatment of patients diagnosed with chronic obstructive pulmonary disease (“COPD”). This approved trial design will be a double blinded, placebo-controlled, phase I/II trial investigating the safety and potential efficacy of intravenous infusion (IV) of Zofin™ for the treatment of COPD. The Company and the clinical research organization (“CRO”) are currently working to initiate the trial which the Company expects enrollment to begin during the quarter ending April 30, 2022, subject to the successful negotiation and execution of definitive agreements with the site facility where the study patients will be treated and the Company raising sufficient working capital to finance the trial, as to all of which no assurance can be given.

●	In April 2021, the Company announced that the FDA had approved the IND application for its lead product, Zofin™, in the treatment of knee osteoarthritis. This approved trial design, will be a double blinded, placebo-controlled, phase I/II trial investigating the safety and potential efficacy of Zofin™ for patients suffering with knee osteoarthritis. The Company and the CRO are currently working to initiate the trial which the Company expects enrollment to begin during the quarter ending July 31, 2022, subject to the successful negotiation and execution of definitive agreements with the site facility where the study patients will be treated and the Company raising sufficient working capital to finance the trial, as to all of which no assurance can be given.

●	In July 2021, the Company announced that the FDA had approved an IND application for its lead product, Zofin™, for the treatment of ‘Prolonged COVID-19 Symptoms’ (“Long Haulers”). This approved trial design consists of a double blinded, placebo-controlled, randomized phase I/II trial designed to investigate the safety and potential efficacy of Zofin™ in treating COVID-19 Long Haulers. The Company and the CRO are currently working to initiate the trial which the Company expects enrollment to begin during February 2022, subject to the successful negotiation and execution of definitive agreements with the site facility where the study patients will be treated and the Company raising sufficient working capital to finance the trial, as to all of which no assurance can be given.

In June 2021, the Company announced that it was launching a service platform for their first autologous product called Patient Pure XTM (PPXTM). PPXTM is a non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood. The Company began to accept minimal orders for this service during October 2021. The Company expects that once capacity for providing the service is adequate (either from processing capacity available or to become available at the Company’s existing facilities or through third party arrangements) as well as continued favorable response from health care providers and patients from the use of PPXTM, the Company will seek to expand this service on a larger scale.

In April 2021, we announced that an initial trial of ten COVID -19 patients in India conducted by CWI India, our Indian partner, generated positive results. The trial had been conducted by CWI India, our Indian partner with whom we had entered a product testing and distribution agreement in February 2021, to collaborate on a study or studies to evaluate the effects of Zofin™ on moderate to severe COVID-19 patients in India. The ten patients in the initial trial were treated at hospitals in Bangalore, Kozhikode and Chennai, and all ten patients recovered from their symptoms and were discharged from the hospital. Based on the initial results of this trial, CWI India has since been seeking to obtain government approval to conduct an expanded trial of up to sixty-five patients with moderate to severe COVID-19, who were to be treated at these hospitals. To date, CWI India has not obtained the required approval and it is uncertain if they will ultimately be successful in doing so. If approval is eventually obtained, we anticipate that CWI India will conduct the trials in a timely manner. If the results of the expanded trial prove to be positive, Organicell and CWI India intend to file with the ICMR (Indian Council for Medical Research) for Emergency Use Approval to use Zofin™ in India as a therapeutic for treating COVID-19.

In May 2021, the Company announced that its ZofinTM therapy has been approved by Pakistani regulators to be used for a treatment of a named COVID-19 patient hospitalized at the Pakistan Institute of Medical Sciences on compassionate grounds. In addition to this compassionate grounds authorization, Organicell received further indications from the Pakistani regulators to begin a broader trial of ZofinTM with up to 60 additional patients suffering from moderate to severe COVID-19. The Company has already shared data with Pakistani regulatory authorities in the country in support of this effort. To date, the Company and the Company’s Pakistani partner for the proposed study have not obtained the required approval and the Company is uncertain if they will ultimately be successful in doing so. If approval is eventually obtained, we anticipate that the trial will be conducted in a timely manner. In addition, in May 2021, Organicell also entered into a one-year exclusive distribution agreement with Apex Services Pakistan to import and distribute ZofinTM to hospitals and clinics in the country, subject to the issuance of all necessary approvals and licenses by the Drug Regulatory Authority of Pakistan, which as previously stated, have not yet been obtained.

On June 17, 2021, Organicell received a subpoena dated June 14, 2021, from the Atlanta Regional Office of the SEC requiring the production of certain documents and communications in connection with the treatment and results of various COVID-19 patients, as discussed in the Company’s Current Reports on Form 8-K filed with the SEC during the period from May 27, 2020 through May 11, 2021. The Company is fully cooperating with the SEC’s investigation and believes that it will be able to provide all of the information requested by the SEC. The Company can make no assurances as to the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any proceedings on the Company’s current business, financial condition, results of operations, cash flows, or the Company’s future operations.

Recent Development

On January 11, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (the “Purchaser”), pursuant to which we sold a Promissory Note in the principal amount of $600,000 (the “Note”) to the Purchaser in a private transaction to for a purchase price of $540,000 (giving effect to original issue discount of $60,000). In connection with the sale of the Note, the Company also paid the Purchaser’s legal fees and due diligence costs of $12,500 and brokerage fees of $9,000 to J.H. Darbie & Co., a registered broker-dealer. After payment of the legal fees and brokerage fees, the net proceeds to the Company were $518,500, which will be used for working capital and other general corporate purposes.

The Note matures on July 11, 2022, subject to extension at the option of the Company for up to an additional six month period, bears interest at the a rate of 10% per annum for the first six months and 12% per annum thereafter if extended, and only following an event of default (as defined in the Note), is convertible into shares of the Company’s common stock at a conversion price equal to the lower of the “VWAP” (as hereinafter defined) of the common stock during (i) the twenty (20) trading day period preceding the issuance date of the Note; or (ii) the twenty (20) trading day period preceding the date of conversion of the Note. As used in the Note, “VWAP” means, for any date, the price of our common stock as determined by the first of the following clauses that applies: (i) if the common stock is then listed or quoted on one or more established stock exchanges or national market systems, the daily volume weighted average price of the common stock for such date on the trading market on which the common stock is then listed or quoted as reported by Bloomberg L.P.; or (ii) if the common stock is regularly quoted on an automated quotation system (including applicable tiers of the over-the-counter market maintained by OTC Market Group, Inc.) or by a recognized securities dealer, the volume weighted average price of the common stock for such date on the applicable OTC Markets Group, Inc. tier or as quoted by such securities dealer. In accordance with the terms of the SPA, as of January 11, 2022, the Company has reserved 36,923,080 shares of its authorized but unissued common stock for issuance in the event the Purchaser exercises its right to convert the Note following an event of default.

The Note may be prepaid by the Company at any time without penalty. The Note also contains covenants, events of defaults, penalties, default interest and other terms and conditions customary in transactions of this nature.

Pursuant to the terms of the SPA, the Company paid a commitment fee to the Purchaser in the amount of $200,000 (the “Initial Commitment Fee”) in the form of 3,076,921 shares of the Company’s common stock (the “Initial Commitment Fee Shares”). In addition, if the Company exercises the option to extend the maturity date of the Note, the Company will pay an additional commitment fee to the Purchaser in the amount of $100,000 (the “Additional Commitment Fee,” and together with the Initial Commitment Fee, collectively, the “Commitment Fee”) in the form of an additional 1,538,462 shares of its common stock (the “Additional Commitment Fee Shares,” and together with the Initial Commitment Fee Shares, collectively, the “Commitment Fee Shares”). In the event that by the first anniversary of repayment of the Note by the Company, the Purchaser has not generated the amount of the Commitment Fee from public sales of the Commitment Fee Shares, the Company shall either pay the amount of any such shortfall either (i) by issuing additional shares of our common stock at a price equal to the VWAP for the common stock during the five (5) trading day period prior to such anniversary date; or (ii) in cash, in which case, the Company shall repurchase any unsold Commitment Fee Shares then held by the Purchaser for such shortfall amount.

The offer and sale of the Note to the Purchaser was made in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

COVID-19 Impact on Economy and Business Environment

The adverse public health developments and economic effects of the ongoing COVID-19 outbreak in the United States have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect. These restrictions have adversely affected the Company’s sales, results of operations and financial condition. In response to the COVID-19 outbreak, the Company (a) has accelerated its research and development activities; (b) is seeking to raise additional debt and/or equity financing to support working capital requirements; and (c) continues to take steps to stabilize and increase revenues from the sale of its products.

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

Despite the above, anecdotal and medical literature has shown an increased demand by patients for access to alternative medical therapies and treatments. Patients are seeking these alternatives to traditional allopathic medicine, due to the adverse events associated with traditional pharmaceuticals, risks associated with surgeries, and that traditional medicine and insurers are not addressing wellness or preventive medicine sufficiently. To address a wide variety of aging issues, safe alternatives to pathologies, including access to other treatments and pharmaceuticals and to achieve beneficial “elective” health treatments, we intend utilize the latest regenerative technologies. These alternative pathways to date have had significant restrictions because of regulations imposed by the FDA, other regulatory bodies and insurers due to lack of randomized controlled studies, yet many published case series demonstrate safety and efficacy. Patients and consumers are looking to safe alternatives compared more traditional medicine, including the following:

●	Cellular/ Tissue based therapies
○	Adipose-derived stromal vascular fraction
○	Bone marrow-derived stem cell therapies
○	Peripheral blood derived therapies (i.e., platelet rich plasma);
○	Placental-based therapies
➢	Technology documented since 1910 for safety and efficacy, tissue processed from human amniotic membrane and fluid, donated by consenting mothers delivering a full-term healthy baby by scheduled Caesarean section, avoiding any ethical or moral concerns, proven safety record, case series documented success in a multitude of systemic and local pathologies
○	Growth factor, cytokine therapies

●	Anti-Aging
○	Supplements
➢	Vitamin
➢	Mineral
➢	Medical foods
○	Weight control
○	Topical lotions and creams for the largest organ the skin

●	Nontraditional medical alternatives
○	Acupuncture
○	Naturopathic
○	Chiropractic

●	Self-directed
○	Meditation
○	Yoga
○	Tai Chi

Currently, patients who desire alternative treatments rely on the following options:

■	Medical Tourism
○	In United States
○	Off-shore United States
➢	Central and South America
➢	Caribbean
➢	Europe

■	Consulting directly with physicians knowledgeable in providing regenerative medical services

■	Unlicensed life coaches

Current Business Strategy

Our current business strategy is to achieve the following goals and milestones:

●	Execute on our current strategy to complete existing clinical studies and secure approval to commence additional studies for other specific indications that we identify that the use of our products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available;

●	Perform clinical based studies associated with the use of our products (independently and/or in conjunction with Providers, Manufacturers, Government Agencies and Educational Institutions) and seek accelerated approval where available for each product application in accordance with the 21st Century Cures Act (“Cures Act”) and/or through the granting of an FDA-approved biologics application (“BLA”) to allow products to be lawfully marketed and/or sold in the United States;

●	Assure the Company’s maintains compliance with existing and the anticipated changes to FDA regulations, including the guidance related to the use and sale of tissue-based products (“HCT/Ps”) which was published in November 2017 and took effect in May 2021 (postponed from November 2020 due to the COVID-19 pandemic), as well as readiness to respond to ongoing future changes to regulations impacting our products;

●	Continue to expand our laboratory facilities to meet expected production, processing and research requirements;

●	Engage high profile and industry recognized medical advisors, researchers and/or scientists to help identify and develop new and emerging technologies concerning biologics and to assure our Products remain cutting edge and competitive to products offered by other companies;

●	Identify alternative products and services to (a) offset any potential decline in revenues resulting from FDA limitations on the sales and distribution of our existing products currently being sold and distributed and/or future expected FDA restrictions on RAAM products; and (b) provide our Providers with alternative product and treatment options to remain competitive with the market and our Providers to meet the needs and demands of their patients;

●	Identify sources of exclusive and superior suppliers of RAAM products and/or raw materials used by us in processing our RAAM products;

●	Identify strategic relationships and acquisition targets that would enhance and/or accelerate the growth of the Company; (a) existing raw material and/or medical device suppliers or owners of IP associated with existing and/or additional desired RAAM products, (b) alliances with Providers that specialized in RAAM products, and/or (c) alliances with marketing and distribution companies of RAAM products.

●	Develop and expand operations to provide for growth of our revenues;
○	Expand our sales market and network of Providers within and outside of the United States to increase revenues for RAAM related products through:
▪	Hiring additional in-house sales personnel;
▪	Selectively engaging independent distributors;
▪	Marketing private label products to distributors;
▪	Increasing market recognition for our Organicell brand from: marketing and participating in industry trade shows;
○	Increase the number of RAAM product offerings for various modalities using proprietary processing, formulas and administration techniques, including the Company’s new product PPXTM
○	Extend our referral network of Providers based on:
▪	Superior product offerings;
▪	Demonstrating a realistic and executable regulatory roadmap to assure Company and product compliance with current and anticipated FDA regulations; and
▪	Developing and providing educational support to Providers regarding our products and regulatory concerns;

●	Secure additional working capital;
○	Fund shortfalls in working capital to fund ongoing expenses and required payments to vendors and creditors until revenues are stabilized;
○	Fund ongoing costs to complete current pipeline of clinical trials as well as future clinical trials;
○	Fund capital expenditures associated with maintaining compliance of our facilities and products;
○	Fund our strategy to develop and expand our revenues for the sales and distribution of RAAM related products described above;
○	Hire additional personnel to support our growth and planned expansion; and
○	Enhance our CRM, e-commerce and ERP capabilities to facilitate marketing, sales and distribution functionality and accounting for our operations.

●	Enhance Company Corporate Governance;
○	Appoint additional independent members to the Board of Directors that will provide overall industry expertise and fulfill audit committee and independent director requirements to meet listing requirements for the national stock exchanges; and
○	Continue to develop and expand the Company’s internal control policies; and
○	Continue to explore previously announced plans to uplist the Company to the Nasdaq for the purpose of enhancing interest and investment opportunities for the Company once the Company is able to demonstrate compliance with initial listing requirements, including minimum share price and stockholder’s equity thresholds.

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

Also, according to the Centers for Disease Control (the “CDC”), “Medical Tourism” (a term commonly used to describe people traveling outside their home country for medical treatment) is a worldwide, multibillion-dollar phenomenon that is expected to grow substantially in the next 5–10 years. Studies have estimated that hundreds of thousands of medical tourists travel from the United States annually and that patients pursue medical care abroad for a variety of reasons, including a desire to receive a procedure or therapy not available in their country of residence. Common categories of procedures that US travelers pursue during medical tourism trips include orthopedic surgery, cosmetic surgery, cardiology (cardiac surgery), oncologic care, and dentistry. Common destinations include Thailand, Mexico, Singapore, India, Malaysia, Cuba, Brazil, Argentina, and Costa Rica.

If we are able to implement our intended business plan, we believe that we will be well situated to address this increased consumer demand for alternative medical treatments.

Marketing and Sales

Currently, we market our RAAM products and services to a network of Providers through in-house, contracted sales personnel and/or from independent distributors. As of October 31, 2021, we had four salespeople who marketed our RAAM products and services. In addition, we had arrangements with several independent distributors that were marketing and distributing our products. We intend in the future to expand our in-house sales force and independent distributors as our working capital improves, our product line expands and as volumes increase. We also intend to develop and offer ongoing training seminars to provide the best possible information on the latest advances on anti-aging, and regenerative medicine to Providers.

Raw Materials and Sources of Supply

We acquire the raw materials and supplies for our RAAM research and development and the manufacturing of our RAAM placental-related products from unaffiliated third-party laboratories pursuant to supply arrangements.

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
U.S. Patent Application No. 17/226,587
Titled: COMPOSITIONS COMPRISING NANOPARTICLES, METHOD OF MAKING AND USES THEREOF
Filed: April 9, 2021
Inventor: Maria Ines Mitrani
Applicant: Organicell Regenerative Medicine, Inc.
Conversion Filing Deadline: April 10, 2021
Assignment: MARIA INES MITRANI (Assignor), ORGANICELL REGENERATIVE MEDICINE, INC. (Assignee)
Recorded: April 9, 2021
Real/Frame: 055878 / 0801 & 055878 / 0900

OrganicellTM has an International Patent Application on file for its OrganicellTM line of products and the proprietary techniques used in during processing perinatal fluid.
International Patent Application No. PCT/IB2021/052982
Titled: COMPOSITIONS COMPRISING NANOPARTICLES, METHOD OF MAKING AND USES THEREOF
Filed: April 10, 2021
Inventor: Maria Ines Mitrani
Applicant: Organicell Regenerative Medicine, Inc.
National Phase Filing Deadline: October 10, 2022
Assignment: MARIA INES MITRANI (Assignor), ORGANICELL REGENERATIVE MEDICINE, INC. (Assignee)

OrganicellTM has a U.S. Provisional Patent Application on file for its OrganicellTM PPX product and the proprietary techniques used in the administration of blood-derived exosomes to treat pain.
U.S. Provisional Patent Application No. 63/287,466
Titled: METHOD OF TREATING PAIN IN A PATIENT COMPRISING THE USE OF EXTRACELLULAR VESICLES
Filed: December 8, 2021
Inventors: Maria Ines Mitrani, Michael Bellio, and Albert Mitrani
Applicant: Organicell Regenerative Medicine, Inc.
Conversion Filing Deadline: December 8, 2022

Trademarks:	Word Mark: ZENOX
Goods/Services: Radiation sterilized biologically derived products developed from perinatal tissue material in the nature of cultured biological tissue and non-cultured biological tissue, for aesthetic purposes, other than for medical or veterinary purposes (IC 001)
Serial Number: 90331202
Filing Date: November 19, 2020
Owner: Organicell Regenerative Medicine, Inc.
Status: Notice of allowance received August 17, 2021

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
Owner: Organicell Regenerative Medicine, Inc.
Status: Notice of allowance received August 17, 2021

Word Mark: XENOX
Goods/Services: Radiation sterilized biologically derived products developed from perinatal tissue material in the nature of cultured biological tissue and non-cultured biological tissue, for aesthetic purposes, other than for medical or veterinary purposes (IC 001)
Serial Number: 97075336
Filing Date: October 14, 2021
Owner: Organicell Regenerative Medicine, Inc.
Status: Pending, awaiting examination

Word Mark: XENOX
Goods/Services: Radiation sterilized biologically derived products developed from perinatal tissue material for medical and medical regenerative purposes, namely, biological tissue grafts, implants comprising living tissue, surgical implants comprising living tissue, and biological implants for cushioning tissues and supporting tissue repair and homeostasis (IC 005)
Serial Number: 97075340
Filing Date: October 14, 2021
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
Owner: Organicell Regenerative Medicine, Inc.
Status: Notice of Allowance issued January 26, 2021; 1st extension of time requested and approved.

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
Status: Notice of Allowance issued January 26, 2021; 1st extension of time filed and approved.

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
Status: Notice of allowance issued May 18, 2021 – 1st extension of time filed and approved

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
Status: Notice of Allowance issued December 22, 2020; Office Action received July 27, 2021

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
Goods/Services: plasma extracts for medical use, namely, plasma extract containing purified and concentrated exosomes derived from whole human blood
Serial Number: 88771931
Filing Date: January 24, 2020
Owner: Organicell Regenerative Medicine, Inc.
Status: Notice of Allowance issued July 28, 2020 – 2nd extension of time filed and approved

Word Mark: PATIENT PURE X - PPX
Goods/Services: plasma processing services for others, namely, extracting purified and concentrated exosomes based on whole blood harvested from patients for use by hospitals, clinics, or other organizations or persons involved in delivering healthcare services to patients
Serial Number: 88771934
Filing Date: January 24, 2020
Owner: Organicell Regenerative Medicine, Inc.
Status: Notice of Allowance issued August 18, 2020 – 2nd extension of time filed and approved

Pursuant to our employment agreements with our executives, all work product that is created, prepared, produced, authored, edited, amended, conceived or reduced to practice by each executive individually or jointly with others during the period of their employment by the Company and relating in any way to the business or contemplated business, research or development of the Company (regardless of when or where the Work Product is prepared or whose equipment or other resources is used in preparing the same), as well as any and all rights in and to copyrights, trade secrets, trademarks (and related goodwill), patents and other intellectual property rights therein arising in any jurisdiction throughout the world and all related rights of priority under international conventions with respect thereto, including all pending and future applications and registrations thereof, and continuations, divisions, continuations-in-part, reissues, extensions and renewals thereof (collectively, “Intellectual Property Rights”), the sole and exclusive property of the Company. All of the Work Product consisting of copyrightable subject matter shall be deemed “work made for hire” as defined in 17 U.S.C. § 101 and such copyrights are therefore owned by the Company or if not applicable, deemed to be irrevocably assigned to the Company, for no additional consideration. The Intellectual Property Rights in any “Pre-existing Materials” included contained in the Work Product shall be retained by the executive but the executive shall be deemed to have granted to the Company an irrevocable, worldwide, unlimited, royalty-free license to use, publish, reproduce, display, distribute copies of, and prepare derivative works based upon, such Pre-Existing Materials and derivative works thereof. The Company may not assign, transfer and sublicense such rights to others without executive’s consent, other than to a wholly owned subsidiary of the Company. The executive shall provide written notice to the Company’s Chief Executive Officer therein notifying the Company new intellectual property including the Pre-Existing Materials.

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

As stated previously, companies competing in the industry must now meet the new and more stringent regulatory deadlines imposed by the FDA in connection with regulation of RAAM products that went into effect in May 2021 (postponed from November 2020 due to the COVID-19 pandemic). As a result of these concerns, the Company and our competitors are expected to need to pursue research and development efforts, submit IND applications for FDA approval to commence clinical trials for RAAM products and ultimately obtaining a biologic license for their products to be sold, to assure that their respective operations and products remain compliant with FDA regulations and there is no adverse impact to future operations.

We have not obtained any opinion or ruling regarding the Company’s operations and whether the processing, sales and distribution of the products we currently produce would be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s. However, we do not believe that our products fall within these guidelines and intend to vigorously defend against any adverse interpretation by the FDA on the classification of our products that may be deemed as falling under this defined regulation, if any. Notwithstanding the foregoing, we are undertaking efforts on an ongoing basis to mitigate any potential risks associated with an adverse ruling by the FDA and the subsequent limitations on our ability to continue to generate revenues from the sale of our products in the United States until the Company obtains the required licenses. The efforts include continuing with clinical trials both domestically and internationally, expanding sales internationally and developing new product offerings and/or designations of products that would not fall under these regulations, including the Company’s recent launching of PPXTM.

We intend to perform clinical trials for our RAAM Products for the purpose of obtaining biologics license status from the FDA to provide us with advantages over our competitors, including acceleration for acceptance of our products in traditional insurance plans, compliance with FDA regulations and/or to provide our customers with superior education and support of the benefits of our products. Initially we are positioning ourselves as a cash-based health care alternative for consumers that can provide higher levels of improvement, that is not available from traditional allopathic medicine at this time.

The Company competes in multiple areas of clinical treatment where regenerative biomaterials may be employed to modulate inflammation, enhance healing and reduce scar tissue formation: advanced wound care treatment, including spine, orthopedic, sports medicine, and surgical as well as regenerative and aesthetics applications.

The primary competitive products in this space and which are now subject to being classified as an HCT/P product that must meet current regulatory guidelines and require IND approvals, clinical trials, and ultimately biologic license are allograft products derived from perinatal sources including amniotic fluid, amniotic and placental powders, amniotic or placental frozen tissues or liquids, cord blood derived products, and Wharton’s jelly derived products. As a result of this increased regulatory oversight of HCT/P’s, competitors have begun shifting their product portfolios to autologous solutions including serums derived from blood, bone marrow, and adipose tissue. These products are the fastest growing sector of regenerative medicine due to their compliant regulatory position with the FDA.

Our allogenic competitors are primarily producer-distributor companies which historically included Predictive Biotech, Kimera Labs, MiMedix Group, Inc., Invitrx Therapeutics, Liveyon, BioD (“dermaSciences”), Signature Biologics, Direct Biologics and Vitti Labs, as well as a number of distributors who sell white-labeled products from those producer-distributor entities. Additionally, there are a variety of accredited blood, bone, and soft tissue banks that we historically competed against, including Utah Cord Bank and Cord for Life. Currently one of the largest companies in the autologous segment is Regenexx. We also expect to see the growth of many additional autologous equipment manufacturers during 2022, including APEX Biologix LLC.

In connection with the new FDA regulations that went into effect in May 2021 described above, the Company believes that two of the largest perinatal product manufacturers in the United States, Predictive Biotech and Utah Cord Bank, have closed their operations. In addition, the FDA has indicated that hundreds of other manufacturers and clinics have already received warning letters of violations of the new FDA regulations. To date, the Company has not received any warning letters or correspondence from the FDA indicating that our products were not in compliance with the current FDA regulations.

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

Government Regulation

General

The Company’s operations are subject to FDA regulations in connection with the sales and distribution of its RAAM products. In addition, the Company relies on supply agreements with birth tissue recovery companies, supply manufacturers and/or third party distributors for the supply of RAAM products and/or the Company’s intended objectives to conduct research and development and clinical trials of RAAM products, all of whom are required to comply with FDA regulations. We anticipate these regulations will be heavily enforced and subject to more restrictive regulations by the FDA in the future. A summary of the current FDA regulations is set forth below.

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

Enforcement Discretion

In order to allow manufacturers of products time to comply with the requirements, the FDA announced that it intended (originally through November 2020 and extended to May 2021 because of the COVID-19 pandemic) to exercise enforcement discretion for certain products that are subject to the FDA’s premarket review under the existing regulations, but are not currently meeting these requirements. The FDA does not intend to exercise such enforcement discretion for those products that pose a potential significant safety concern. Going forward, the FDA will apply a risk-based approach to enforcement, taking into account how products are being administered as well as the diseases and conditions for which they are being used. This risk-based approach allows product manufacturers time to engage with the FDA, as to determine if they need to submit a marketing authorization application and, if so, submit their application to the FDA for approval.

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

FDA Compliance Steps

To date, the Company has obtained certain IND and emergency IND (“eIND”) approvals from the U.S. Food and Drug Administration (the “FDA”), including applicable Institutional Review Board (“IRB”) approvals which authorized the Company to commence clinical trials or treatments in connection with the use of Zofin™ and related treatment protocols.

In connection with the Company’s approved eINDs, the approvals authorize physicians to treat their patients with ZofinTM under a specified protocol when there is no comparable or satisfactory therapy option available for an individual patient who has a serious or immediately life-threatening disease. These are not formal clinical trials and the Company is not given access to full patient data associated with such treatments. Following FDA’s reporting requirements, the Company submitted an annual report for all of the eINDs to the FDA to formally close each of the eINDs. The annual report consists of a written summary of the results including any adverse effects.

For each of the Company’s approved eIND’s described below, the approved protocol consisted of administering three or four individual doses of ZofinTM over an 8-day period and monitoring the patient for a period of 21-days from the date of administering the initial dose.

The use of an eIND for “expanded access” is primarily to treat patients with the investigational drug and not to answer safety or efficacy questions about the drug.

With respect to the Company’s approved INDs and ongoing clinical trials, until such time that the clinical trial is closed and the associated data is reviewed and analyzed by third parties, the Company is not privy to actual patient outcomes and is unable to provide updates on the results of such clinical trials.

To date, there has not been a severe adverse event that has been reported to be associated with the use of Zofin™.

The information provided below represents the Company’s most up to date information regarding results from the Company’s FDA approved and submitted eINDs and approved phase I/II INDs and other trial related activities:

For each of the patients that have been treated under the Company’s approved eIND’s described below, the Company had endeavored to obtain initial and follow-up patient information beginning with the initial date that ZofinTM was administered. As stated earlier, the collection of this information was not required by applicable FDA regulations, but the Company desired to obtain such information in an effort to support and improve its ongoing research and development activities. The patient outcome information provided below for each eIND identified is based on information provided by the patient’s treating physicians, has not been audited and/or verified by the Company or by any independent third party for accuracy or completeness and the Company does not make any representations as to the accuracy or completeness of such information. Furthermore, the Company is not making any claims and/or inferences as to any direct or indirect correlation of the reported patient outcomes and the use of ZofinTM by providing such information.

1.	eIND#22370 approved on 05/11/2020 - Treatment for Acute hypoxic respiratory failure with ARDS secondary to COVID-19 infection for single patient. Patient required mechanical ventilation prior to treatment and developed acute metabolic encephalopathy with ICU delirium along with acute kidney injury and anemia. The patient was treated in May 2020. Patient’s respiratory function at 21-days post treatment, transitioned from a 21% t-collar to room air PMV and decannulation on day 26. The physician reported that patient was discharged from hospital after 29-days post treatment. The single eIND was closed during FDA’s annual reporting.

2.	eIND#22371 approved on 05/11/2020 - Treatment for Acute hypoxic respiratory secondary to bilateral pneumonia secondary to COVID-19 with ARDS for single patient. Patient had also developed acute kidney failure due to sepsis and was placed on hemodialysis. The patient was treated in May 2020. During the course of the treatment, patient’s respiratory function transitioned from CPAP 5 PS 10 30% ventilation to 30% T-Collar ventilation by day 28. The patient’s acute delirium improved. During the observational 21-day period, the physician reported that the patient remained in the step-down unit and required regular hemodialysis treatment due to the kidney injury. The physician reported that the patient passed away 104 days after treatment. The single eIND was closed during FDA’s annual reporting.

3.	eIND#22897 approved on 05/29/2020 – Treatment for Acute respiratory failure with hypoxia, secondary to COVID-19 with ARDS for single patient. Patient had respiratory impairment due to ARDS and an acute kidney injury that required regular hemodialysis. The patient was treated in June 2020. After receiving the treatment, the patient’s respiratory function improved with a complete decannulation from oxygen therapy by day 4. The patient had a complete recovery of renal function, with decreased creatinine concentration levels, and was removed from hemodialysis by day 17. The physician indicated that the patient was discharged 26-days post treatment initiation. The single eIND was closed during FDA’s annual reporting.

4.	eIND#25426 approved on 07/24/2020 - Treatment of COVID-19 positive for single patient. The patient was treated in July 2020. The patient was experiencing fatigue, cough, and shortness of breath at rest and upon exertion. At baseline, the patient’s oxygen saturation was 94% with elevated inflammatory biomarkers TNF-a, IL-6, CRP, and D-dimer. Patient reported improvement in fatigue, cough, and shortness of breath by day 21. Furthermore, inflammatory biomarkers IL-6, CRP, and TNF-alpha all decreased into normal range within 21 days. The physician indicated that the patient reported returning to normal activity by day 28. The single eIND was closed during FDA’s annual reporting.

5.	eIND#25888 approved on 8/01/2020 - Treatment of post COVID-19 complication for single patient. The patient was treated in August 2020. Patient was experiencing shortness of breath, fevers, total malaise, arthropathies vomiting, diarrhea, headaches, and loss of smell. At baseline, bilateral pneumonia with shortness of breath was the primary factor that lead to the long-hauler diagnosis. Blood oxygen saturation level was 95%. The patient began to experience improvements in shortness of breath complications early in the treatment protocol. By the conclusion of the study, the physician indicated that the patient returned to normal with no observation of impairments or respiratory distress. The single eIND was closed during FDA’s annual reporting.

6.	eIND#26560 approved on 8/17/2020 - Treatment of post-COVID-19 complications for single patient. The patient was treated in August 2020. At baseline, the patient reported prolonged fatigue and shortness of breath. No abnormalities were found in chest x-ray images, oxygen saturation, or inflammatory biomarkers. 20 days post treatment, the physician indicated that the patient continued to experience post-COVID-19 fatigue, shortness of breath, muscle aches, and hair loss. The single eIND was closed during FDA’s annual reporting.

7.	eIND#26561 approved on 8/17/2020 - Treatment of post-COVID-19 complications for single patient. The patient was treated in August 2020. At baseline, the patient reported prolonged fatigue, shortness of breath, body aches and headaches. Significant improvements in fatigue, mental fog, and shortness of breath with exertion were reported 3 days after the 3rd dose. The physician indicated that the patient refused to have further follow up 3 days after the 3rd dose. The single eIND was closed during FDA’s annual reporting.

8.	eIND#26676 approved on 8/20/2020 - Treatment of respiratory failure due to COVID-19 infection for single patient. The patient was treated in August 2020. Patient was in ICU in severe critical condition prior to initiation of the treatment. The physician indicated that the patient passed away 5 days after initiation of the treatment, having received two of the three doses of ZofinTM as per the protocol. The single eIND was closed during FDA’s annual reporting

9.	eIND#26700 approved on 8/21/2020 - Treatment for ARDS associated with COVID-19 for a single patient. The patient was treated in August 2020. Patient was in ICU in severe critical condition prior to initiation of the treatment. The physician indicated that the patient passed away 7 days after initiation of the treatment, having received two of the three doses of ZofinTM as per the protocol. The single eIND was closed during FDA’s annual reporting.

10.	eIND#26776 approved on 8/25/2020 - Treatment of COVID-19 positive for single patient. The patient was treated in September 2020. Patient was experiencing significant fatigue, cough, and shortness of breath; inflammatory biomarker CRP was also elevated at baseline. Initial O2 saturation levels fluctuated from 88-95%. Significant improvements were first noted 2 days after the 2nd dose including a decrease in fever and overall improvement in wellbeing. At day 14, the physician reported that the patient returned to work, with a resolution of all reported symptoms. The patients O2 saturation returned to a stable 98% and CRP biomarker levels decreased to normal levels by day 14. The single eIND was closed during FDA’s annual reporting.

11.	eIND#26777 approved on 8/25/2020 - Treatment of COVID-19 positive for single patient. The patient was treated in September 2020. At baseline, patient was experiencing symptoms of fever, fatigue, cough, and shortness of breath. Patient first reported 25% improvement after the first dose and 95% improvement 2 days after the second dose. At the day 8 time point, the only clinical feature still present was an occasional cough. The physician reported that the patient returned to work 24 hours after the 3rd dose. The single eIND was closed during FDA’s annual reporting.

12.	eIND#26864 approved on 9/05/2020 - Treatment of COVID-19 positive for single patient. The patient was treated in September 2020. Patient was in ICU in severe critical condition, on ECMO, prior to initiation of the treatment. The patient received 4 doses of ZofinTM and the physician indicated that the patient remained stable on ECMO 21 days after the 1st dose. The physician reported that the patient passed away 41 days after treatment initiation. The single eIND was closed during FDA’s annual reporting.

13.	eIND#26821 approved on 9/22/2020 - Treatment of post COVID-19 complications for single patient. The patient was treated in September 2020. At time of initiation of the treatment, the patient reported symptoms to include generalized myalgias, headaches and fatigue. On day 60, the physician indicated that the patient reported marked improvement with arthralgias and achiness but still had complaints of fatigue, headaches and shortness of breath.. The single IND was closed during FDA’s annual reporting.

14.	eIND#26964 approved on 10/10/2020 - Treatment for ARDS associated with COVID-19 for single patient. The patient was treated in October 2020. Patient was in ICU for 16 days and in severe critical condition receiving 100% FiO2, PC mode of ventilator and PEEP 10 prior to initiation of treatment. The physician reported that the patient passed away 1 day after treatment initiation (only 1 dose of the protocol was administered). The single eIND was closed during FDA’s annual reporting.

15.	eIND#26972 approved on 10/14/2020 - Treatment for ARDS associated with COVID-19 for single patient. The patient was treated in October 2020. Patient was in ICU in severe critical condition prior to initiation of the treatment. The physician reported that the patient passed away 13 days after initiation of the first dose and having only received 2 of the 4 doses as per the protocol. The single eIND was closed during FDA’s annual reporting.

16.	eIND#26978 approved on 10/16/2020 - Treatment for ARDS associated with COVID-19 for single patient. The patient was treated in October 2020. Patient was in ICU suffering with pneumonia and respiratory failure. Initiation of treatment was 6-days post hospital admission and the patient received a total of 4 doses of ZofinTM. Physician reported patient was discharged and reported to be in stable condition with complete respiratory improvement. The single eIND was closed during FDA’s annual reporting.

17.	eIND#27128 approved on 12/04/2020 - Treatment of mild to moderate symptoms of COVID-19 for a single patient. The patient was treated in December 2020. Clinical features prior to infusion included low-grade fever, chills, muscle and joint aches, severe headaches, dry cough, feeling slightly breathless and fatigue. Upon day 13, physician reported the patient had less muscle and joint aches and increased energy. The single eIND was closed during FDA’s annual reporting.

18.	eIND#27165 approved on 12/15/2020 - Treatment of COVID-19 pneumonia and respiratory failure with ARDS for a single patient. The patient was treated in December 2020. Patient had a severely debilitating medical situation following COVID-19. Prior to the use of ZofinTM, patient required use of 100% oxygen non-rebreather face mask. The physician reported that the patient passed away 75 days after only receiving the initial dose of the protocol (only 1 dose of ZofinTM was administered, the patient refused the second and third doses at day 4 and 8 as prescribed by the protocol). The single eIND was closed during FDA’s annual reporting.

19.	Expanded Access to ZofinTM (OrganicellTM Flow) approved on 09/24/2020 - Treatment of Patients with COVID-19 Outpatient and Inpatient Population. The IRB was approved by the Institute of Regenerative and Cellular Medicine on December 16, 2020 (approval number: IRCM-2020-269). The trial was conducted at United Memorial Medical Center in Houston, Texas. The study enrolled a total of 11 subjects: adults between the age of 35 to 69 who were fighting COVID-19 infection and presented respiratory fatigue with and without exertion, cough, and shortness of breath and met all inclusion/exclusion criteria. One patient withdrew before receiving any doses of ZofinTM. Two subjects withdrew at day 14 post treatment with ZofinTM. As a result, eight subjects completed the day 30 follow-up and are included in the data analysis. The administration of ZofinTM in the trial was well tolerated in all enrolled subjects, with no adverse events. Chest X-ray data demonstrated that 75% of subjects had bilateral opacities caused by COVID-19 infection at day 0 (baseline), prior to treatment with ZofinTM and thirty (30) days after ZofinTM treatment, chest X-ray data showed 83% of treated subjects had normal lung imaging, indicating complete recovery. Upon such time that Organicell enrolls and submits additional patient data from the above-mentioned study, Organicell intends to submit the updated results of the trial to the FDA for approval of an amendment to the Company’s previously approved IND (NCT04384445) to perform a placebo-controlled Phase II clinical trial to confirm safety and efficacy in a randomized fashion.

20.	IND # 19881 approved on 04/30/2020 - A Phase I/II Randomized, Double Blinded, Placebo Trial to Evaluate the Safety and Potential Efficacy of Intravenous Infusion of OrganicellTM Flow for the Treatment of Moderate to Severe Acute Respiratory Syndrome (SARS) Related to COVID-19 Infection vs Placebo. IRB was approved by the Institute of Regenerative and Cellular Medicine (“IRCM”) on 06/04/2020 (approval number: IRCM-2020-254). The clinical trial is currently in process. A total of ten patients have been enrolled to the study thus far and currently the clinical trial is not enrolling subjects due to the challenges of enrolling the remaining study population.

21.	IND #27378 approved on 06/24/21. A Phase I/II Randomized, Double Blinded, Placebo Trial to Evaluate the Safety and Potential Efficacy of Intravenous Infusion of ZofinTM (OrganicellTM Flow) for the Treatment of Post COVID-19 Complications “Long Haulers” vs Placebo. The Company and the CRO are currently working to initiate the trial which the Company expects enrollment to begin during February 2022, subject to the successful negotiation and execution of definitive agreements with the site facility where the study patients will be treated and the Company raising sufficient working capital to finance the trial, as to all of which no assurance can be given.

22.	IND # 23198 approved on 01/27/2021. A Phase I/II Double Blinded, Placebo Trial to Evaluate the Safety and Potential Efficacy of Intravenous Infusion of Zofin™ (OrganicellTM Flow) for the Treatment of patients diagnosed with chronic obstructive pulmonary disease (COPD). Expected to start trial during the quarter ending April 30, 2022. The Company and the CRO are currently working to initiate the trial which the Company expects enrollment to begin during the quarter ending April 30, 2022, subject to the successful negotiation and execution of definitive agreements with the site facility where the study patients will be treated and the Company raising sufficient working capital to finance the trial, as to all of which no assurance can be given.

23.	IND # 23788 approved on 04/06/2021. A Phase I/II Randomized, Double Blinded, Placebo Trial to Evaluate the Safety and Potential Efficacy of ZofinTM Infused Intravenously in Patients Suffering with Knee Osteoarthritis vs Placebo. The Company and the CRO are currently working to initiate the trial which the Company expects enrollment to begin during the quarter ending July 31, 2022, subject to the successful negotiation and execution of definitive agreements with the site facility where the study patients will be treated and the Company raising sufficient working capital to finance the trial, as to all of which no assurance can be given.

24.	In April 2021, we announced that an initial trial of ten COVID -19 patients in India conducted by CWI India, our Indian partner, generated positive results. The trial had been conducted by CWI India, our Indian partner with whom we had entered a product testing and distribution agreement in February 2021, to collaborate on a study or studies to evaluate the effects of Zofin™ on moderate to severe COVID-19 patients in India. The ten patients in the initial trial were treated at hospitals in Bangalore, Kozhikode and Chennai, and all ten patients recovered from their symptoms and were discharged from the hospital. Based on the initial results of this trial, CWI India has since been seeking to obtain government approval to conduct an expanded trial of up to sixty-five patients with moderate to severe COVID-19, who were to be treated at these hospitals. To date, CWI India has not obtained the required approval and it is uncertain if they will ultimately be successful in doing so. If approval is eventually obtained, we anticipate that CWI India will conduct the trials in a timely manner. If the results of the expanded trial prove to be positive, Organicell and CWI India intend to file with the ICMR (Indian Council for Medical Research) for Emergency Use Approval to use Zofin™ in India as a therapeutic for treating COVID-19.

25.	In May 2021, the Company announced that its ZofinTM therapy has been approved by Pakistani regulators to be used for a treatment of a single COVID-19 patient hospitalized at the Pakistan Institute of Medical Sciences under compassionate grounds. In addition to this compassionate grounds authorization, Organicell received further indications to begin a broader trial of ZofinTM with up to 60 additional patients suffering from moderate to severe COVID-19. The Company has already shared data with Pakistani regulatory authorities in the country in support of this effort. To date, the Company and the Company’s Pakistani partner for the proposed study have not obtained the required approvals and the Company is uncertain if they will ultimately be successful in doing so. If approval is eventually obtained, we anticipate that the trial will be conducted in a timely manner. In addition, in May 2021, Organicell also entered into a one-year exclusive distribution agreement with Apex Services Pakistan to import and distribute ZofinTM to hospitals and clinics in the country, subject to the issuance of all necessary approvals and licenses by the Drug Regulatory Authority of Pakistan, which as previously stated, have not yet been obtained.

The Company is pursuing efforts to complete all of its approved clinical trials and to obtain approval for and commence additional studies for other specific indications it has identified that the use of its products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available. The ability of the Company to succeed in these efforts is subject to among other things, the Company having sufficient available working capital to fund the substantial costs of completing clinical trials, which the Company currently does not have, and ultimately, obtaining approval from the FDA.

Environmental Laws

Since May 2019, we have operated laboratory facilities that process or directly handled biomedical materials whereby we receive and/or generate wastes that are required to be disposed. We contract with third parties for the transport, treatment, and disposal of the waste that we obtain and at all times plan on being compliant with applicable laws and regulations promulgated by the Resource Conservation and Recovery Act, the U.S. Environmental Protection Agency and similar state agencies.

Employees

At October 31, 2021, we had approximately 22 full-time employees and no part-time employees. We also engaged two other persons as consultants that assisted with various regulatory and administrative activities. From time to time, the Company engages independent contractors for sales and administration activities. There are no collective bargaining agreements.

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

Risks Related to Our Business

We have incurred significant losses, have limited cash on hand and there is substantial doubt as to our ability to continue as a going concern.

The Company incurred operating losses of $12,744,103 and $12,437,941 for the years ended October 31, 2021 and October 31, 2020, respectively. In addition, the Company had accumulated deficits of $41,624,749 and $28,868,189 at October 31, 2021 and October 31, 2020, respectively, and negative working capital positions of $3,609,174 and $1,693,741 at October 31, 2021 and October 31, 2020, respectively. In their report for the fiscal year ended October 31, 2021, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have a limited operating history in our current business upon which investors can evaluate our future prospects.

Our current business operations, including our laboratory and processing facility only began operations in May 2019. Therefore, we have limited operating history upon which an evaluation of our current business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business. The risks include, but are not limited to, the possibility that we will not be able to develop or identify functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results could be materially and adversely affected.

Given the limited operating history, management has little basis on which to forecast future demand for our products from our existing customer base, much less new customers. The current and future expense levels of the Company are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because the business of the Company is new, and its market has not been developed. If the forecasts for the Company prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. Moreover, the Company may be unable to adjust its spending in a timely manner to compensate for any unanticipated reduction in revenue. As a result, any significant reduction in revenues would immediately and adversely affect the business, financial condition and operating results of the Company.

The ongoing COVID-19 outbreak and economic crisis has caused a significant disruption to the overall economy and there is no certainty as to when or how the situation will evolve, including whether or not the virus will be controlled and/or the state of our economy and business environment upon emerging from the crisis.

The adverse public health developments and economic effects of the ongoing COVID-19 outbreak in the United States have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect. These restrictions have adversely affected the Company’s sales, results of operations and financial condition. In response to the COVID-19 outbreak, the Company (a) has accelerated its research and development activities; (b) is seeking to raise additional debt and/or equity financing to support working capital requirements; and (c) continues to take steps to stabilize and increase revenues from the sale of its products.

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

We recently received a subpoena from the Atlanta Regional Office of the SEC and while we are complying with the subpoena, there can be no assurances as to the final outcome of the SEC’s investigation, or the impact, if any of this investigation or any proceedings on the Company’s current business, financial condition, results of operations, cash flows, or the Company’s future operations.

On June 17, 2021, Organicell received a subpoena dated June 14, 2021, from the Atlanta Regional Office of the SEC requiring the production of certain documents and communications in connection with the treatment and results of various COVID-19 patients, as discussed in the Company’s Current Reports on Form 8-K filed with the SEC during the period from May 27, 2020 through May 11, 2021. The Company is fully cooperating with the SEC’s investigation and believes that it will be able to provide all of the information requested by the SEC. The Company can make no assurances as to the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any proceedings on the Company’s current business, financial condition, results of operations, cash flows, or the Company’s future operations.

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

If our current supply arrangements with birth tissue recovery companies or third party manufacturers or distributors of products from third party manufacturers are disrupted for any reason, we may not be able to provide products to our customers, or if other supply arrangements can be made, the products and terms may not be as favorable, and that will adversely impact our operations and profitability.

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

We enter into supply arrangements for the raw materials and/or products we sell, which make us vulnerable to the ability of such suppliers to remain current and innovative in their product offerings, to timely process and supply the products we desire to purchase, and to remain compliant with the current and changing regulatory environment. If our raw material and/or product suppliers are not successful in managing these responsibilities, it will have an adverse effect on our operations and profitability.

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

The Company had a negative working capital positions of $3,609,174 and $1,693,741 at October 31, 2021 and October 31, 2020, respectively. The adverse public health developments and economic effects of the ongoing COVID-19 outbreak in the United States, have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect. These restrictions have adversely affected the Company’s sales, results of operations and financial condition. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. The Company has not repaid certain outstanding indebtedness on the required due dates and the loans remain still outstanding. Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. The Company does not have significant fixed and/or intangible assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on short term supply agreements to obtain the supply of raw materials used in manufacturing the products it currently sells and distributes to its customers. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds to implement its business plan and could adversely affect the value of our securities, including the common stock.

We have borrowed and may be required to borrow funds in the future.

If the Company incurs indebtedness, such as the transaction described in “Item 1. – Business – Recent Development” above, a portion of its cash flow will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair the Company’s operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of the Company’s stockholders. A judgment creditor would have the right to foreclose on any of the Company’s assets resulting in a material adverse effect on the Company’s business, operating results or financial condition.

Currently the Company has limited assets which could be used as collateral in obtaining future borrowings. Because of the Company’s inability to provide lenders with collateral and a limited history of successful operations, the Company may not be successful in its efforts to obtain additional funds though borrowings and as a result may not be able to fund required costs of operations.

These loans are or may be convertible into common stock under certain circumstances which may result in significant dilution to current stockholders.

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

The nature of our business requires that we employ skilled persons to perform highly skilled and specialized tasks for our Company. Our failure to retain such personnel could have a material adverse effect on our ability to offer services to clientele and could potentially have a negative effect on our business. There is no guarantee that skilled persons will be available and willing to work for us in the future, nor is there any guarantee that we could afford to retain them if they are available at a future time.

Our ability to commence and complete clinical studies and other research and development objectives that are required by the FDA will require that we are properly funded to assure that we can commence and proceed with the required research activities promptly and that the results are favorable.

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

Management has prepared projections regarding the Company’s anticipated financial performance and overall financial requirements. The Company’s projections are hypothetical and based upon a presumed financial performance of the Company, the addition of a sophisticated and well-funded marketing plan, and other factors influencing the business of the Company. The projections are based on Management’s best estimate of the probable results of operations of the Company, based on present circumstances, and have not been reviewed by the Company’s independent accountants. These projections are based on several assumptions, set forth therein, which Management believes are reasonable. Some assumptions upon which the projections are based, however, invariably will not materialize due to the inevitable occurrence of unanticipated events and circumstances beyond Management’s control. Therefore, actual results of operations will vary from the projections, and such variances may be material. Assumptions regarding our future clinical trials, including overall costs and outcomes as well as future changes in sales and revenues are necessarily speculative in nature. In addition, projections do not and cannot take into account such factors as general economic conditions, unforeseen regulatory changes, the entry into the Company’s market of additional competitors, the terms and conditions of future capitalization, and other risks inherent to the Company’s business. While Management believes that the projections accurately reflect possible future results of the Company’s operations, those results cannot be guaranteed.

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

Currently, a significant number of public and private insurers and health systems do not provide reimbursement for our products. Our success and extent of our growth depends on the extent to which reimbursement for the costs of our products and related treatments will be available from third party payers, such as public and private insurers and health systems. Government and other third-party payers attempt to contain healthcare costs by limiting both coverage and the level of reimbursement of new products. Therefore, significant uncertainty usually exists as to the reimbursement status of new healthcare products. If we are not successful in obtaining adequate reimbursement for our products from these third-party payers, the market’s acceptance of our products could be adversely affected. Inadequate reimbursement levels also likely would create downward price pressure on our products. Even if we do succeed in obtaining widespread reimbursement for our products, future changes in reimbursement policies could have a negative impact on our business, financial condition and results of operations.

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

We may be unable to obtain or maintain adequate product liability insurance.

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

Risks Related to Our Intellectual Property

If we are unable to adequately protect our intellectual property, our ability to compete in the market will be harmed.

Our commercial success will depend in part on patents and other intellectual property protection. To date we have applied for two patent applications and one provisional patent and plan to file for additional patents with respect to our products and we intend to defend our patents and other intellectual property against third party challenges. However, there can be no assurance that any patents applied for will be issued, that scope of protection afforded by any patents issued will be as broad as claimed or if challenged, patents may be found to be invalid or unenforceable. Moreover, there can be no assurance that we will have the financial resources to protect our intellectual property.

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

If we are unable to protect our patents and trademarks from infringement, our business prospects may be harmed.

We currently have applied for various patents and received registered trademarks for the use of Organicell and the suite of our family of biologic products offered in the United States. Although we may take steps to monitor the possible infringement or misuse of our patents and trademarks once they are obtained, it is possible that third parties may infringe, dilute or otherwise violate our intellectual property rights. Any unauthorized use of our intellectual property could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and any remedy obtained may constitute insufficient redress relative to the damages we may suffer. Our business may be materially adversely affected in the event we are unable to protect our intellectual property.

Risks Related to Regulatory Approval of Our Products and Other Government Regulations

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

The FDA guidance with regard to 351 HCT/Ps requiring premarket approval became effective in May 2021 (extended from November 2020 due to the COVID-19 pandemic). The guidance states that, in order to “give manufacturers time to determine if they need to submit an IND or marketing application in light of this guidance,” the FDA intends to exercise enforcement discretion (i.e., the agency may permit marketing without an approved marketing application) if the HCT/P “is intended for autologous use and its use does not raise reported safety concerns or potential significant safety concerns.” As of the date of this prospectus, we are not aware of whether any further extension of effectiveness and enforcement of these regulations is or will be issued by the FDA.

We have not obtained any opinion or ruling regarding the Company’s operations and whether the processing, sales and distribution of the products we currently produce would be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s. However, we do not believe that our products fall within these guidelines and intend to vigorously defend against any adverse interpretation by the FDA on the classification of our products that may be deemed as falling under this defined regulation, if any. However, if our products are deemed by the FDA to fall within the new guidelines and we are unable to successfully challenge any such determination, our business, results of operations and financial condition may be significantly harmed.

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

If the FDA does allow the Company to continue to market those products that fall under the new regulations without a biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions, such as labeling restrictions and compliance with cGMP. Although the Company is preparing for these requirements in connection with its pursuit of a BLA for certain of its products, compliance with these conditions would require significant additional time and cost investments by the Company. It is also possible that the FDA will not allow the Company to market any form of its products without a biologics license even prior to finalization of the draft guidance documents and could even require the Company to recall its products, which would likely result in significant harm to our business, results of operations and financial condition.

The FDA has recently announced that it intends to begin enforcement of regulations to manufacturers of certain biologics tissue products, including the products that we may purchase through supply agreements with those identified manufacturers. If the FDA were to take enforcement action against those suppliers, it would have a material adverse impact to our operations.

New FDA guidance which was announced in November 2017 and which became effective in May 2021 (postponed from November 2020 due to the COVID - 19 pandemic) requires that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”).

We have not obtained any opinion or ruling regarding the Company’s operations and whether the processing, sales and distribution of the products we currently produce would be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s. However, we do not believe that our products fall within these guidelines and intend to vigorously defend against any adverse interpretation by the FDA on the classification of our products that may be deemed as falling under this defined regulation, if any. Notwithstanding the foregoing, we are undertaking efforts on an ongoing basis to mitigate any potential risks associated with an adverse ruling by the FDA and the subsequent limitations on our ability to continue to generate revenues from the sale of our products in the United States until the Company obtains the required licenses. The efforts include continuing with clinical trials, expanding sales internationally and developing new product offerings and/or designations of products that would not fall under these regulations. However, if our products are deemed by the FDA to fall within the new guidelines and we are unable to successfully challenge any such determination, our business, results of operations and financial condition may be significantly harmed.

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

Our ability to commence and complete clinical studies and other research and development objectives that are required by the FDA, will require that we are properly funded to assure that we can commence and proceed with the required research activities promptly and that the results are favorable.

The Company is pursuing efforts to commence and complete clinical studies as well as obtaining approval to commence additional studies for other specific indications it has identified that the use of its products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available. The ability of the Company to succeed in these efforts is subject to among other things, the Company having timely and sufficient available working capital to fund the substantial costs of completing clinical trials, and ultimately the approval from the FDA.

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

Risks Related to our Status as a Public Company

We are subject to the periodic reporting requirements of the Exchange Act that requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The incurrence of such costs is an expense to our operations, may increase as the Company grows and therefore have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if an active trading market for our common stock ever develops or is sustained, could drop significantly.

Our internal controls are inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our Chief Executive Officer and Chief Financial Officer noted the following material weaknesses that have caused management to conclude that, as of October 31, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

●	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

●	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which do not have the ability to implement internal controls over the granting of access to our IT environment.

●	As a result of the limited number of accounting personnel, we rely on inexperienced staff and outside consultants for the preparation of our financial reports, including tax preparation, which could require adjustments and lead to overlooking items requiring disclosure.

●	The Company’s board of directors at October 31, 2021 did not have a majority of independent directors, with a majority of the members of the board being employees. The board does not have an audit committee or an independent audit committee financial expert nor did it have either one at October 31, 2021. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert, is an important entity-level control over the Company’s financial statements.

●	As a result of the Company’s limited financial and personnel resources, there may be difficulties in timely analyzing and identifying potential operational and disclosure transactions within management and to comply with financial reporting regulations.

We have taken and are continuing to take additional steps to remedy these material weaknesses. However, in doing so, we have incurred and expect to incur additional expenses and diversion of management’s time in order to do so, which may adversely affect our business, results of operations and financial condition. Further effective internal controls, particularly those related to receipts and expenditures as well as disclosures, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. There can be no assurance that our remedial measures will be sufficient to address the material weaknesses or that our internal control over financial reporting will not be subject to additional material weaknesses in the future. If the remedial measures that we take are insufficient to address the material weaknesses or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. Additionally, we may encounter problems or delays in implementing any changes necessary for management to make a favorable assessment of our internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a shareholder’s ability to buy and sell our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for shares of our common stock.

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

The Company currently has 2,500,000,000 authorized shares of common stock and 1,149,204,595 shares issued and outstanding. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees and consultants. The Company believes that a reverse split would bring value to the issued and outstanding shares of the Company by limiting dilution of operating results by an excessive number of shares overhanging the market.

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

Approximately 46.00% of the outstanding shares of common stock is currently owned and/or controlled by our Board members and executive management of the Company. Our Board members and executive management currently have significant ability to influence the election of our directors and the outcome of matters submitted to our stockholders.

As of January 28, 2022, there are 1,149,204,595 shares of common stock issued and outstanding, of which 83,844,432 shares shall become fully vested during various future dates and ending on December 31, 2023. 532,028,264 shares of common stock (excluding 50,000,000 shares that have been issued under our equity incentive plans and have not yet vested) or approximately 46.00% of the outstanding shares of common stock are owned and/or controlled by our Board and executive officers, Albert Mitrani, Ian T. Bothwell, Dr. Maria Mitrani, Dr. George Shapiro, Michael Carbonara and Dr. Allen Meglin, and two of the members of management are spouses, Albert Mitrani and Dr. Maria Mitrani. In addition, all four of our executive officers are also members of the Board of Directors, which currently consists of six members. In addition, our executive officers may receive additional stock grants in the future based on the achievement of certain performance milestones and from the conversion of unpaid compensation into common stock, which if fully issued would provide our Board and executive officers with additional shares of the common stock outstanding. As a result, the foregoing persons have the ability to significantly influence the outcome of issues submitted to our stockholders. Although our officers and directors have a fiduciary obligation to the Company stockholders, their interests may not always coincide with our interests or the interests of other stockholders. As a consequence, it may be difficult for the other stockholders to remove our management. The ownership of these officers/directors could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

The “market overhang” from options, warrants and convertible securities could adversely impact the market price of our shares.

The “market overhang” from options, warrants and convertible securities could adversely impact the market price of our shares as a result of the dilution which would result if such securities were exercised for or converted into shares.

Item 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

The Company’s corporate administrative offices are located at 515 North Shore Drive, Miami Beach, Florida 33141. The office space is leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Maria Mitrani, the Chief Science Officer and director of the Company. The term of the lease runs through June 2023 and the monthly rent is $3,500 per month. Since October 2020, we have been party to a second lease with MariLuna LLC for office space located in Aspen, CO. The initial term of the lease was for one year, expiring on September 30, 2021 and the lease has been subsequently extended on a month to month basis. The monthly rent is $6,500.

Our laboratory and related general office space is located at 1951 NW 7th Ave., Suite 300, Miami, Florida 33136. Such space is occupied pursuant to a services agreement with a non-affiliated third party at a monthly rental of approximately $11,000. The services agreement is month to month with automatic renewals.

During March 2021, the Company entered into a lease agreement for an approximately 2,452 square foot commercial space located in Basalt, Colorado (the “Basalt Lab Lease”). The Company is the process of building out the space to provide additional laboratory processing, product distribution and administrative office capacity. The term of the Basalt Lab Lease is for three years and may be renewed for an additional (3) three-year term provided the Company is not in default. Rental expense is $6,600 per month and provides for annual increases of 3% or the Denver Aurora Metropolitan CPI index, whichever is greater. In connection with the Basalt Lab Lease, the Company was required to post a security deposit of $13,600.

Item 3. Legal Proceedings.

On June 17, 2021, Organicell received a subpoena dated June 14, 2021, from the Atlanta Regional Office of the SEC requiring the production of certain documents and communications in connection with the treatment and results of various COVID-19 patients, as discussed in the Company’s Current Reports on Form 8-K filed with the SEC during the period from May 27, 2020 through May 11, 2021. The Company is fully cooperating with the SEC’s investigation and believes that it will be able to provide all of the information requested by the SEC. The Company can make no assurances as to the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any proceedings on the Company’s current business, financial condition, results of operations, cash flows, or the Company’s future operations.

On August 17, 2021, the Company was served with a summons and complaint by LAE International Consulting, LLC (“LAE”), in the case styled LAE International Consulting, LLC v. Organicell Regenerative Medicine, Inc. et al., Case No. 2021-018461-CA-01 (In the Circuit Court of the 11th Judicial Circuit in and for Miami Dade County, Florida) (the “Lawsuit”). Albert Mitrani, Mari Mitrani and Ian Bothwell (the “Individual Defendants”) are also named as defendants in the Lawsuit. In the Lawsuit, LAE alleges breach of contract, unjust enrichment, violation of Florida’s Unfair and Deceptive Trade Practices Act, breach of obligation of good faith and fair dealing, negligent misrepresentation and fraudulent misrepresentation in connection with a prior consulting agreement entered into between the Company and LAE. Prior to institution of the Lawsuit, the Company terminated the consulting agreement. In the Lawsuit, LAE is seeking judgment for compensatory damages, interest, costs, and attorneys’ fees. The Company denies any wrongdoing and responsibility in connection with the Lawsuit, and believes it has strong defenses to the Lawsuit. Although the Lawsuit is in its early stages, the Company and the Individual Defendants have filed motions to dismiss due to, among other things, (a) that the consulting agreement expressly negates LAE’s claims; (b) there was, in fact, no breach of contract by the Company; (c) LAE provides no grounds, and cannot provide any grounds, for its barebones claims that the Company and Individual Defendants induced LAE into a contract that they did not intend to perform; (d) many of the claims against the Individual Defendants do not exist as a matter of law; and (e) technical deficiencies in the complaint itself The Company is awaiting a ruling on the motion, and the Individual Defendants’ motion to dismiss will be set for hearing in due course.

In addition to the foregoing, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTCQB tier of the over-the-counter market operated by OTC Markets Group, Inc. under the symbol “OCEL”. The trading market for our common stock is limited and sporadic. We can provide no assurance that our shares of common stock will continue to be traded on the over-the counter market or another national securities exchange, or if traded, that any public market for our common stock will be active and sustained.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, shareholders may have difficulty selling those securities.

Common Stock

As of January 28, 2022, 1,149,204,595 shares of our common stock were outstanding.

Holders of Our Common Stock

As of January 28, 2022, we had approximately 200 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of January 28, 2022, they held approximately 271,200,000 shares of common stock for these shareholders. Based on a recent industry report obtained detailing the number of non-objecting holders of our common stock held through brokerage firms, we believe that the Company has significantly in excess of 6,000 beneficial stockholders as of the date of this report.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

2020 Plan (a)	-0-	--	-0-

Board Stock Compensation Plan	-0-	--	4,513,192

Management And Consultants Performance Stock Plan (a)	-0-	---	-0-

2021 Equity Incentive Plan	-0-	-0-	166,600,000

(a)	No awards were issued under the 2020 Plan and the 2020 Plan was terminated in connection with the adoption of the Company’s 2021 Equity Incentive Plan. Following the adoption of the 2021 Equity Incentive Plan and consummation of the Share Exchange Agreement described in “Item 11. Executive Compensation” in October 2021, the Management And Consultants Performance Stock Plan, but not unexchanged shares awarded under the Management And Consultants Performance Stock Plan ,was terminated.

Recent Sales of Unregistered Securities

1.	During November 2020, the Company sold 800,000 shares of common stock to an “accredited investor”, at $0.05 per share, for an aggregate purchase price of $40,000. The proceeds were used for working capital.

2.	During February 2021, the Company sold an aggregate of 12,340,910 shares of common stock to five “accredited investors” at prices ranging from $0.05 per share to $0.06 per share for an aggregate purchase price of $665,000. The proceeds were used for working capital.
3.	On February 22, 2021, the Company sold 1,818,181 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.055 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.
4.	During April 2021, the Company sold an aggregate of 13,677,821 shares of common stock to seven “accredited investors” at prices ranging from $0.03 per share to $0.25 per share for an aggregate purchase price of $535,000. The proceeds were used for working capital.
5.	During May 2021, the Company sold an aggregate of 2,087,822 shares of common stock to eight “accredited investors” at prices ranging from $0.13 per share to $0.15 per share for an aggregate purchase price of $286,250. The proceeds were used for working capital.
6.	During the period June 2021 through July 2021, the Company sold an aggregate of 11,541,500 shares of common stock to four “accredited investors” at prices ranging from $0.05 per share to $0.13 per share for an aggregate purchase price of $631,020. The proceeds were used for working capital.
7.	During August 2021, the Company sold an aggregate of 3,000,000 shares of common stock to one “accredited investor” at $0.05 per share for an aggregate purchase price of $150,000. The proceeds were used for working capital.
8.	During October 2021, the Company sold an aggregate of 7,500,000 shares of common stock to four “accredited investors” at $0.04 per share for an aggregate purchase price of $300,000. The proceeds were used for working capital.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Item 1A. Risk Factors”. and elsewhere in this report.

COVID-19 Impact on Economy and Business Environment

The adverse public health developments and economic effects of the ongoing COVID-19 outbreak in the United States have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect. These restrictions have adversely affected the Company’s sales, results of operations and financial condition. In response to the COVID-19 outbreak, the Company (a) has accelerated its research and development activities; (b) is seeking to raise additional debt and/or equity financing to support working capital requirements; and (c) continues to take steps to stabilize and increase revenues from the sale of its products.

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing a similar or worse devastating impact to the United States and worldwide economies or our business.

Results of Operations

Fiscal year ended October 31, 2021 as compared to fiscal year ended October 31, 2020

Revenues. Our revenues for the year ended October 31, 2021 were $5,597,487, compared to revenues of $3,055,776 for the year ended October 31, 2020. The increase in revenues during the year ended October 31, 2021 of $2,541,711 (83.2%) was primarily the result of the Company being able to realize an increase of approximately 103.7% (approximately $2,849,000) in unit sales of its products during the year ended October 31, 2021 compared with the year ended October 31, 2020, partially offset from a decrease of approximately 10.0% (approximately $308,000) in the average sales prices for the products sold during the year ended October 31, 2021 compared with the average sales prices realized on products sold during the year ended October 31, 2020. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness, the introduction of new and more advanced product offerings and increased research and development efforts which provided customers with greater comfort in the Company’s products and ability to better address potential market uncertainty regarding anticipated FDA regulations. The decrease in the average sales prices realized on products sold during the year ended October 31, 2021 compared with the year ended October 31, 2020 was due to volume pricing discounts for large orders of the Company’s medical grade product offerings and the increase in the sales of the Company’s aesthetic product offerings which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues. Our cost of revenues for the year ended October 31, 2021 were $547,881, compared with cost of revenues of $398,606 for the year ended October 31, 2020. The increase in the cost of revenues during the year ended October 31, 2021 of $149,275 (37.4%) compared with the year ended October 31, 2020 was due to an increase in the amount of units sold of 103.7% (approximately $278,886) during the year ended October 31, 2021 compared with the year ended October 31, 2020, partially offset from the reduction in the cost of units sold of 32.5% (approximately ($129,611) during the year ended October 31, 2021 compared to costs of units sold during the year ended October 31, 2020, which as described above was primarily the result of the Company’s increase in the sales of the Company’s aesthetic product offerings during the year ended October 31, 2021 compared to the year ended October 31, 2020 which have a lower cost of revenue than the Company’s medical grade product offerings.

Gross Profit. Our gross profit for the year ended October 31, 2021 was $5,049,606 (90.1% of revenues), compared with gross profit of $2,657,170 (87.0% of revenues) for the year ended October 31, 2020. The increase in gross profit during the year ended October 31, 2021 was the result of higher amount of units sold and lower cost of units sold during the year ended October 31, 2021 compared to the year ended October 31, 2020. The increase in the units sold was partly attributable to favorable responses to the Company’s sales and marketing efforts establishing greater market awareness and the introduction of new and more advanced product offerings. The lower cost of units sold was due to the Company’s increase in the sales of the Company’s aesthetic product offerings during the year ended October 31, 2021 compared to the year ended October 31, 2020 which have a lower cost of revenue than the Company’s medical grade product offerings.

General and Administrative Expenses. General and administrative expenses for the year ended October 31, 2021 were $17,793,709, compared with $15,095,111 for the year ended October 31, 2020, an increase of $2,698,598 (17.9%). The increase in the general and administrative expenses for the year ended October 31, 2021 compared with the year ended October 31, 2020 was primarily the result of increased research and development costs of approximately $886,000, increased commissions due from sales of the Company’s products of approximately $915,000, increased payroll and consulting costs of approximately $1,400,000, increased professional fees of approximately $384,000, increased office related costs of approximately $141,000 and approximately $209,000 of increased laboratory related expenses, partially offset by a decrease in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $1,262,000. The increase in research and development costs, payroll and consulting costs, professional fees and laboratory related expenses was the result of the Company’s expansion of its research and development activities primarily relating to the filing and approval of IND applications and the performance of clinical trials and public company compliance related costs during the year ended October 31, 2021 compared with the year ended 2020. The increase in commissions was the result in the increase in revenues sales during the year ended October 31, 2021 compared with the year ended 2020. The decrease in stock-based compensation costs was the result of a reduction in the amount of shares issued as stock compensation during the year ended October 31, 2021 compared with the year ended 2020, partially offset from the increase in the costs attributable to the shares issued as stock compensation based on increases in the Company’s share price during periods that the stock compensation was granted (average cost of shares granted during the year ended October 31, 2021 was $0.062 versus average cost of shares granted during the year ended October 31, 2020 of $0.029).

Other Income (Expense) Other expense, net, for the year ended October 31, 2021 was $12,457, compared with other expense, net, of $145,027 for the year ended October 31, 2020. The decrease in other expense, net, of $132,570 was principally the result of reduced interest costs during the year ended October 31, 2021 of approximately $118,350 in connection with the amount of the discount to the fair value of common stock associated with the conversion of a funding facility into equity and the reduction in interest expense of approximately $25,000 associated with such funding facility. These costs occurred during the year ended October 31, 2020 and did not occur during the year ended October 31, 2021.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented:

	For the Fiscal Year Ended October 31,
	2021	2020
Cash, beginning of year	$590,797	$132,557
Net cash used in operating activities	(2,609,085)	(1,812,499)
Net cash used in investing activities	(496,011)	(138,694)
Net cash provided by financing activities	2,622,869	2,409,433
Cash, end of year	$108,570	$590,797

During the year ended October 31, 2021, the Company used cash in operating activities of $2,609,085, compared to $1,812,499 for the year ended October 31, 2020, an increase in cash used of $796,586. The increase in cash used in operating activities was due to the increase in the general and administrative expenses during the year ended October 31, 2021 after adjusting for non-cash charges (mostly related to stock-based compensation), resulting from increased payroll and consulting costs and laboratory related expenses in connection with the Company’s expansion of its research and development activities during the year ended October 31, 2021, partially offset from the increase in revenues and gross profit during the year ended October 31, 2021.

During the year ended October 31, 2021, the Company had cash used in investing activities of $496,011, compared to cash used in investing activities of $138,694 for the year ended October 31, 2020. The increase in cash used in investing activities of $357,317 was due primarily due the Company’s leasehold improvements associated with the new lab facility in Basalt, CO of $406,709, partially offset from lower capital expenditures for the acquisition of additional fixed assets required in connection with the Company’s laboratory operations during the year ended October 31, 2021 as compared to the year ended October 31, 2020.

During the year ended October 31, 2021, the Company had cash provided by financing activities of $2,622,869 compared to cash provided by financing activities of $2,409,433 for the year ended October 31, 2020. The increase in cash provided by financing activities of $213,436 was due to increases in proceeds from the sale of equity securities and convertible notes of approximately $512,000, decreases in repayments of outstanding debt obligations of approximately $96,900, and reduced payments on finance leases of approximately $9,000, partially offset from reduced proceeds received from the issuance of notes payable of $400,000 during the year ended October 31, 2021 as compared to the year ended October 31, 2020.

Capital Resources

The Company has historically relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations. During the fiscal year ended October 31, 2021 and through the date of this report, the Company completed the following private sales of its securities:

1.	During November 2020, the Company sold 800,000 shares of common stock to an “accredited investor”, at $0.05 per share, for an aggregate purchase price of $40,000. The proceeds were used for working capital.
2.	During February 2021, the Company sold an aggregate of 12,340,910 shares of common stock to five “accredited investors” at prices ranging from $0.05 per share to $0.06 per share for an aggregate purchase price of $665,000. The proceeds were used for working capital.
3.	On February 22, 2021, the Company sold 1,818,181 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.055 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.
4.	During April 2021, the Company sold an aggregate of 13,677,821 shares of common stock to seven “accredited investors” at prices ranging from $0.03 per share to $0.25 per share for an aggregate purchase price of $535,000. The proceeds were used for working capital.
5.	During May 2021, the Company sold an aggregate of 2,087,822 shares of common stock to eight “accredited investors” at prices ranging from $0.13 per share to $0.15 per share for an aggregate purchase price of $286,250. The proceeds were used for working capital.
6.	During the period June 2021 through July 2021, the Company sold an aggregate of 11,541,500 shares of common stock to four “accredited investors” at prices ranging from $0.05 per share to $0.13 per share for an aggregate purchase price of $631,020. The proceeds were used for working capital.
7.	During August 2021, the Company sold an aggregate of 3,000,000 shares of common stock to one “accredited investor” at $0.05 per share for an aggregate purchase price of $150,000. The proceeds were used for working capital.
8.	During October 2021, the Company sold an aggregate of 7,500,000 shares of common stock to four “accredited investors” at $0.04 per share for an aggregate purchase price of $300,000. The proceeds were used for working capital.
9.	In November 2021, the Company sold an aggregate of 8,000,000 shares of common stock to one “accredited investor” at $0.05 per share for an aggregate purchase price of $400,000. The proceeds were used for working capital.
10.	On January 11, 2022, the Company entered into a Securities Purchase Agreement with AJB Capital Investments, LLC (the “Purchaser”) pursuant to which we sold a Promissory Note in the principal amount of $600,000 to the Purchaser in a private transaction to for a purchase price of $540,000 (giving effect to original issue discount of $60,000). See “Item 1. Business – Recent Development” for further details regarding this transaction.
11.	In February 2022, the Company sold an aggregate of 8,333,333 shares of common stock to one “accredited investor” at $0.03 per share for an aggregate purchase price of $250,000. The proceeds were used for working capital.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $12,744,103 for the year ended October 31, 2021. In addition, the Company had an accumulated deficit of $41,624,749 at October 31, 2021. The Company had a negative working capital position of $3,609,174 at October 31, 2021.

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

In addition to the above, the adverse public health developments and economic effects of the ongoing COVID-19 pandemic in the United States have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect in connection with the COVID-19 outbreak and which currently still continue to have a negative impact to our business and the economy.

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

If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of October 31, 2021, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of October 31, 2021 and through the date of this report, we had no such arrangements.

Recently Issued Financial Accounting Standards

There were no recently issued financial accounting standards that would have an impact on the Company’s financial statements.

Critical Accounting Policies

Our audited consolidated financial statements reflect the selection and application of accounting policies which require us to make significant estimates and judgments. See Note 2 to our audited consolidated financial statements included in this report, “Summary of Significant Accounting Policies”.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item of Form 10-K.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Organicell Regenerative Medicine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Organicell Regenerative Medicine, Inc. (the “Company”) as of October 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended October 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2015

Fort Lauderdale, FL
February 14, 2022

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

As of October 31, 2021 and 2020

	October 31,	October 31,
	2021	2020
ASSETS
Current Assets
Cash	$108,570	$590,797
Accounts receivable, net of allowance for bad debts	104,150	29,385
Prepaid expenses	69,647	78,790
Inventories	234,827	146,811
Total Current Assets	517,194	845,783

Property and equipment, net	1,113,416	365,234
Other assets – right of use	254,665	105,355
Security deposits	47,682	17,800
TOTAL ASSETS	$1,932,957	$1,334,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,873,022	$765,652
Accrued liabilities to management	1,542,130	1,156,295
Notes payable	4,392	6,949
Advances from affiliate	220,897	220,897
Finance lease obligations	92,270	50,843
Deferred revenue	9,575	-
Operating lease obligations	114,231	38,037
Convertible debentures	144,000	175,000
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	4,126,368	2,539,524

Long term finance lease obligations	331,748	119,146
Long term operating lease obligations	140,434	67,318
Total Liabilities	4,598,550	2,725,988
Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 1,132,361,005 and 939,942,783 shares issued and outstanding, respectively	1,132,361	939,943
Additional paid-in capital	37,826,795	26,536,430
Accumulated deficit	(41,624,749)	(28,868,189)
Total Stockholders’ Deficit	(2,665,593)	(1,391,816)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,932,957	$1,334,172

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended October 31, 2021 and 2020

	Year Ended October 31,
	2021	2020

Revenues	$5,597,487	$3,055,776

Cost of revenues	547,881	398,606

Gross profit	5,049,606	2,657,170

General and administrative expenses	17,793,709	15,095,111

Loss from operations	(12,744,103)	(12,437,941)

Other income (expense)
Interest expense	(37,934)	(177,744)
Other	25,477	32,717

Loss before income taxes	(12,756,560)	(12,582,967)

Provision for income taxes	-	-

Net loss	$(12,756,560)	$(12,582,967)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	1,059,488,329	670,817,666

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Years Ended October 31, 2020 and 2021

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Par Value	In Capital	Deficit	Deficit

Balance October 31, 2019	502,936,805	$502,937	$14,219,736	$(16,285,222)	$(1,562,549)

Sale of common stock	65,454,170	65,454	2,129,867	-	2,195,321

Conversion of debt and accrued interest	40,000,000	40,000	559,400	-	599,400

Stock-based compensation	331,391,808	331,392	9,583,107	-	9,914,499

Exchange of debt	160,000	160	44,320	-	44,480

Net loss	-	-	-	(12,582,967)	(12,582,967)

Balance October 31, 2020	939,942,783	939,943	26,536,430	(28,868,189)	(1,391,816)

Sale of common stock	52,766,234	52,766	2,654,504		2,707,270

Exchange of accounts payable for stock	676,988	677	112,529		113,206

Stock issued for future services	60,000	60	9,940		10,000

Stock based compensation	138,915,000	138,915	8,513,392		8,652,307

Net loss				(12,756,560)	(12,756,560)

Balance October 31, 2021	1,132,361,005	$1,132,361	$37,826,795	$(41,624,749)	$(2,665,593)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended October 31, 2021 and 2020

	Year Ended October 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,756,560)	$(12,582,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	52,702	36,775
Bad debt expense	-	340
Interest expense on conversion of Funding Facility	-	118,350
Stock-based compensation	8,652,307	9,914,499
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	(74,765)	(3,690)
Prepaid expenses	19,143	42,604
Inventories	(88,016)	(68,848)
Accounts payable and accrued expenses	1,220,576	218,755
Accrued liabilities to management	385,835	524,483
Security deposits	(29,882)	(12,800)
Deferred revenue	9,575	-
Net cash used in operating activities	(2,609,085)	(1,812,499)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(496,011)	(138,694)

Net cash used in investing activities	(496,011)	(138,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	-	400,000
Payments on finance lease	(50,844)	(55,399)
Repayments of notes payable	(33,557)	(130,489)
Proceeds from sale of common stock	2,707,270	2,195,321
Net cash provided by financing activities	2,622,869	2,409,433

Increase (decrease) in cash	(482,227)	458,240
Cash at beginning of period	590,797	132,557
Cash at end of period	$108,570	$590,797

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$28,473	$56,877

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Exchange of accounts payable for common stock	$113,206	$-
Stock issued for future services	$10,000	$-
Finance lease obligations	$304,873	$-
Operating lease – right of use assets	$235,313	$117,659
Conversion of debt and accrued interest into common stock	$-	$643,880

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

On May 21, 2018, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the Company’s name from Biotech Products Services and Research, Inc. to Organicell Regenerative Medicine, Inc., effective June 20, 2018 (the “Name Change”) and during November 2021 the Name Change was effectuated in the marketplace by the Financial Industry Regulatory Agency (“FINRA”).

For the year ended October 31, 2021, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation and wholly owned subsidiary, with a business purpose to sell therapeutic products to Providers. During November 2020, the Company formed Livin Again Inc. (“Livin”), a wholly owned subsidiary of the Company for the purpose of among other things, providing advertising and marketing services, to Providers of medical and other healthcare, anti-aging and regenerative services (“Regenerative Services”) including FDA-approved IV vitamin and mineral liquid infusions. To date, there has been no significant activity and the Company has no timetable, if any, as to when IV Drip Therapies revenues will commence.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At October 31, 2021, the Company did not hold cash balances in any financial institution in excess of FDIC insurance coverage limits.

During the fiscal year ended October 31, 2021, the Company sold a total of approximately $2,140,000 (37.6%) to a large distributor and the distributors customers, approximately $709,000 (12.5%) to customers of another distributor and $881,600 (15.7%) of product to a management services organization (MSO) that provides administrative services and contracts for medical supplies for several medical practices. During the fiscal year ended October 31, 2020, the Company did not have any customer that accounted for more than 10% of the total revenues for the year ended October 31, 2020.

During the fiscal year ended October 31, 2021, the Company purchased the tissue raw material used in manufacturing of its products from two suppliers, of which each accounted for approximately $148,600 and $131,600 or 53.0% and 47.0%, respectively, of the total amount of tissue raw material purchased during that period. During the fiscal year ended October 31, 2020, the Company purchased the tissue raw material used in manufacturing of its products from two suppliers, of which each accounted for approximately $179,000 and $30,000 or 85.6% and 14.4%, respectively, of the total amount of tissue raw material purchased during that period.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the year ended October 31, 2021 and 2020, the Company recorded bad debt expense of $0 and $340, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. We provide reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At October 31, 2021, we determined that there were not any reserves required in connection with our finished goods.

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

The Company recognizes revenue only when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to receive in exchange for the good or service. Our performance obligations are satisfied and control is transferred at a point-in-time, which is typically when the transfer and title to the product sold has taken place and there is evidence of our customer’s satisfactory acceptance of the product shipment or delivery except in those instances when the customer has made prior arrangements with the Company to store the product purchased by the customer at the Company’s facilities that is to be delivered at a later date to be designated by the customer.

Net Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of fully vested common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of fully vested shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity instruments.

At October 31, 2021, the Company had 9,500,000 common shares issuable upon the exercise of warrants and unpaid Original Base Salary and Incremental Salary that could be convertible into approximately 35,684,900 common shares that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2021. At October 31, 2020, the Company had 9,500,000 common shares issuable upon the exercise of warrants and unpaid Original Base Salary and Incremental Salary that could be convertible into approximately 32,671,100 common shares that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2020.

Stock-Based Compensation

All stock-based payments are recognized in the financial statements based on their fair values.

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies.  These costs are expensed as incurred. Our research and development expenses were $1,120,067 and $233,526 for the years ended October 31, 2021 and 2020, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

Income Taxes

The Company files a consolidated tax return that includes all of its subsidiaries.

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

For the years ended October 31, 2021 and 2020 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during those periods. There is a full valuation allowance established for the tax benefit associated with the net losses for the years ended October 31, 2021 and 2020.

Valuation of Derivatives

The Company evaluates its financial instruments, including convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

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

The Company currently has 2,500,000,000 authorized shares of common stock of which 1,149,204,595 shares are issued and outstanding as of January 28, 2022. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees. Currently the amount of authorized shares is sufficient to provide for the additional shares that the Company may be contingently obligated to issue under existing arrangements.

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

The Company did not have any convertible instruments outstanding at October 31, 2021 and October 31, 2020 that contain derivatives.

Operating and Finance Lease Obligations

Under the provisions of Accounting Standards Update (ASU) No. 2016-02 (Topic 842) (“ASC 842”), the Company recognizes a right of use (“ROU”) asset and corresponding lease liability for all operating leases upon commencement of the lease. The Company applies the modified retrospective approach which includes a number of optional practical expedients on leases that commenced before the effective date of ASC 842, including continuing to account for leases that commenced before the effective date in accordance with previous guidance, unless the lease is modified and the inclusion of amounts pertaining to the maintenance portion of the leased assets.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after October 31, 2021 through the financial statement issuance date for subsequent event disclosure or recording.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $12,744,103 for the year ended October 31, 2021. In addition, the Company had an accumulated deficit of $41,624,749 at October 31, 2021. The Company had a negative working capital position of $3,609,174 at October 31, 2021.

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

In addition to the above, the adverse public health developments and economic effects of the ongoing COVID-19 pandemic in the United States have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect in connection with the COVID-19 outbreak and which currently still continue to have a negative impact to our business and the economy.

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

If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.  As of October 31, 2021, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	October 31, 2021	October 31, 2020

Raw materials and supplies	$92,601	$26,199
Finished goods	142,226	120,612

Total inventories	$234,827	$146,811

NOTE 5 - PROPERTY AND EQUIPMENT

	October 31, 2021	October 31, 2020
Computer equipment	$10,684	$8,653
Finance lease equipment	544,378	239,595
Manufacturing equipment	258,791	171,430
	813,853	419,678
Less: accumulated depreciation	(107,146)	(54,444)
	706,707	365,234
Construction in progress:
Leasehold improvements	406,709	-

Total property and equipment, net	$1,113,416	$365,234

Depreciation expense totaled $52,702 and $36,775 for the years ended October 31, 2021 and 2020, respectively.

As described in Note 6, during the year ended October 31, 2021, the Company began the build-out of additional laboratory processing, product distribution and administrative office capacity at its Basalt Lab Lease location. The total costs incurred as of October 31, 2021 was $406,709 and is reflected as construction in progress. Amortization of these costs will begin once the build-out is complete and the facility becomes operational.

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

During October 2021, the Company entered into a second lease agreement in the amount of $304,873 for certain lab equipment that is being installed at the Basalt lab location. Under the terms of the lease agreement, the Company is required to make 60 equal monthly payments of $5,478 plus applicable sales taxes. Under the Lease Agreement, the Company has the right to acquire all of the leased equipment for $1.00. As a result, the lease agreement is being accounted for as a finance lease obligation. The annual interest rate charged in connection with the lease is 3.0%. Lease payments and depreciation of the leased equipment has not commenced pending completion of the Basalt lab buildout (see below) and the facility becomes operational. The leased equipment will be depreciated over their estimated useful lives of 15 years.

The weighted average remaining term of the Company’s Finance Leases as of October 31, 2021 was 45.4 months. The minimum lease payments pursuant to the Finance Leases are as follows:

Minimum
Year Ended October 31,	Rent
2022	$103,454
2023	119,887
2024	83,783
2025	65,731
2026	65,731
Thereafter	16,432
Total undiscounted finance lease payments	455,018
Less: imputed interest	(31,000)
Present value of finance lease liabilities	$424,018

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

Lease amortization expense for the year ended October 31, 2021 and 2020 was $38,037 and $35,117, respectively.

Beginning October 1, 2020, the Company entered into a second lease agreement with Mariluna LLC for office space located in Aspen, CO. The initial term of the lease was for one year, expiring on September 30, 2021 and the lease has been subsequently extended on a month to month basis. Under the terms of the lease, the Company is required to make monthly rental payments of $6,500 and was required to provide a security deposit of $11,000 upon execution of the lease agreement.

Laboratory Facilities:

In connection with the Company’s decision to again operate a placental tissue bank processing laboratory in Miami, Florida, during February 2019, the Company entered into a renewable month to month lease agreement (“Miami Lab Lease”) for an approximately 450 square foot laboratory and a 100 square foot administrative office facility. Monthly lease payments are approximately $5,200 plus administrative fees and taxes. In connection with the Miami Lab Lease, the Company was required to post a security deposit of $6,332. From November 2020 through May 31, 2021, the Company entered into an additional month to month lease agreement in the same facility as the Miami Lab Lease for an additional 390 square foot laboratory. Monthly lease payments were approximately $4,400 plus administrative fees and taxes.

During March 2021, the Company entered into a lease agreement for an approximately 2,452 square foot commercial space located in Basalt, Colorado (the “Basalt Lab Lease”). The Company intends to build additional laboratory processing, product distribution and administrative office capacity from this location. The term of the Basalt Lab Lease is for three years and may be renewed for an additional (3) three-year term provided the Company is not in default. Rental expense is $6,800 per month and provides for annual increases of 3% or the Denver Aurora Metropolitan CPI index, whichever is greater. In connection with the Basalt Lab Lease, the Company was required to post a security deposit of $13,600. The Company is currently constructing the laboratory and office build-out at an estimated cost of $500,000. The Company expects the construction to be completed during the quarter ended January 31, 2022. The Company has recorded a ROU asset and corresponding operating lease obligation of $235,313 (present value of the associated leased payments based on an assumed borrowing rate of 4.5%).

Lease amortization expense for the years ended October 31, 2021 and 2020 was $47,967 and $0, respectively.

The weighted average remaining term of the Company’s operating leases as of October 31, 2021 was 24.1 months. The minimum lease payments pursuant to the Aspen, CO office lease and the Basalt Lab Lease are as follows:

Minimum
Year Ended October 31,	Rent
2022	$125,232
2023	113,729
2024	28,857
Total undiscounted operating lease payments	267,818
Less: imputed interest	(13,153)
Present value of operating lease liabilities	$254,665

NOTE 7 – RELATED PARTY TRANSACTIONS

On February 26, 2020, April 25, 2020 and June 29, 2020, Mr. Mitrani’s, Dr. Mitrani’s and Mr. Bothwell’s employment agreements were amended. See Note 12 for a more detailed description of the executive employment agreements and the respective amendments referred to above.

Effective February 26, 2020, Mr. Bothwell was granted cashless warrants to purchase 7,500,000 shares of common stock of the Company. The newly granted warrants vest immediately, have an exercise price of $0.028 per share and are exercisable for ten years from the effective date of the grant (see Note 11).

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

On October 29, 2021, the Company entered into an Exchange Agreement (see Note 10) with the current executive officers of the Company (as well as other non-related party shareholders) whereby the executive officers of the Company exchanged an aggregate of 50,000,000 shares previously issued to them under consulting and employment agreements and/or pursuant to the MCPP for newly issued shares pursuant to the 2021 Plan (on a 1:1 basis).

The Company’s corporate administrative offices are leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani. During July 2020, the term of the lease was extended through June 2023. Beginning July 2020, the monthly rent increased from $2,900 to $3,500. The Company paid a security deposit of $5,000. Total rent expense for the year ended October 31, 2021 and 2020 was $42,000 and $37,200, respectively.

Beginning October 1, 2020, the Company entered into a second lease agreement with Mariluna LLC for office space located in Aspen, CO. The initial term of the lease was for one year, expiring on September 30, 2021 and the lease has been subsequently extended on a month to month basis. Under the terms of the lease, the Company is required to make monthly rental payments of $6,500 and was required to provide a security deposit of $11,000 upon execution of the lease agreement. Total rent expense for the years ended October 31, 2021 and 2020 was $78,000 and $6,500, respectively.

In connection with Mr. Bothwell’s executive employment agreements, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $31,192 and $24,788 for the years ended October 31, 2021 and 2020, respectively.

For the year ended October 31, 2021, the Company sold a total of approximately $881,600 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, including $211,505 of products purchased from the Company that were attributable to the medical practice owned by Dr. George Shapiro. Dr. Shapiro also has an indirect economic interest in the parent company that owns the MSO. For the year ended October 31, 2021, the total amount of sales of products to the medical practice owned by Dr. Allen Meglin and to customers related to Mr. Michael Carbonara totaled $13,820 and $32,655, respectively. During the fiscal year ended October 31, 2020, sales to the medical practices related to Dr. George Shapiro and Dr. Allen Meglin and to customers related to Mr. Michael Carbonara totaled $53,740, $27,385, and $14,320, respectively.

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

On October 10, 2019, the Company and Michael Carbonara, a director of the Company agreed to a convertible funding facility arrangement (“Funding Facility”) whereby Mr. Carbonara or its designee funded the Company $500,000. The Funding Facility was converted into 40,000,000 shares of newly issued restricted common stock of the Company on February 12, 2020, issued to Republic Asset Holdings LLC, a Company controlled by Mr. Carbonara. On April 27, 2020, the Company sold 5,000,000 shares of common stock to Republic Asset Holdings LLC at $0.02 per share for an aggregate purchase price of $100,000. On February 22, 2021, the Company sold 1,818,181 shares of common stock to Republic Asset Holdings LLC at $0.055 per share for an aggregate purchase price of $100,000 (see Note 10).

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

From time to time, Mr. Bothwell and/or his respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. As of October 31, 2021 and 2020, $6,253 and $1,965, respectively, is owed to Mr. Bothwell and/or his respective affiliates.

At October 31, 2021, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $275,924, $362,455 and $843,478, respectively and consulting fees owed to Dr. George Shapiro were $54,000. At October 31, 2020, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $216,436, $233,655 and $649,407, respectively and consulting fees owed to Dr. George Shapiro were $54,833.

NOTE 8 - NOTES PAYABLE

Private Placement Of Convertible Debentures

On June 20, 2018, the Company issued a total of $150,000 of convertible 6% debentures (“150,000 Debentures”) to an accredited investor. The principal amount of the $150,000 Debentures, plus accrued and unpaid interest through June 30, 2019 were payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $150,000 Debentures were prepaid at the sole option of the Company, were converted as provided for under the terms of the $150,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $150,000 Debentures. Interest on the $150,000 Debentures for each calendar quarter ended beginning with the quarter ended June 30, 2018 is payable on the 10th business day following the immediately prior calendar quarter. The $150,000 Debentures were not repaid as required. At October 31, 2021, the principal balance of the $150,000 Debentures outstanding was $144,000 and accrued and unpaid interest was $2,160.

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

Unsecured Promissory Note

On February 5, 2019, the Company entered into an unsecured loan agreement with a third party with a principal balance of $25,000. The outstanding principal was due March 8, 2019. The loan was not repaid on the maturity date as required. The third party subsequently agreed to apply amounts due for invoices due from third party for future purchases of the Company products to the extent of the outstanding balances owed by the Company in connection with the loan (interest and principal). As of October 31, 2021, the remaining amount due under this arrangement was approximately $4,392.

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

NOTE 9 — INCOME TAXES

The Company files a consolidated federal income tax return that includes all of its subsidiaries. For the years ended October 31, 2021 and 2020, the Company incurred operating losses, and therefore, there was not any current income tax expense amount recorded during those periods.

The consolidated provision for income taxes for October 31, 2021 and 2020 consists of the following:

	Year Ended October 31,	Year Ended October 31,
	2021	2020
Current:
Federal	$–	$–
State	–	–
Current Income Tax Expense (Benefit)	$–	$–
Deferred:
Federal	$(2,651,809)	$(2,626,791)
State	(563,409)	(540,796)
Deferred Income Tax Expense (Benefit)	(3,215,218)	(3,167,587)
Change in Valuation Allowance	3,215,218	(3,167,587)
Income tax provision	$–	$–

Effective tax rates differ from the federal statutory rate of 21% for 2021 and 2020 applied to income before income taxes. A reconciliation of the U.S. federal statutory tax amount to the Company’s effective tax amount is as follows:

	October 31, 2021	October 31, 2020
Tax at federal statutory rate	$(2,678,878)	$(2,642,423)
State taxes, net of federal benefit	(554,273)	(546,730)
Permanent differences	27,070	18,782
Other	(9,137)	2,784
Total income tax expense (benefit)	(3,215,218)	(3,167,587))
Change in valuation allowance	3,215,218	3,167,587
Income tax provision	$–	$–

The Company had a federal net operating loss carryover of $7,200,185 as of October 31, 2021.

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities for the Company were as follows:

	October 31, 2021	October 31, 2020
Deferred Tax Assets:
Stock based compensation	$7,281,332	$5,184,240
Accrued compensation	480,109	315,122
Net operating loss carryforward-Federal	1,512,039	640,663
Net operating loss carryforward-State	282,780	118,160
State bonus depreciation	29,986	-
Other	177	177
Total deferred tax assets:	9,586,423	6,258,362
Deferred Tax Liabilities:
Property and equipment	205,378	92,535
Total deferred tax liabilities:	205,378	92,535

Valuation Allowance	(9,381,045)	(6,165,827)
Net deferred tax assets	$–	$–

FASB ASC 740 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At October 31, 2021 and October 31, 2020, the net deferred tax asset was offset by a full valuation allowance.

IRS Penalties

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing of certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement and filed a “Request for Collection Due Process Equivalent Hearing” (“Request”) in September 2021. During the period that the Request is being reviewed and processed by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $83,684 and $70,000 of accrued tax penalties and interest on the balance sheet as of October 31, 2021 and October 31, 2020, respectively.

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

Issued Shares

As of October 31, 2021, there were no designations of Preferred Stock authorized or outstanding.

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

On February 22, 2021, the Company sold 1,818,181 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.055 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital. The sales price was at a discount to the trading price of $0.086 as of the effective date of the transaction, resulting in additional stock-based compensation expense of $56,364, which has been recorded during the year ended October 31, 2021.

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

During October 2021, the Company sold an aggregate of 7,500,000 shares of common stock to four “accredited investors” at $0.04 per share for an aggregate purchase price of $300,000. The proceeds were used for working capital.

In November 2021, the Company sold an aggregate of 8,000,000 shares of common stock to one “accredited investor” at $0.05 per share for an aggregate purchase price of $400,000. The proceeds were used for working capital.

In February 2022, the Company sold an aggregate of 8,333,333 shares of common stock to one “accredited investor” at $0.03 per share for an aggregate purchase price of $250,000. The proceeds were used for working capital.

Issuances of Common Stock – Stock Compensation:

Upon execution of the VP Agreements, each of the Sales Executives were granted 1,000,000 shares of unregistered common stock of the Company (“Execution Shares”) valued at $0.035 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $35,000 of stock-based compensation expense on the grant date for each issuance. The VP Agreements also provide each Sales Executives the right to receive a minimum of 750,000 shares of common stock at the end of each quarterly anniversary of the VP Agreements throughout the Initial Term (maximum 9,000,000 shares) (“Performance Shares”), provided that the VP Agreements remain in effect during the applicable quarterly period. For the year ended October 31, 2021 and 2020, each Sales Executive has vested an additional 6,300,000 and 2,250,000 Performance Shares (total 17,100,000 shares). The Company recorded stock-based compensation expense for the years ended October 31, 2021 and 2020 in connection with the vested Execution Shares and Performance Shares of $323,400 and $227,500, respectively (see Note 12).

In connection with the execution of the Consultants Agreement, the Company issued to the Consultants 12,000,000 shares of unregistered common stock (“Shares”) valued at $0.022 per share, the closing price of the common stock of the Company on the grant date. The Company recorded a total of $266,400 of stock-based compensation expense during the year ended October 31, 2020 based on the vesting of the Shares (50% of the Shares vest as of the Effective Date of the Consultants Agreement and 50% of the Shares vest on the six-month anniversary of the Consultants Agreement). In connection with the execution of the Amendment of the Consultant’s Agreement, the Company issued to the Consultants 20,000,000 shares of unregistered common stock (“Shares”) valued at $0.0614 per share, the closing price of the common stock of the Company on the grant date. The Company will amortize the costs associated with this issuance of $1,228,000 over the remaining term of the Consultant’s Agreement. The shares issued vest 50% as of the date of the Amendment and the remaining 50% will vest on December 31, 2021 or upon the date that the Company obtains approval for certain IND’s submitted, whichever is sooner. The Company recorded a total of $358,167 of stock-based compensation expense during the year ended October 31, 2021.

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

During the period May 1, 2020 through July 31, 2020, in consideration for agreeing to provide lab and administrative consulting services to the Company, the Board approved the issuance to eight individuals an aggregate of 925,000 shares of unregistered common stock valued between $0.031 and $0.048 per share, the closing price of the common stock of the Company on the respective grants dates. For certain of the issuances, the stock vests on January 31, 2021, provided the recipient remains engaged with the Company during the period. The Company recorded $27,809 of stock-based compensation expense during the year ended October 31, 2020.

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

On May 28, 2020, the Company entered into a distribution agreement with a company owned by Jack Mitrani, the son of Mr. Mitrani. Under the terms of the agreement, the Company agreed to grant the distributor 3,000,000 shares of unregistered common stock valued at $0.115 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $345,000 of stock-based compensation expense during the year ended October 31, 2020 based on the fair value of these shares on the grant date. In addition, the distribution agreement also provides for future stock incentives based on future sales that are generated by the distributor based on a conversion price equal to 75% of the trading price of the common stock on the last day of the month in which the incentive was earned.

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

During November 2020, the Company entered into an additional consulting agreement with a third party to provide consulting services in connection with the development of international research and development, sales and distribution and financing opportunities for a period of six months. As consideration for agreeing to provide the consulting services to the Company, the Company issued the consultant 2,000,000 shares of fully vested unregistered common stock valued at $0.151 per share, the closing price of the common stock of the Company on the effective date of the agreement. The Company recorded $302,000 of stock-based compensation expense during the year ended October 31, 2021. On August 9, 2021, the Company and the third party entered into another consulting agreement with substantially the same terms and condition as provided for in the original agreement. The 2,000,000 shares of fully vested unregistered common stock issued to the consultant under the new agreement were valued at $185,400 (valued at $0.093 per share, the closing price of the common stock of the Company on the effective date of the agreement). The Company recorded $92,700 of stock-based compensation expense during the year ended October 31, 2021 based on the grant date fair value of these shares amortized over the term of the agreement.

During November 2020, in consideration for agreeing to provide medical consulting and advisory services to the Company, the Board approved the issuance to one individual an aggregate of 250,000 shares of unregistered common stock valued at $0.145 per share, the closing price of the common stock of the Company on the respective grant dates. The Company recorded $36,225 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2021.

During December 2020, the Board approved the bonus of 47,675,000 shares of newly issued common stock to executive management (consisting of Mr. Mitrani, Dr. Mitrani and Mr. Bothwell) totaling 45,000,000 shares; non-executive Board members (consisting of Mr. Carbonara and Dr. Meglin) totaling 2,000,000 shares; administrative staff totaling 550,000; and to several medical advisors totaling 125,000 shares valued at $0.12 per share, the closing price of the common stock of the Company on the respective grant dates. The Company recorded a total of $5,721,000 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2021.

During April 2021, the Board approved the bonus of 500,000 shares of newly issued common stock to an employee valued at $0.055 per share, the closing price of the common stock of the Company on the grant date. The Company recorded a total of $27,450 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2021.

During December 2020, January 2021 and February 2021, the Company issued to various employees and consultants 25,000, 240,000 and 50,000 shares of unregistered common stock, respectively, valued at prices ranging from $0.035 to $0.17 per share, the closing price of the common stock of the Company on the respective grant dates. The Company recorded a total of $19,855 of stock-based compensation expense during the year ended October 31, 2021 based on the grant date fair value of these shares.

During February 2021, the Company entered into a consulting agreement with a third party to provide consulting services for a one-year period. As consideration for agreeing to provide consulting services to the Company, the Company agreed to issue the consultant 500,000 shares of unregistered common stock upon completion of the three-month anniversary of the agreement. In addition, the Company has agreed to provide an additional 250,000 shares of newly issued common stock for each celebrity and/or athlete which the consultant arranges to provide marketing services to the Company and that is responsible for bringing a minimum of $75,000 of monthly revenues in connection with sales of the Company’s products, up to a maximum of 1,500,000 shares. The shares issued were valued at $0.095 per share, the closing price of the common stock of the Company on the effective date of the agreement, totaling $47,500. The Company will amortize the costs associated with the issuance over the term of the agreement. The Company amortized $35,625 of stock-based compensation expense during the year ended October 31, 2021.

During April 2021, the Company entered into a consulting agreement with a third party to provide investor relation services. The term of the agreement is month to month and may be terminated with or without cause. As consideration for agreeing to provide the consulting services to the Company, the Company has agreed to pay the consultants a minimum of $15,000 per month and to issue 500,000 shares of restricted common stock which vested fully on May 21, 2021 (valued at $0.057 per share, the closing price of the common stock of the Company on the grant date). The Company recorded a total of $28,500 of stock-based compensation expense during the year ended October 31, 2021.

During March 2021, April 2021 and May 2021, the Company granted a total of 750,000 of common stock to various consultants valued at prices ranging from $0.049 per share to $0.40 per share, the closing price of the common stock of the Company on the respective grant dates. The Company recorded $85,075 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2021.

On June 4, 2021, the Company and an employee agreed to amendment of the employee’s employment agreement. Under the terms of the amendment, the employee agreed to extend the term of the agreement through December 31, 2022 and the Company agreed to grant the employee 1,000,000 shares of common stock of the Company to vest upon execution of the amendment (valued at $0.136 per share, the closing price of the common stock of the Company on the grant date). In addition, the employee is eligible to receive up to an aggregate of 3,000,000 additional shares of common stock based on achievement of certain milestones. The total value of the stock granted in connection with the amendment of $136,000 will be amortized beginning June 4, 2021 over the remaining term of the agreement. The Company recorded $35,789 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2021.

During June 2021, the Company granted a total of 1,100,000 of common stock to various consultants and service providers valued at prices ranging from $0.14 per share to $0.148 per share, the closing price of the common stock of the Company on the respective grant dates. The Company recorded $154,740 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2021.

On June 10, 2021, the Company agreed to issue 60,000 shares of common stock to a service provider as a prepayment for future services to be provided to the Company valued at $10,000 (valued at $0.167 per share, the closing price of the common stock of the Company on the date of the agreement).

On December 27, 2021, the Company and an employee agreed to amendment of the employee’s employment agreement. Under the terms of the amendment, the employee agreed to extend the term of the agreement through December 31, 2024 and the Company agreed to increase the employee’s annual salary from $180,000 per year to $210,000 per year effective January 1, 2022. In connection with the amendment, the Company agreed to grant the employee the employee 1,000,000 shares of common stock of the Company to vest over the remaining term of the agreement (valued at $.029 per share, the closing price of the common stock of the Company on the grant date). The total value of the stock granted in connection with the amendment of $29,000 will be amortized over the remaining term of the agreement.

Equity Line Of Credit Commitment:

During November 2021, the Company entered into an agreement with an investor whereby the investor has agreed to provide the Company with a $10,000,000 equity line of credit facility (“ELOC”), subject to many conditions including the Company determining to proceed with the ELOC, approval and execution of definitive agreements for the ELOC and the Company subsequently filing a registration statement covering the underlying shares to be sold under the ELOC. The Company is not obligated to proceed with the ELOC or file a registration statement for the ELOC. In connection with the above, the investor agreed to purchase 7,000,000 restricted common shares of the Company priced at $0.05 per share ($350,000) upon such time that the Company initially files the registration statement for the ELOC. In connection with the above, the Company agreed to pay a commitment fee to the investor in the amount of 3,000,000 shares of common stock of the Company fully vested (valued at $0.067 per share, the closing price of the common stock of the Company on the date of the agreement). The Company will record $201,000 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended January 31, 2022.

Issuances of Common Stock – Conversion of Debt:

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

Management and Consultants Performance Stock Plan

On April 25, 2020, the Company approved the adoption of the Management and Consultants Performance Stock Plan (“MCPP”) providing for the grant to current senior executive members of management and third-party consultants shares of common stock of the Company (“Shares”) based on the achievement of certain defined operational performance milestones (“Milestones”).

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

Pursuant to the MCPP, a total of 342,500,000 shares have been issued and as described above, additional shares are authorized to be issued under the MCPP subject to the achievement of the defined contingent performance based milestones described above and provided the milestones are achieved while the individual is employed and/or serving as a member of the Board:

	MCPP	MCPP Remaining
	Shares	Shares
Name	Issued	Authorized
Albert Mitrani	80,000,000	137,500,000
Ian Bothwell	80,000,000	167,500,000
Dr. Maria Mitrani	80,000,000	167,500,000
Dr. George Shapiro	69,500,000	100,000,000
Dr. Allen Meglin	-	5,000,000
Michael Carbonara	-	5,000,000
Consultants	33,000,000	-
Total	342,500,000	582,500,000

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

During the years ended October 31, 2021 and 2020, a total 49,500,000 shares and 293,000,000 shares, respectively, were issued in connection with certain Milestones achieved. The Company recorded a total of $1,336,500 and $7,911,000 of stock-based compensation expense during the years ended October 31, 2021 and 2020, respectively. For the MCPP Shares approved on April 25, 2020, June 29, 2020, August 14, 2020, September 23, 2020, and February 10, 2021, the closing price of the common stock of the Company was $0.027, $0.056, $0.128, $0.28 and 0.108, respectively.

Upon completion of the Share Exchange (see below), the MCPP (but not Awards of unexchanged shares of our common stock) was terminated.

2021 Plan and Share Exchange Agreement

In September 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, and Performance Shares (an “Award”) to any person who is an employee or director of, or consultant to the Company. The maximum aggregate number of shares that may be issued pursuant to all Awards is 250,000,000 shares.

The 2021 Plan is administered by (a) the board of the directors of the Company; or (b) a committee designated by the board, which Committee shall be constituted in such a manner as to satisfy the applicable laws and to permit such grants and related transactions under the Plan to be exempt from Section 16(b) of the Exchange Act in accordance with Rule 16b-3. Once appointed, such committee shall continue to serve in its designated capacity until otherwise directed by the board. The board of directors may at any time amend, suspend, or terminate the Plan; provided, however, that no such amendment shall be made without the approval of the Company’s shareholders to the extent such approval is required by applicable laws.

On October 29, 2021, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with shareholders (including executive officers) who were issued shares under (i) various consulting and employment agreements during 2021 (the “Service Providers”), and (ii) those shareholders who were issued shares of common stock pursuant to the MCPP (the “MCPP Holders”).

The Service Providers who executed the Exchange Agreement were issued a total of 30,300,000 shares under their respective consulting or employment agreements (the “Service Provider Shares”), and the MCPP Holders who executed the Exchange Agreement received a total of 49,500,000 shares under the MCPP, for an aggregate of 79,800,000 shares of common stock. As of the effective date of the Exchange Agreement, the Service Providers and MCPP Holders who executed the Exchange Agreement agreed to exchange their respective Service Provider Shares or the shares issued under the MCPP for newly issued shares pursuant to the 2021 Plan (on a 1:1 basis, resulting in the issuance of 79,800,000 shares of common stock under the 2021 Plan (the “Exchange Shares”). Upon completion of the Share Exchange, the 2020 Plan and the MCPP (but not Awards of unexchanged shares of our common stock) were terminated.

The shares received in connection with the Exchange Agreement were treated as a modification to the original awards granted. The Company determined that there was not any incremental value resulting from the exchange and as a result there was no additional compensation costs recorded.

As of October 31, 2021, a total of 83,400,000 shares of our common stock, including the Exchange Shares have been awarded under the 2021 Plan.

Unvested Equity Instruments:

A summary of unvested equity instruments outstanding for the years ended October 31, 2021 and 2020 are presented below:

	Number of Nonvested Shares	Weighted- Average Grant Date Value
Outstanding at October 31, 2020	1,111,111	$0.029
Non-Vested Shares Granted	83,400,000	$0.062
Vested	666,666	$0.029
Expired/Forfeited	-	$-
Outstanding at October 31, 2021	83,844,445	$0.062

	Number of Nonvested Shares	Weighted- Average Grant Date Value
Outstanding at October 31, 2019	1,777,777	$0.029
Non-Vested Shares Granted	-	$-
Vested	666,666	$0.029
Expired/Forfeited	-	$-
Outstanding at October 31, 2020	1,111,111	$0.029

As of October 31, 2021, the total compensation cost related to nonvested awards not yet recognized and the weighted-average period over which such costs are expected to be recognized was $1,093,022 and 14.3 months, respectively.

As of October 31, 2020, the total compensation cost related to nonvested awards not yet recognized and the weighted-average period over which such costs are expected to be recognized was $32,222 and 20.0 months, respectively.

NOTE 11 – WARRANTS

A summary of warrant activity for the years ended October 31, 2021 and 2020 are presented below:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2020	9,500,000	$0.03	7.90	$1,268,000
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding and exercisable at October 31, 2021	9,500,000	$0.03	6.90	$289,500

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2019	4,529,371	$0.20	0.30	$-
Granted	9,500,000	$0.03	8.53	$-
Exercised	-	$-		$-
Expired/Forfeited	(4,529,371)	$0.20	-	$-
Outstanding and exercisable at October 31, 2020	9,500,000	$0.03	7.90	$1,268,000

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

Bonuses

On February 26, 2020, pursuant to the respective employment agreements with each of the Company’s executive officers, the Board granted each of Mr. Albert Mitrani, Dr. Maria Mitrani and Mr. Ian Bothwell a cash bonus of $37,500 for the calendar year ended December 31, 2019. Effective December 21, 2020, the Company granted a bonus of $50,000 and 15,000,000 shares of common stock of the Company each to Mr. Mitrani, Dr. Mitrani and Mr. Bothwell (see Note 10).

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

Upon execution of the VP Agreements, each of the Sales Executives were granted 1,000,000 shares of unregistered common stock of the Company valued at $0.035 per share, the closing price of the common stock of the Company on the grant date. The VP Agreements also provide each Sales Executives the right to receive a minimum of 750,000 shares of common stock at the end of each quarterly anniversary of the VP Agreements throughout the Initial Term (maximum 9,000,000 shares) (“Performance Shares”), provided that the VP Agreements remain in effect during the applicable quarterly period.

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

During October 2020, the Company entered into a consulting agreement with a third party to provide consulting services in connection with the development of international research and development, sales and distribution and investment opportunities. As consideration for agreeing to provide the consulting services to the Company, the Company has agreed to pay the consultants a minimum of $12,500 per month for the first three months of the agreement and to issue up to 5,000,000 shares of restricted common stock (valued at $0.175 per share, the closing price of the common stock of the Company on the grant date), based on successful performance of defined milestones. The agreement could be terminated on the third month anniversary of the agreement or later with or without cause. The Company notified the consultant prior to the third month anniversary that it was going to terminate the agreement on third month anniversary unless mutually agreed upon amendments to the agreement were completed. The parties never formally reached any arrangement regarding the future amendments (see Legal Matters below).

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

CRO Agreement 1 and CRO Agreement 2

During November 2020, the Company entered into an agreement with a third-party contract research organization (“CRO”) to provide ongoing clinical research related services in connection with a planned future clinical trial (“CRO Agreement 1”). In connection with the CRO Agreement 1, the Company was obligated to make payments of approximately $778,000 plus pass through costs and other third-party direct costs during the term of clinical trial expected to run until September 2021. In connection with the CRO Agreement 1, the Company was obligated to pay in accordance with defined completed milestones, beginning with approximately $195,524 upon work order execution.

During January 2021, the Company entered into an additional agreement with the CRO to provide ongoing clinical research related services in connection with a planned future clinical trial (“CRO Agreement 2”). In connection with the CRO Agreement 2, the Company was obligated to payments of approximately $477,000 plus pass through costs and other third-party direct costs during the term of clinical trial expected to run until August 2021. In connection with the CRO Agreement 2, the Company was obligated to pay in accordance with defined completed milestones, beginning with approximately $147,000 upon work order execution.

During February 2021, the Company provided notice to the CRO that it was terminating the engagement of the CRO in connection with the two above-described projects as a result of the significant increases in projected trial costs over the originally contracted amounts. On July 29, 2021, the parties reached a settlement agreement and general release in connection with termination of both of the agreements and all remaining past due amounts of $265,000 whereby the Company paid the CRO $100,000 and the Company was fully released from paying the remaining unpaid invoiced amounts of $145,000. For the year ended October 31, 2021, the Company has recorded approximately $390,000, net of expenses in connection with services performed by the CRO up through the date the projects were terminated.

New CRO Agreements

During August 2021, October 2021, and December 2021, the Company entered into agreements with a new CRO to provide ongoing clinical research and related services in connection with three of the Company’s approved clinical research trials (“New CRO Agreements”). In connection with the New CRO Agreements, the Company is obligated to make aggregate payments to the CRO of approximately $1,700,000 plus estimated aggregate pass through costs and other third-party direct costs of approximately $565,000 as well as site and patient related costs. In connection with the CRO payments, the Company is obligated the to pay in equal monthly installments over the term of the clinical trial beginning on the commencement of the applicable clinical trial. Payments for the pass through costs and other third-party direct costs as well as site and patient related costs are paid in accordance with completion of agreed upon milestones.

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

As of October 31, 2021, there was approximately $721,000 of unpaid Original Base Salary and Incremental Salary related to the period prior to December 31, 2019 and approximately $760,000 of unpaid Original Base Salary and Incremental Salary related to the period January 1, 2020 through October 31, 2021, that could be converted in the future into approximately 35,685,000 shares of common stock (weighted average conversion price of $0.042 per share).

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

All of Ethan NY’s obligations under the Ethan Lease are recourse only to the assets at Ethan NY, except for certain obligations under the Ethan Lease that were guaranteed by a former employee. Under the terms of the Ethan Lease, the obligations of Ethan NY for future rents are to be mitigated based on the amount of any future rents that are received for the rental of the leased premises to other tenants during the initial term. During August 2016, Ethan NY received confirmation that the leased premises had been leased to another tenant. In connection with the termination of the Ethan Lease, Ethan NY has made several unsuccessful attempts to contact the landlord for the purpose of obtaining a settlement and release for any amounts that the landlord may claim are owing under the Ethan Lease, if any. Ethan NY is not aware of any claim pending or threatened in connection with the Ethan Lease. At October 31, 2021 and 2020, Ethan NY has recorded in liabilities of discontinued operations the amount of rent obligations through June 30, 2016 and a reserve for estimated losses in connection with termination of the Ethan Lease of $101,905 and $101,905, respectively. In New York State, the statute of limitations for filing a breach of contract claim is 6 years.

Legal Matters

On June 17, 2021, Organicell received a subpoena dated June 14, 2021, from the Atlanta Regional Office of the SEC requiring the production of certain documents and communications in connection with the treatment and results of various COVID-19 patients, as discussed in the Company’s Current Reports on Form 8-K filed with the SEC during the period from May 27, 2020 through May 11, 2021. The Company is fully cooperating with the SEC’s investigation and believes that it will be able to provide all of the information requested by the SEC. The Company can make no assurances as to the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any proceedings on the Company’s current business, financial condition, results of operations, cash flows, or the Company’s future operations.

On August 17, 2021, the Company was served with a summons and complaint by LAE International Consulting, LLC (“LAE”), in the case styled LAE International Consulting, LLC v. Organicell Regenerative Medicine, Inc. et al., Case No. 2021-018461-CA-01 (In the Circuit Court of the 11th Judicial Circuit in and for Miami Dade County, Florida) (the “Lawsuit”). Albert Mitrani, Mari Mitrani and Ian Bothwell (the “Individual Defendants”) are also named as defendants in the Lawsuit. In the Lawsuit, LAE alleges breach of contract, unjust enrichment, violation of Florida’s Unfair and Deceptive Trade Practices Act, breach of obligation of good faith and fair dealing, negligent misrepresentation and fraudulent misrepresentation in connection with a prior consulting agreement entered into between the Company and LAE. Prior to institution of the Lawsuit, the Company terminated the consulting agreement. In the Lawsuit, LAE is seeking judgment for compensatory damages, interest, costs, and attorneys’ fees. The Company denies any wrongdoing and responsibility in connection with the Lawsuit, and believes it has strong defenses to the Lawsuit. Although the Lawsuit is in its early stages, the Company and the Individual Defendants have filed motions to dismiss due to, among other things, (a) that the consulting agreement expressly negates LAE’s claims; (b) there was, in fact, no breach of contract by the Company; (c) LAE provides no grounds, and cannot provide any grounds, for its barebones claims that the Company and Individual Defendants induced LAE into a contract that they did not intend to perform; (d) many of the claims against the Individual Defendants do not exist as a matter of law; and (e) technical deficiencies in the complaint itself The Company is awaiting a ruling on the motion, and the Individual Defendants’ motion to dismiss will be set for hearing in due course.

In addition to the foregoing, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

NOTE 13 – LIABILITIES ATTRIBUTABLE TO DISCONTINUED OPERATIONS

During September 2015, the Company formed Ethan NY for the purpose of selling clothing and accessories through a retail store. During June 2016, the Ethan NY operations were closed.

The following summarizes the carrying amounts of the assets and liabilities of Ethan NY at October 31, 2021 and 2020:

	October 31,
	2021	2020

Assets	$-	$-

Liabilities:

Accounts Payable	$94,835	$94,835
Accrued Expenses	31,016	31,016
	$125,851	$125,851

In New York State, the statute of limitations for filing a breach of contract claim is 6 years.

NOTE 14 - SEGMENT INFORMATION

For the years ended October 31, 2021 and 2020, the Company operated only one operating segment.

NOTE 15 – SUBSEQUENT EVENTS

SPA - Promissory Note

On January 11, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (the “Purchaser”) pursuant to which we sold a Promissory Note in the principal amount of $600,000 (the “Note”) to the Purchaser in a private transaction to for a purchase price of $540,000 (giving effect to original issue discount of $60,000). In connection with the sale of the Note, the Company also paid the Purchaser’s legal fees and due diligence costs of $12,500 and brokerage fees of $9,000 to J.H. Darbie & Co., a registered broker-dealer. After payment of the legal fees and brokerage fees, the net proceeds to the Company were $518,500, which will be used for working capital and other general corporate purposes.

The Note matures on July 11, 2022, subject to extension at the option of the Company for up to an additional six month period, bears interest at the a rate of 10% per annum for the first six months and 12% per annum thereafter if extended, and only following an event of default (as defined in the Note), is convertible into shares of the Company’s common stock at a conversion price equal to the lower of the “VWAP” (as hereinafter defined) of the common stock during (i) the twenty (20) trading day period preceding the issuance date of the Note; or (ii) the twenty (20) trading day period preceding the date of conversion of the Note. As used in the Note, “VWAP” means, for any date, the price of our common stock as determined by the first of the following clauses that applies: (i) if the common stock is then listed or quoted on one or more established stock exchanges or national market systems, the daily volume weighted average price of the common stock for such date on the trading market on which the common stock is then listed or quoted as reported by Bloomberg L.P.; or (ii) if the common stock is regularly quoted on an automated quotation system (including applicable tiers of the over-the-counter market maintained by OTC Market Group, Inc.) or by a recognized securities dealer, the volume weighted average price of the common stock for such date on the applicable OTC Markets Group, Inc. tier or as quoted by such securities dealer. In accordance with the terms of the SPA, as of January 11, 2022, the Company has reserved 36,923,080 shares of its authorized but unissued common stock for issuance in the event the Purchaser exercises its right to convert the Note following an event of default.

The Note may be prepaid by the Company at any time without penalty. The Note also contains covenants, events of defaults, penalties, default interest and other terms and conditions customary in transactions of this nature.

Pursuant to the terms of the SPA, the Company paid a commitment fee to the Purchaser in the amount of $200,000 (the “Initial Commitment Fee”) in the form of 3,076,921 shares of the Company’s common stock (the “Initial Commitment Fee Shares”). In addition, if the Company exercises the option to extend the maturity date of the Note, the Company will pay an additional commitment fee to the Purchaser in the amount of $100,000 (the “Additional Commitment Fee,” and together with the Initial Commitment Fee, collectively, the “Commitment Fee”) in the form of an additional 1,538,462 shares of its common stock (the “Additional Commitment Fee Shares,” and together with the Initial Commitment Fee Shares, collectively, the “Commitment Fee Shares”). In the event that by the first anniversary of repayment of the Note by the Company, the Purchaser has not generated the amount of the Commitment Fee from public sales of the Commitment Fee Shares, the Company shall either pay the amount of any such shortfall either (i) by issuing additional shares of our common stock at a price equal to the VWAP for the common stock during the five (5) trading day period prior to such anniversary date; or (ii) in cash, in which case, the Company shall repurchase any unsold Commitment Fee Shares then held by the Purchaser for such shortfall amount.

The offer and sale of the Note to the Purchaser was made in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

The Company will record a discount of the Note in the amount of approximately $260,000, consisting of the original issue discount of $60,000 and the amount of the guaranty for the proceeds to be received by the Purchaser’s from the sale of the Initial Commitment Shares issued at closing equal to $200,000. The discount will be amortized over the initial term of the Note.

Other

Several other subsequent events are disclosed in Notes 7, 10, and 12. There were no other subsequent events for disclosure purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2021, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

General

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

As of October 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Based on that evaluation under this framework, our management concluded that as of October 31, 2021, our internal control over financial reporting was not effective because of the following material weaknesses:

▪	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

▪	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which do not have the ability to implement internal controls over the granting of access to our IT environment.

▪	As a result of the limited number of accounting personnel, we rely on inexperienced staff and outside consultants for the preparation of our financial reports, including tax preparation, which could require adjustments and lead to overlooking items requiring disclosure.

▪	The Company’s Board of Directors at October 31, 2021 were solely comprised of two outside directors and the remaining directors served also as the executive management of the Company. The Board does not have an audit committee or an independent audit committee financial expert nor did it have either one at October 31, 2021. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert, is an important entity-level control over the Company’s financial statements.

●	As a result of the Company’s limited financial and personnel resources, there may be difficulties in timely analyzing and identifying potential operational and disclosure transactions within management and to comply with financial reporting regulations.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have expanded our accounting and administrative support staff during the fiscal year ended October 31, 2021. We also continue to engage outside tax consultants to assist in advising the Company in tax matters on an ongoing basis.

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name:	Age:	Position:	Director Since:
Albert Mitrani	66	Chief Executive Officer, Chief Operating Officer, President, Secretary and Director (Principal Executive Officer)	June 24, 2015
Ian T. Bothwell	61	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	September 11, 2019 March 8, 2017-April 13, 2018
Dr. Maria Ines Mitrani	41	Chief Science Officer, VP and Director	August 14, 2019 November 4, 2016-April 13, 2018
Dr. George Shapiro	61	Director and Chief Medical Officer	February 7, 2019
Dr. Allen Meglin	63	Director	April 2, 2020
Michael Carbonara	38	Director	April 2, 2020

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

Michael Carbonara was elected as a member of the Board of Directors of the Company effective April 2020. Since 2015. Mr. Carbonara has served as the Chief Executive Officer of the Phoenix Group, a company that provides international financial and banking services. In addition, Mr. Carbonara has successfully worked directly with financial regulators in Canada, Europe and Asia to establish regulated banking and payment institutions as well as a SICAV (Société d’investissement à Capital Variable) alternative investment fund. Mr. Carbonara currently serves on the board of directors of several private United States and international companies. Mr. Carbonara is a member of the Association of Certified Anti-Money Laundering Specialists® (“ACAMS”), the largest international membership organization dedicated to enhancing the knowledge skills and expertise of anti- money laundering/counter terrorist financing and financial crime detection and prevention professionals.

Mr. Carbonara received his Associates Degree in Business Administration in 2006.  The Company believes that Mr. Carbonara’s financial and business experience, including his significant international business experience and expertise in financial technology, regulatory compliance, payments, cross border remittance and e-commerce consulting services make him qualified to be a member of the Board of Directors.

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

Dr. Meglin earned a M.D from the University of Pittsburgh - School of Medicine, Pittsburgh, PA and completed his Diagnostic Radiology Residency from the Walter Reed Army Medical Center, Washington, DC. The Company believes that Dr. Meglin’s medical industry expertise make him qualified to be a member of the Board of Directors.

Family Relationships

Albert Mitrani, our President and Chief Executive Officer, and Dr. Maria Ines Mitrani, our Chief Science Officer, are spouses.

Committees of the Board of Directors

At present, we do not have standing audit, compensation and nominating and corporate governance committees. We intend to establish such committees, which will be composed entirely of independent directors in the near future and will be required to do so if we see to up-list our common stock for trading on a national securities exchange.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended October 31, 2021 and up through the date of this report.

Item 11. Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended October 31, 2021; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended October 31, 2021 whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended October 31, 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Consideration ($)		Total Actually Received ($)

Albert Mitrani - CEO, President	2021	488,546	(5)	50,000	(5)	2,205,000	-0-	-0-	-0-	81,056	(9)	2,824,602
Secretary and Treasurer (1)	2020	382,620	(5)	37,500	(5)	1,755,000	-0-	-0-	-0-	68,017	(9)	2,243,137

Dr. Maria I. Mitrani, VP and	2021	300,000	(6)	200,000	(6)	2,205,000	-0-	-0-	-0-	-0-		2,705,000
Chief Science Officer (2)	2020	300,000	(6)	37,500	(6)	1,755,000	-0-	-0-	-0-	-0-		2,092,500

Ian T. Bothwell,	2021	300,000	(7)	200,000	(7)	2,205,000	-0-	-0-	-0-	21,854	(10)	2,726,854
Chief Financial Officer (3)	2020	300,000	(7)	37,500	(7)	1,755,000	176,250	-0-	-0-	-0-		2,268,750

George Shapiro,	2021	81,417	(8)	-0-		121,500	-0-	-0-	-0-	-0-		202,917
Chief Medical Officer (4)	2020	54,833	(8)	-0-		1,895,000	-0-	-0-	-0-	-0-		1,949,833

(1)	Albert Mitrani was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company on June 24, 2015. He was replaced as Chief Executive Officer in April 2018. He was appointed as Chief Executive Officer and principal executive officer in September 2019. During fiscal year 2021 and 2020, Mr. Mitrani was granted 30,000,000 and 65,000,000 shares of common stock of the Company with an aggregate grant value of $2,205,000 and $1,755,000, respectively. See Note 10 to the October 31, 2021 audited consolidated financial statements for a description of the assumptions used in determining the value of the stock granted.
(2)	Dr. Maria I. Mitrani was appointed as the Vice President and Chief Science Officer of the Company on November 4, 2016. During fiscal year 2021 and 2020, Dr. Mitrani was granted 30,000,000 and 65,000,000 shares of common stock of the Company with an aggregate grant value of $2,205,000 and $1,755,000, respectively. See Note 10 to the October 31, 2021 audited consolidated financial statements for a description of the assumptions used in determining the value of the stock granted.
(3)	Ian Bothwell was appointed as the Chief Financial Officer of the Company on November 4, 2016. During fiscal year 2021 and 2020, Mr. Bothwell was granted 30,000,000 and 65,000,000 shares of common stock of the Company with an aggregate grant value of $2,205,000 and $1,755,000, respectively. In addition, during fiscal year 2020, Mr. Bothwell was granted a warrant to purchase 7,500,000 shares of common stock of the Company with an aggregate grant value of 176,250. See Notes 10 and 11 to the October 31, 2021 audited consolidated financial statements for a description of the assumptions used in determining the value of the stock granted and the warrants issued.
(4)	Dr. George Shapiro was appointed as the Chief Medical Officer in September 2018. During fiscal year 2021 and 2020, Dr. Shapiro was granted 4,500,000 and 70,000,000 shares of common stock of the Company with an aggregate grant value of $121,500 and $1,895,000, respectively. See Note 10 to the October 31, 2021 audited consolidated financial statements for a description of the assumptions used in determining the value of the stock granted.

(5)	$275,824 and $216,436 of salary and commissions were accrued and unpaid at October 31, 2021 and 2020, respectively.
(6)	$362,455 and $233,655 of salary was accrued and unpaid at October 31, 2021 and 2020, respectively.
(7)	$843,378 and $649,407 of salary was accrued and unpaid at October 31, 2021 and 2020, respectively.
(8)	$54,000 and $54,833 of salary was accrued and unpaid at October 31, 2021 and 2020, respectively.
(9)	Albert Mitrani’s and his wife, Dr. Maria I. Mitrani, received benefits totaling approximately $81,056 and $68,017 during fiscal year ended October 31, 2021 and 2020, respectively.
(10)	Ian Bothwell received benefits totaling approximately $21,854 during fiscal year ended October 31, 2021.

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of October 31, 2021.

Executive Employment Agreements

April 2018 Employment Agreements

The description of Mr. Mitrani’s, Dr. Mitrani’s and Mr. Bothwell’s executive employment agreements executed in April 2018 (collectively referred to as the “April 2018 Executive Employment Agreements”) are summarized below:

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

February 26, 2020 Amendment

On February 26, 2020, the Company agreed to modify the employment agreement of Mr. Ian T. Bothwell, the Company’s Chief Financial Officer to provide Mr. Bothwell with:

•	an extension to his employment agreement dated April 13, 2018 from December 2020 to December 2023 consistent with other executives of the Company; and

•	a one-time bonus in the form of a fully vested cashless warrant to purchase 7,500,000 shares of common stock of the Company, exercisable for ten years at an exercise price of $0.28 per share, the closing price of the common stock on the date of the grant.

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

Severance Provisions

Company termination without cause, Executive for good reason:

●	All existing accrued obligations existing at time of termination shall be paid to Executive;

●	Any unvested equity grants in favor of Executive shall immediately become fully vested and any pending grants pursuant to the MCPP eligible to be issued to Executive shall be granted to Executive, regardless of whether the associated milestone were achieved prior to termination;

●	Executive shall be entitled to a cash payment equal to his unpaid base salary for the remaining term in effect at time of the time of the termination or an amount equal to four times (4x’s) the base salary in effect at the time of termination, whichever is greater; and

●	Executive shall be entitled to a cash payment equal to his 200% of the prior year’s cash or stock bonus (excluding any stock grants received pursuant to the MCPP).

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

Executive termination due to disability, death, or non-renewal by Company:

●	All existing accrued obligations existing at time of termination shall be paid to Executive.

●	Any unvested equity grants in favor of Executive shall immediately become fully vested and any pending grants pursuant to the MCPP eligible to be issued to Executive shall be granted to Executive, regardless of whether the associated milestone were achieved prior to termination.

●	Executive shall be entitled to a cash payment equal to 299% of Executive’s base salary in effect at the time of termination, plus a gross up amount to cover Executive’s tax liability associated with such payment.

●	200% of the prior year’s cash or stock bonus (excluding MCPP performance stock grants).

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

2020 Plan

On February 26, 2020, the Company established the 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan provided for the grant of options, appreciation rights, dividend equivalent right and restricted common stock of the Company (an “Award”) to any person who is an employee or director of, or consultant to the Company. The maximum aggregate number of shares that may be issued pursuant to all Awards is 50,000,000 shares, plus an annual yearly increase. No awards were issued under the 2020 Plan and the 2020 Plan was terminated in connection with the adoption of the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and share exchange as described in “ - 2021 Plan and Share Exchange” below.

Management and Consultants Performance Stock Plan

On April 25, 2020, the Company approved the adoption of the Management and Consultants Performance Stock Plan (the “MCPP”) providing for the grant to current senior executive members of management and third-party consultants shares of common stock of the Company (“Shares”) based on the achievement of certain defined operational performance milestones (“Milestones”).

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

On February 10, 2021, the Board amended the MCPP, providing for the grant of common stock of the Company of 5,000,000 shares for each Phase II clinical trial completed, 5 million shares for each Phase III clinical trial approved and initiated (deemed to be upon the time the first patient is enrolled) and 10,000,000 shares for each Phase III clinical trial fully enrolled. In addition, the CMO’s portion of a designated grant for an achievement of any applicable Milestone subsequent to September 23, 2020 was reduced to 30% until the time that the CMO becomes a full-time employee of the Company.

Pursuant to the MCPP, a total of 342,500,000 shares have been issued and as described above, additional shares are authorized to be issued under the MCPP subject to the achievement of the defined contingent performance based milestones described above and provided the milestones are achieved while the individual is employed and/or serving as a member of the Board:

	MCPP	MCPP Remaining
	Shares	Shares
Name	Issued	Authorized
Albert Mitrani	80,000,000	137,500,000
Ian Bothwell	80,000,000	167,500,000
Dr. Maria Mitrani	80,000,000	167,500,000
Dr. George Shapiro	69,500,000	100,000,000
Dr. Allen Meglin	-	5,000,000
Michael Carbonara	-	5,000,000
Consultants	33,000,000	-
Total	342,500,000	582,500,000

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

During the years ended October 31, 2021 and 2020, a total 49,500,000 shares and 293,000,000 shares, respectively, were issued in connection with certain Milestones achieved.

Upon completion of the Share Exchange (see below), the MCPP (but not Awards of unexchanged shares of our common stock) was terminated.

2021 Plan and Share Exchange Agreement

In September 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, and Performance Shares (an “Award”) to any person who is an employee or director of, or consultant to the Company. The maximum aggregate number of shares that may be issued pursuant to all Awards is 250,000,000 shares.

The 2021 Plan is administered by (a) the board of the directors of the Company; or (b) a committee designated by the board, which Committee shall be constituted in such a manner as to satisfy the applicable laws and to permit such grants and related transactions under the Plan to be exempt from Section 16(b) of the Exchange Act in accordance with Rule 16b-3. Once appointed, such committee shall continue to serve in its designated capacity until otherwise directed by the board. The board of directors may at any time amend, suspend, or terminate the Plan; provided, however, that no such amendment shall be made without the approval of the Company’s shareholders to the extent such approval is required by applicable laws.

On October 29, 2021, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with shareholders (including executive officers) who were issued shares under (i) various consulting and employment agreements during 2021 (the “Service Providers”), and (ii) those shareholders who were issued shares of common stock pursuant to the MCPP (the “MCPP Holders”).

The Service Providers who executed the Exchange Agreement were issued a total of 30,300,000 shares under their respective consulting or employment agreements (the “Service Provider Shares”), and the MCPP Holders who executed the Exchange Agreement received a total of 49,500,000 shares under the MCPP, for an aggregate of 79,800,000 shares of common stock. As of the effective date of the Exchange Agreement, the Service Providers and MCPP Holders who executed the Exchange Agreement agreed to exchange their respective Service Provider Shares or the shares issued under the MCPP for newly issued shares pursuant to the 2021 Plan (on a 1:1 basis, resulting in the issuance of 79,800,000 shares of common stock under the 2021 Plan (the “Exchange Shares”). Upon completion of the Share Exchange, the 2020 Plan and the MCPP (but not Awards of unexchanged shares of our common stock) were terminated.

As of October 31, 2021, a total of 83,400,000 shares of our common stock, including the Exchange Shares have been awarded under the 2021 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 28, 2022, the beneficial ownership of our common stock by each director and executive officer, by each person known by us to beneficially own 5% or more of our common stock and by directors and executive officers as a group. Unless otherwise stated, the address of the persons set forth in the table is c/o the Company, 4045 Sheridan Avenue, Suite 239, Miami Beach, FL 33140.

NAME	TITLE	COMMON STOCK	PERCENTAGE (1)
Officers and Directors
Albert Mitrani (2)	Chief Executive Officer, President and Director	253,497,990	23.79%
Dr. Maria Mitrani (3)	Chief Science Officer and Director	253,497,990	23.79%
Ian Bothwell (4)	Chief Financial Officer and Director	140,518,726	13.10%
Dr. George Shapiro(5)	Chief Medical Officer and Director	75,604,187	7.10%
Michael Carbonara (6)	Director	47,818,181	4.49%
Dr. Allen Meglin	Director	14,589,180	1.36%

All officers and directors as a group (6 persons) (7)		532,028,264	46.00%

(1)	Based on 1,149,204,595 shares of common stock outstanding at January 28, 2022, less all unvested shares issued and outstanding as of January 28, 2022.

(2)	Includes 101,707,800 shares of common stock held by Dr. Maria Mitrani, Albert Mitrani’s wife. Does not include 15,000,000 shares of common stock issued to Dr. Mitrani which vest on December 31, 2023.

(3)	Includes 151,790,190 shares of common stock held by Albert Mitrani, Dr. Mitrani’s husband. Does not include 15,000,000 shares of common stock issued to Albert Mitrani which vest on December 31, 2023.

(4)	Includes 7,500,000 warrants to purchase 7,500,000 shares of common stock of the Company. Does not include 15,000,000 shares of common stock issued to Mr. Bothwell which vest on December 31, 2023.

(5)	Does not include 5,000,000 shares of common stock issued to Mr. Shapiro which vest on December 31, 2023.

(6)	Held indirectly by Republic Asset Holdings LLC, an entity of which Michael Carbonara has voting and dispositive control. The address for this shareholder is 102 NE 2nd Street, Boca Raton, FL 33432.

(7)	Does not include the unvested shares of common stock set forth in footnotes (2) through (5) above.

The Company has not received any filings by a third party indicating beneficial ownership of more than 5% of our outstanding voting capital stock that are not listed herein.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2020 Plan (a)	-0-	--	-0-

Board Stock Compensation Plan	-0-	-0-	4,513,192

Management And Consultants Performance Stock Plan (a)	-0-	-0-	582,500,000

2021 Equity Incentive Plan	-0-	-0-	166,600,000

(a)	No awards were issued under the 2020 Plan and the 2020 Plan was terminated in connection with the adoption of the Company’s 2021 Equity Incentive Plan. Following the adoption of the 2021 Equity Incentive Plan and consummation of the Share Exchange Agreement described in “Item 11. Executive Compensation” in October 2021, the Management And Consultants Performance Stock Plan, but not unexchanged shares awarded under the Management And Consultants Performance Stock Plan ,was terminated.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Leases

The Company’s corporate administrative offices are located at 515 North Shore Drive, Miami Beach, Florida 33141. The office space is leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Maria Mitrani, the Chief Science Officer and director of the Company. The term of the lease runs through June 2023 and the monthly rent is $3,500 per month. Since October 2020, we have been party to a second lease with MariLuna LLC for office space located in Aspen, CO. The initial term of the lease was for one year, expiring on September 30, 2021 and the lease has been subsequently extended on a month to month basis. The monthly rent is $6,500.

Reimbursements

In its employment agreement with Ian Bothwell, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $31,192 and $24,788 for the years ended October 31, 2021 and 2020, respectively.

Advances by Executive Officers

From time to time, Mr. Bothwell and/or his respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. As of October 31, 2021 and 2020, $6,253 and $1,965, respectively, is owed to Mr. Bothwell and/or his respective affiliates.

Manuel. Iglesias, the Company’s former Chief Executive Officer, and/or his affiliates advanced funds to the Company to pay for certain expenses of the Company. As of October 31, 2021, and October 31, 2020, $220,897 was owed to Mr. Iglesias and/or his affiliates, respectively. Mr. Iglesias also personally guaranteed a $100,000 credit facility secured by the Company in September 2019.

Sale Of Equity

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

On October 10, 2019, the Company and Michael Carbonara, a director of the Company agreed to a convertible funding facility arrangement (“Funding Facility”) whereby Mr. Carbonara or its designee funded the Company $500,000. The Funding Facility was converted into 40,000,000 shares of newly issued restricted common stock of the Company on February 12, 2020, issued to Republic Asset Holdings LLC, a Company controlled by Mr. Carbonara. On April 27, 2020, the Company sold 5,000,000 shares of common stock to Republic Asset Holdings LLC at $0.02 per share for an aggregate purchase price of $100,000. On February 22, 2021, the Company sold 1,818,181 shares of common stock to Republic Asset Holdings LLC at $0.055 per share for an aggregate purchase price of $100,000.

Sales to Related Parties

During the year ended October 31, 2021, the Company sold a total of approximately $881,600 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, including $211,505 of products purchased from the Company that were attributable to the medical practice owned by Dr. George Shapiro. Dr. Shapiro also has an indirect economic interest in the parent company that owns the MSO. For the year ended October 31, 2021, the total amount of sales of products to the medical practice owned by Dr. Allen Meglin and to customers related to Mr. Michael Carbonara totaled $13,820 and $32,655, respectively. During the fiscal year ended October 31, 2020, sales to the medical practices related to Dr. George Shapiro and Dr. Allen Meglin and to customers related to Mr. Michael Carbonara totaled $53,740, $27,385, and $14,320, respectively.

Review, Approval and Ratification of Related Party Transactions

Review, approval, or ratification of transactions with our executive officers, directors and significant shareholders are subject to approval or ratification by a majority of disinterested directors. Once our board of directors is comprised of a majority of independent directors, we anticipate that such transactions will require approval or ratification by a majority of our independent directors or a committee of the board of directors consisting of independent directors.

Item 14. Principal Accounting Fees and Services.

Our principal independent accountants are Marcum LLP (“Marcum”).

Audit Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2021 and October 31, 2020 for professional services rendered by our principal accountants for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended October 31, 2021:	$160,000

Fiscal Year Ended October 31, 2020:	$150,000

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2021 and 2020 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended October 31, 2021:	$19,385

Fiscal Year Ended October 31, 2020:	$-

Tax Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2021 and 2020 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning.

Fiscal Year Ended October 31, 2021:	$-

Fiscal Year Ended October 31, 2020:	$-

All Other Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2021 and 2020 for products and services provided by the principal accountants, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended October 31, 2021:	$-

Fiscal Year Ended October 31, 2020:	$-

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No:	Description:

2.1	Plan and Agreement of Reorganization, dated April 23, 2018, between Management and Business Associates, LLC and Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 26, 2018 and incorporated by reference herein)
3.1	Articles of Incorporation, as amended (Filed as an exhibit to Registration Statement on Form S-1 filed on September 4, 2012 (File No: 333-183710) and incorporated by reference herein)
3.2	Certificate of Amendment to the Articles of Incorporation (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)
3.3	Amendment to the Certificate of Incorporation of Biotech Products Services and Research, Inc., filed with the Secretary of State of Nevada on July 22, 2017, effective July 10, 2017 (Filed as an exhibit to Form 10-K for the fiscal year ended October 31, 2017 filed on July 7, 2018 and incorporated by reference herein)
3.4	Series A Non-Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
3.5	Amendment to Certificate of Designation of Series A Non-Convertible Preferred Stock of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
3.6	Series B Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
3.7	Amendment to the Certificate of Incorporation of Biotech Products Services and Research, Inc., filed with the Secretary of State of Nevada on May 21, 2018, effective June 20, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
3.8	Certificate of Correction filed with the Secretary of State of Nevada on June 18, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
3.9	Certificate of Withdrawal filed with the Secretary of State of Nevada on June 14, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
3.10	Amended and Restated By-laws of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
3.11	Second Amended and Restated By-laws of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on December 18, 2017 and incorporated by reference herein)

Exhibit No:	Description:

3.12	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of Nevada on June 24, 2020, effective June 24, 2020. (Filed as an exhibit to Form 8-K filed on July 14, 2020 and incorporated by reference herein)
10.1	Stock Purchase Agreement dated October 30, 2015 between Biotech Products Services and Research, Inc. and John Goodhew (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)
10.2	Series A Non-Convertible Preferred Stock Share Exchange Agreement, dated November 1, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
10.3

Series B Convertible Preferred Stock Share Exchange Agreement, dated November 1, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)

10.4+

Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.5+

Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.6+

Amendment No.1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.7+

Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.8+

Amendment No.1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.9+

Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

10.10+

Amendment No.1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.11+	Employment Agreement, dated March 8, 2017, between Biotech Products Services and Research, Inc. and Terrell Suddarth (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.12+	Warrant, dated November 4, 2016, issued to Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
10.13+	Warrant, dated November 4, 2016, issued to Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

Exhibit No:	Description:

10.14+	Warrant, dated November 4, 2016, issued to Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
10.15+

Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)

10.16+	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.17+	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.18+	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Terrell Suddarth (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
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

10.23	Form of the Subsidiary Guarantee, dated March 29, 2017, by and among Biotech Products Services and Research, Inc. and each of its Subsidiaries (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.24+	Employment Agreement, dated as of May 1, 2017, by and between Peter Taddeo and Mint Organics Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 24, 2017 and incorporated by reference herein)
10.25	Lease Agreement, dated May 23, 2017, by and between Sunwest Office Park, LLC and Anu Life Sciences, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 24, 2017 and incorporated by reference herein)
10.26	Asset Purchase Agreement, dated February 5, 2018, by and among Vera Acquisition, LLC, Anu Life Sciences, Inc., Biotech Products Services and Research, Inc. and Controlling Stockholders, and General Surgical Florida, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)

Exhibit No:	Description:

10.27	Distribution Agreement, dated February 5, 2018, by and between Vera Acquisition, LLC, and Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)
10.28	Separation and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo, and Mint Organics, Inc., Mint Organics Florida, Inc., Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.29	Share Purchase and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo and Biotech Products Services and Research, Inc. and Mint Organics, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.30+	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.31+	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Maria I. Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.32	Form of Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on April 26, 2018 and incorporated by reference herein)
10.33	Form of 2018 6% Convertible Debenture Issued by Biotech Products Services And Research, Inc., a Nevada corporation (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
10.34	Consulting Services Agreement effective as of March 30, 2020 between Assure Immune L.L.C and the Company (Filed as an exhibit to the Registrant’s Form 8-K filed on April 30, 2020 and incorporated by reference herein)
10.35+	Amended and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Albert Mitrani dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.36+	Amended and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Dr. Maria Mitrani dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.37+	Amended and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Ian T. Bothwell dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.38+	Warrant for the purchase of shares of common stock of Organicell Regenerative Medicine inc. issued to Ian Bothwell dated February 26, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.39	Warrant for the purchase of shares of common stock of Organicell Regenerative Medicine inc. issued to Raymond Zoeller dated May 15, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.40+	2021 Equity Incentive Plan (Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-26062) and incorporated by reference therein)
10.41+	Exchange Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on November 2, 2021 and incorporated herein by reference)
10.42*	Securities Purchase Agreement dated January 11, 2022 with AJB Capital Investment
10.43*	Promissory Note dated January 11, 2022 made in favor of AJB Capital Investment
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Marcum LLP
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

Exhibit No:	Description:

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* +	Filed herewith. Management compensation plan or arrangement.
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

February 14, 2022

By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer) February 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Albert Mitrani	Chief Executive Officer, President, Chief Operating Officer and Secretary, Director (Principal Executive Officer)	February 14, 2022
Albert Mitrani

/s/ Ian T. Bothwell	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	February 14, 2022
Ian T. Bothwell

/s/ Maria Ines Mitrani	Chief Science Officer, Director	February 14, 2022
Maria Ines Mitrani

/s/ George Shapiro	Chief Medical Officer, Director	February 14, 2022
George Shapiro

/s/ Allen Meglin	Director	February 14, 2022
Allen Meglin

/s/ Michael Carbonara	Director	February 14, 2022
Michael Carbonara