Form 10-Q
period 2022-01-31
Organicell Regenerative Medicine, Inc.
filed 2022-03-16
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-55008

Organicell Regenerative Medicine, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-4180540
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

4045 Sheridan Ave, Suite 239
Miami Beach, FL	33140
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (888) 963-7881

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 1,157,637,928 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of March 16, 2022.

ORGANICELL REGENERATIVE MEDICINE, INC.

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2022	2021
ASSETS
Current Assets
Cash	$150,320	$108,570
Accounts receivable, net of allowance for bad debts	114,013	104,150
Prepaid expenses	127,238	69,647
Inventories	156,375	234,827
Total Current Assets	547,946	517,194

Property and equipment, net	1,254,380	1,113,416
Other assets – right of use	226,525	254,665
Security deposits	50,282	47,682
TOTAL ASSETS	$2,079,133	$1,932,957

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,957,037	$1,873,022
Accrued liabilities to management	1,730,196	1,542,130
Notes payable	94,392	4,392
Advances payable	220,897	220,897
Finance lease obligations	102,540	92,270
Operating lease obligations	118,061	114,231
Deferred revenue	-	9,575
Debentures payable	139,000	144,000
Promissory Note, net of debt discount	371,778	-
Commitment Fee Shortfall Obligation	89,000	-
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	4,948,752	4,126,368
Long term finance lease obligations	309,356	331,748
Long term operating lease obligations	108,464	140,434
Total Liabilities	5,366,572	4,598,550
Commitments and contingencies

Stockholders’ Deficit

Common stock, $0.001 par value, 2,500,000,000 shares authorized; 1,149,204,595 and 1,132,361,005 shares issued and outstanding, respectively	1,149,205	1,132,361
Additional paid-in capital	38,881,841	37,826,795
Accumulated deficit	(43,318,485)	(41,624,749)
Total Stockholders’ Deficit	(3,287,439)	(2,665,593)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,079,133	$1,932,957

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,
	2022	2021
Revenues	$1,599,147	$1,368,440

Cost of revenues	149,120	168,171

Gross profit	1,450,027	1,200,269

General and administrative expenses	3,091,459	9,365,630

Loss from operations	(1,641,432)	(8,165,361)
Other income (expense)
Interest expense	(40,304)	(6,209)
Change in Commitment Fee Shortfall Obligation	(12,000)	-
Other	-	21,565

Loss before taxes	(1,693,736)	(8,150,005)
Provision for income taxes	–	–

Net loss	$(1,693,736)	$(8,150,005)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	1,059,226,886	966,563,218

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.
CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT
For the Three Months Ended January 31, 2022 and 2021
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance October 31, 2020	939,942,783	$939,943	$26,536,430	$(28,868,189)	$(1,391,816)

Sale of common stock	800,000	800	39,200	-	40,000

Stock-based compensation	69,390,000	69,390	6,554,315	-	6,623,705

Net loss	-	-	-	(8,150,005)	(8,150,005)

Balance January 31, 2021	1,010,132,783	$1,010,133	$33,129,945	$(37,018,194)	$(2,878,116)

Balance October 31, 2021	1,132,361,005	$1,132,361	$37,826,795	$(41,624,749)	(2,665,593)

Sale of common stock	8,666,667	8,667	411,333	-	420,000

Stock-based compensation	5,100,000	5,100	523,790	-	528,890

Common stock issued as commitment fee for Promissory Note	3,076,923	3,077	119,923	-	123,000

Net loss	-	-	-	(1,693,736)	(1,693,736)

Balance January 31, 2022	1,149,204,595	$1,149,205	$38,881,841	$(43,318,485)	$(3,287,439)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended January 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,693,736)	$(8,150,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,170	12,192
Amortization of OID and commitment fee discount – Promissory Note	31,778	-
Change in Commitment Fee Shortfall Obligation	12,000	-
Stock-based compensation	528,890	6,623,705
Changes in operating assets and liabilities:
Accounts receivable	(9,863)	(29,905)
Prepaid expenses	(57,591)	(1,515)
Inventories	78,452	(1,612)
Accounts payable and accrued expenses	360,015	819,953
Accrued liabilities to management	188,066	247,404
Security deposits	(2,600)	(2,982)
Deferred revenue	(9,575)	-
Net cash used in operating activities	(559,994)	(482,765)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(155,134)	(46,264)
Net cash used in investing activities	(155,134)	(46,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Promissory Note	540,000	-
Payments on finance lease	(12,122)	(7,647)
Repayments of notes payable	(171,000)	(27,307)
Proceeds from sale of common stock	400,000	40,000
Net cash provided by financing activities	756,878	5,046

Increase (decrease) in cash	41,750	(523,983)
Cash at beginning of period	108,570	590,797
Cash at end of period	$150,320	$66,814

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$11,307	$11,672

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
OID discount on proceeds received from Promissory Note	$60,000	$–
Stock purchased from payments due on accounts payable	$20,000	$–
Common stock issued as commitment fee for Promissory Note	$123,000	$–
Commitment Fee Shortfall Obligation	$77,000	$–
Promissory note issued for past due Professional Fees	$256,000	$–

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

On May 21, 2018, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the Company’s name from Biotech Products Services and Research, Inc. to Organicell Regenerative Medicine, Inc., effective June 20, 2018 (the “Name Change”) and during November 2021 the Name Change was effectuated in the marketplace by the Financial Industry Regulatory Agency.

For the three months ended January 31, 2022, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation and wholly owned subsidiary, which was formed to sell the Company’s therapeutic products to Providers.

The Company’s leading product, Zofin™ (also known as Organicell™ Flow), is an acellular, biologic therapeutic derived from perinatal sources and is manufactured to retain naturally occurring microRNAs, without the addition or combination of any other substance or diluent.

In June 2021, the Company announced that it was launching a service platform for its first autologous product called Patient Pure X™ (PPX™). PPX™ is a non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood. The Company began to accept minimal orders for this service since October 2021.

In November 2020, the Company formed Livin’ Again Inc., a wholly owned subsidiary, for the purpose of among other things, providing independent education, advertising and marketing services, to Providers that provide medical and other healthcare, anti-aging and regenerative services. including FDA-approved IV vitamin and mineral liquid infusions (“IV Drip Therapies”). To date, there has been no significant activity and the Company has no timetable, if any, as to when IV Drip Therapies revenues will commence.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended October 31, 2021 filed with the Securities and Exchange Commission.

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At January 31, 2022, the Company did not hold cash balances in any financial institution in excess of FDIC insurance coverage limits.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay their obligation. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the three months ended January 31, 2022 and 2021, the Company did not record any bad debt expense.

Stock Subscriptions Receivable

Stock subscriptions receivable for equity investments in the Company are classified as current assets once a fully executed stock subscription agreement is received and provided that the receivable is collected prior to the issuance of the financial statements. In the event that the Company receives a fully executed stock subscription agreement but the receivable is not collected prior to the issuance of the financial statements, the receivable is classified as a direct reduction to stockholders’ equity. At January 31, 2022 and October 31, 2021, there were no stock subscriptions receivable outstanding.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company provides reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At January 31, 2022 and October 31, 2021, the Company determined that there were not any reserves required in connection with our inventory.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

At January 31, 2022, the Company had 9,500,000 common shares issuable upon the exercise of warrants and unpaid Original Base Salary and Incremental Salary that could be convertible into approximately 39,836,000 common shares that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2022. At January 31, 2021, the Company had 9,500,000 common shares issuable upon the exercise of warrants and unpaid Original Base Salary and Incremental Salary that could be convertible into approximately 34,143,000 common shares that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2021.

Stock-Based Compensation

All stock-based payments are recognized in the financial statements based on their fair values.

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $276,300 and $661,900 for the three months ended January 31, 2022 and 2021, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended January 31, 2022 and 2021 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during that period. There is a full valuation allowance established for the tax benefit associated with the net losses for the three months ended January 31, 2022 and 2021.

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

The Company currently has 2,500,000,000 authorized shares of common stock of which 1,157,637,928 shares are issued and outstanding as of March 16, 2022. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees. Currently the amount of authorized shares is sufficient to provide for the additional shares that the Company may be contingently obligated to issue under existing arrangements.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The Company did not have any convertible instruments outstanding at January 31, 2022 and October 31, 2021 that qualify as derivatives.

Operating Lease Obligations

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

Subsequent Events

The Company has evaluated subsequent events that occurred after January 31, 2022 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $1,641,432 for the three months ended January 31, 2022. In addition, the Company had an accumulated deficit of $43,318,485 at January 31, 2022. The Company had a negative working capital position of $4,400,806 at January 31, 2022.

New United States Food and Drug Administration (“FDA”) regulations which were announced in November 2017 and which became effective beginning in May 2021 (postponed from November 2020 due to the COVID-19 pandemic) require that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”). The Company has not obtained any opinion or ruling regarding the Company’s operations and whether the processing, sales and distribution of the products it currently produces would be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the products we currently produce will not be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s and/or the Company will be able to complete its revenue growth strategy. There is no assurance that the Company’s research and development activities will be successful or that the Company will be able to timely fund the required costs of those activities. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall United States and World economies.

If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of January 31, 2022, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	January 31, 2022	October 31, 2021
Raw materials and supplies	$65,946	$92,601
Finished goods	90,429	142,226

Total inventories	$156,375	$234,827

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - PROPERTY AND EQUIPMENT

	January 31, 2022	October 31, 2021
Computer equipment	$13,541	$10,684
Finance lease equipment	544,378	544,378
Manufacturing equipment	309,299	258,791
	867,218	813,853
Less: accumulated depreciation	(121,316)	(107,146)
	745,902	706,707
Construction in progress:
Leasehold improvements	508,478	406,709

Total property and equipment, net	$1,254,380	$1,113,416

Depreciation expense totaled $14,170 and $12,192 for the three months ended January 31, 2022 and 2021, respectively.

As described in Note 6, during the year ended October 31, 2021, the Company began the build-out of additional laboratory processing, product distribution and administrative office capacity at its Basalt Lab Lease location. The total costs incurred as of January 31, 2022 were $508,478 and are reflected as construction in progress. Amortization of these costs will begin once the build-out is complete and the facility becomes operational.

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

Lease amortization expense for the three months ended January 31, 2022 and 2021 was $9,779 and $9,350, respectively.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During March 2021, the Company entered into a lease agreement for an approximately 2,452 square foot commercial space located in Basalt, Colorado (the “Basalt Lab Lease”). The Company intends to build additional laboratory processing, product distribution and administrative office capacity from this location. The term of the Basalt Lab Lease is for three years and may be renewed for an additional (3) three-year term provided the Company is not in default. Rental expense is $6,800 per month and provides for annual increases of 3% or the Denver Aurora Metropolitan CPI index, whichever is greater. In connection with the Basalt Lab Lease, the Company was required to post a security deposit of $13,600. The Company is currently constructing the laboratory and office build-out at an estimated cost of $600,000. The Company expects the construction to be completed during the quarter ended April 30, 2022. The Company has recorded a ROU asset and corresponding operating lease obligation of $235,313 (present value of the associated leased payments based on an assumed borrowing rate of 4.5%).

Lease amortization expense for the three months ended January 31, 2022 was $18,361.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company’s corporate administrative offices are leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani. The term of the lease expires in June 2023. Monthly rent is $3,500. The Company paid a security deposit of $5,000. Total rent expense for the three months ended January 31, 2022 and 2021 was $10,500.

Beginning October 1, 2020, the Company entered into a second lease agreement with Mariluna LLC for office space located in Aspen, CO. The initial term of the lease was for one year, expiring on September 30, 2021 and the lease has been subsequently extended on a month to month basis. Under the terms of the lease, the Company is required to make monthly rental payments of $6,500 and was required to provide a security deposit of $11,000 upon execution of the lease agreement. Total rent expense for the three months ended January 31, 2022 and 2021 was $19,500.

In connection with Mr. Bothwell’s executive employment agreements, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $9,834 and $8,270 for the three months ended January 31, 2022 and 2021, respectively.

For the three months ended January 31, 2022, the Company sold a total of approximately $79,700 of products to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, including $22,740 of products purchased from the Company that were attributable to the medical practice owned by Dr. George Shapiro. Dr. Shapiro also has an indirect economic interest in the parent company that owns the MSO. For the three months ended January 31, 2022, the total amount of sales of products to customers related to Mr. Michael Carbonara totaled $8,160.

At January 31, 2022, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $321,293, $408,455 and $919,428, respectively and consulting fees owed to Dr. George Shapiro were $81,000.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - NOTES PAYABLE

Notes Payable

Debentures

On June 20, 2018, the Company issued a total of $150,000 of convertible 6% debentures (“150,000 Debentures”) to an accredited investor. The principal amount of the $150,000 Debentures, plus accrued and unpaid interest through June 30, 2019 were payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $150,000 Debentures were prepaid at the sole option of the Company, were converted as provided for under the terms of the $150,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $150,000 Debentures. Interest on the $150,000 Debentures for each calendar quarter ended beginning with the quarter ended June 30, 2018 is payable on the 10th business day following the immediately prior calendar quarter. The $150,000 Debentures were not repaid as required. At January 31, 2022, the principal balance of the $150,000 Debentures outstanding was $139,000 and accrued and unpaid interest was $695.

Unsecured Promissory Note For Professional Fees Owed

On January 24, 2022, the Company reached an agreement with a professional firm in connection with unpaid legal services owing as of December 31, 2021 in the amount of $278,340 (“Unpaid Professional Fees”). In connection with the agreement, the Company issued the professional firm a promissory note in the amount of $256,000 of which the Company was required to make a cash payment of $166,000 by January 25, 2022 and twelve monthly payments of $7,500 beginning February 28, 2022. If the Company makes all payments as required under the promissory note, then the Company will receive a discount of $22,340, representing the remaining balance of the Professional Fees outstanding from the December 31, 2021 balances after all payments of the promissory note are applied. As of March 16, 2022, the Company has made all required payments due in connection with the promissory note.

Unsecured Promissory Note

On February 5, 2019, the Company entered into an unsecured loan agreement with a third party with a principal balance of $25,000. The outstanding principal was due March 8, 2019. The loan was not repaid on the maturity date as required. The third party subsequently agreed to apply amounts due for invoices due from third party for future purchases of the Company products to the extent of the outstanding balances owed by the Company in connection with the loan (interest and principal). As of January 31, 2022 and October 31, 2021, the remaining amount due under this arrangement was approximately $4,392.

Promissory Note - SPA

On January 11, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with AJB Capital Investments, LLC (“Purchaser”) pursuant to which we sold a promissory note in the principal amount of $600,000 (“Promissory Note”) to the Purchaser in a private transaction for a purchase price of $540,000 (giving effect to original issue discount of $60,000). In connection with the sale of the Promissory Note, the Company also paid the Purchaser’s legal fees and due diligence costs of $12,500 and brokerage fees of $9,000 to J.H. Darbie & Co., a registered broker-dealer which were expensed during the three months ended January 31, 2022. After payment of the legal fees and brokerage fees, the net proceeds to the Company were $518,500, which will be used for working capital and other general corporate purposes.

The Promissory Note matures on July 11, 2022, subject to extension at the option of the Company for up to an additional six month period, bears interest at the a rate of 10% per annum for the first six months, payable monthly, and 12% per annum thereafter, payable monthly, if extended, and only following an event of default (as defined in the Note), is convertible into shares of the Company’s common stock at a conversion price equal to the lower of the “VWAP” (as hereinafter defined) of the common stock during (i) the twenty (20) trading day period preceding the issuance date of the Note; or (ii) the twenty (20) trading day period preceding the date of conversion of the Promissory Note. As used in the Promissory Note, “VWAP” means, for any date, the price of our common stock as determined by the first of the following clauses that applies: (i) if the common stock is then listed or quoted on one or more established stock exchanges or national market systems, the daily volume weighted average price of the common stock for such date on the trading market on which the common stock is then listed or quoted as reported by Bloomberg L.P.; or (ii) if the common stock is regularly quoted on an automated quotation system (including applicable tiers of the over-the-counter market maintained by OTC Market Group, Inc.) or by a recognized securities dealer, the volume weighted average price of the common stock for such date on the applicable OTC Markets Group, Inc. tier or as quoted by such securities dealer. In accordance with the terms of the SPA, as of January 11, 2022, the Company has reserved 36,923,080 shares of its authorized but unissued common stock for issuance in the event the Purchaser exercises its right to convert the Promissory Note following an event of default.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Promissory Note may be prepaid by the Company at any time without penalty. The Promissory Note also contains covenants, events of defaults, penalties, default interest and other terms and conditions customary in transactions of this nature.

Pursuant to the terms of the SPA, the Company paid a commitment fee to the Purchaser in the amount of $123,000 (“Initial Commitment Fee”) in the form of 3,076,921 shares of the Company’s common stock (the “Initial Commitment Fee Shares”) valued at $0.04 the closing price of the common stock of the Company on the closing date. In addition, if the Company exercises the option to extend the maturity date of the Promissory Note, the Company will pay an additional commitment fee to the Purchaser in the amount of $61,546 in the form of an additional 1,538,462 shares of its common stock (“Additional Commitment Fee Shares,” and together with the Initial Commitment Fee Shares, collectively, “Commitment Fee Shares”) valued at $0.04 the closing price of the common stock of the Company on the closing date.

In the event that by the first anniversary of repayment of the Promissory Note by the Company, the Purchaser has not generated the amount of $200,000 from public sales of the Commitment Fee Shares, and $100,000 from public sales of the Additional Commitment Fee Shares, if applicable, the Company shall either pay the amount of any such shortfall either (i) by issuing additional shares of our common stock at a price equal to the VWAP for the common stock during the five (5) trading day period prior to such anniversary date; or (ii) in cash, in which case, the Company shall repurchase any unsold Commitment Fee Shares then held by the Purchaser for such shortfall amount (“Commitment Fee Shortfall Obligation”) .

The offer and sale of the Promissory Note to the Purchaser was made in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance on exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Upon the closing, the Company recorded a discount of the Promissory Note in the amount of $260,000, consisting of the original issue discount of $60,000, the fair value of the Initial Commitment Fee Shares of $123,000 and the Commitment Fee Shortfall Obligation of $77,000. These costs will be amortized over the initial term of the Promissory Note. For the three months ended January 31, 2022, $31,778 of the total discounts recorded in connection with the issuance of the Promissory Note have been amortized. At January 31, 2022, the fair value of the Commitment Fee Shares was approximately $111,000 (valued at $0.036 the closing price of the common stock of the Company on January 31, 2022). As a result, the Company recorded an additional Commitment Fee Shortfall Obligation in the amount of $12,000. The total Commitment Fee Shortfall Obligation at January 31, 2022 was $89,000.

NOTE 9 - IRS PENALTIES

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing of certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement and filed a “Request for Collection Due Process Equivalent Hearing” (“Request”) in September 2021. During the period that the Request is being reviewed and processed by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $83,684 and $83,684 of accrued tax penalties and interest on the balance sheet as of January 31, 2022 and October 31, 2021, respectively.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Issued Shares

As of January 31, 2022, there were no designations of Preferred Stock authorized or outstanding.

Common Stock

Issuances of Common Stock - Sales:

In November 2021, the Company sold an aggregate of 8,000,000 shares of common stock to one “accredited investor” at $0.05 per share for an aggregate purchase price of $400,000. The proceeds were used for working capital.

In January 2022, the Company sold an aggregate of 666,667 shares of common stock to one “accredited investor” at $0.03 per share for an aggregate purchase price of $20,000. The purchase price was paid through an offset of an outstanding balance owed by the Company to the investor at the time of the sale of $20,000.

In February 2022, the Company sold an aggregate of 8,333,333 shares of common stock to one “accredited investor” at $0.03 per share for an aggregate purchase price of $250,000. The proceeds were used for working capital.

Issuances of Common Stock – Stock-Based Compensation:

On December 27, 2021, the Company and an employee agreed to an amendment of the employee’s employment agreement. Under the terms of the amendment, the employee agreed to extend the term of the agreement through December 31, 2024 and the Company agreed to increase the employee’s annual salary from $180,000 per year to $210,000 per year effective January 1, 2022. In connection with the amendment, the Company agreed to grant the employee 1,000,000 shares of common stock of the Company to vest quarterly over the remaining term of the agreement (valued at $.029 per share, the closing price of the common stock of the Company on the grant date). The total value of the stock granted in connection with the amendment was $29,000 which will be amortized over the remaining term of the agreement. The Company recorded $1,208 of stock-based compensation during the three months ended January 31, 2022.

In connection with the VP Agreements, during the three months ended January 31, 2022, the Company issued each of the Sales Executive an additional 450,000 Performance Shares (total 900,000 shares) valued at $0.035 per share, the closing price of the common stock of the Company on the grant date. The Company will amortize the value of the stock-based compensation of $31,500 over the remaining term of the VP Agreements. The Company has recorded a total of $2,625 of stock-based compensation expense during the three months ended January 31, 2022 in connection with these shares.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equity Line of Credit Commitment:

During November 2021, the Company entered into an agreement with an investor whereby the investor has agreed to provide the Company with a $10,000,000 equity line of credit facility (“ELOC”), subject to many conditions including the Company determining to proceed with the ELOC, approval and execution of definitive agreements for the ELOC and the Company subsequently filing a registration statement covering the underlying shares to be sold under the ELOC. The Company is not obligated to proceed with the ELOC or file a registration statement for the ELOC. In connection with the above, the investor agreed to purchase 7,000,000 restricted common shares of the Company priced at $0.05 per share ($350,000) upon such time that the Company initially files the registration statement for the ELOC. In connection with the above, the Company agreed to pay a commitment fee to the investor in the amount of 3,000,000 shares of common stock of the Company fully vested (valued at $0.067 per share, the closing price of the common stock of the Company on the date of the agreement). The Company recorded $201,000 of stock-based compensation expense based on the grant date fair value of these shares during the three months ended January 31, 2022.

Shares Issued - Promissory Note

As described in Note 8, in connection with the issuance of the Promissory Note on January 11, 2022, the Company issued the Purchaser’s 3,076,923 commitment shares valued at $123,000.

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

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Pursuant to the MCPP, a total of 342,500,000 shares have been issued and as described above, additional shares are authorized to be issued under the MCPP subject to the achievement of the defined contingent performance based milestones described above and provided the milestones are achieved while the individual is employed and/or serving as a member of the Board:

Name	MCPP Shares Issued	MCPP Remaining Shares Authorized
Albert Mitrani	80,000,000	137,500,000
Ian Bothwell	80,000,000	167,500,000
Dr. Maria Mitrani	80,000,000	167,500,000
Dr. George Shapiro	69,500,000	100,000,000
Dr. Allen Meglin	-	5,000,000
Michael Carbonara	-	5,000,000
Consultants	33,000,000	-
Total	342,500,000	582,500,000

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

Upon completion of the Share Exchange on October 29, 2021, the MCPP (but not Awards of unexchanged shares of our common stock) was terminated.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unvested Equity Instruments:

A summary of unvested equity instruments outstanding for the three months ended January 31, 2022 and 2021 are presented below:

	Number of Nonvested Shares	Weighted- Average Grant Date Fair Value
Outstanding at October 31, 2021	83,844,445	$0.062
Non-Vested Shares Granted	1,900,000	$0.343
Vested	(166,667)	$0.029
Expired/Forfeited	-	$-
Outstanding at January 31, 2022	85,577,778	$0.061

	Number of Nonvested Shares	Weighted- Average Grant Date Fair Value
Outstanding at October 31, 2020	1,111,111	$0.029
Non-Vested Shares Granted	-	$-
Vested	(166,666)	$0.029
Expired/Forfeited	-	$-
Outstanding at January 31, 2021	944,445	$0.029

NOTE 11 – WARRANTS

A summary of warrant activity for the three months ended January 31, 2022 and 2021 are presented below:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2021	9,500,000	$0.03	6.90	$289,500
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding and exercisable at January 31, 2022	9,500,000	$0.03	6.65	$62,250

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2020	9,500,000	$0.03	7.90	$1,268,000
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding and exercisable at January 31, 2021	9,500,000	$0.03	7.65	$546,000

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

New CRO Agreements

During August 2021, October 2021, and December 2021, the Company entered into agreements with a new CRO to provide ongoing clinical research and related services in connection with three of the Company’s approved clinical research trials (“New CRO Agreements”). In connection with the New CRO Agreements, the Company is obligated to make aggregate payments to the CRO of approximately $1,700,000 plus estimated aggregate pass-through costs and other third-party direct costs of approximately $565,000 as well as site and patient related costs. The Company is obligated to make the CRO payments in equal monthly installments over the term of the clinical trial beginning on the commencement of the work by the CRO in connection with the applicable clinical trial and the payments for the pass-through costs and other third-party direct costs as well as site and patient related costs are paid in accordance with completion of agreed upon milestones. As of January 31, 2022, the Company has been billed a total of approximately $208,000 in connection with the New CRO Agreements of which approximately $133,000 is outstanding as of January 31, 2022.

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

As of January 31, 2022, there was approximately $721,000 of unpaid Original Base Salary and Incremental Salary related to the period prior to December 31, 2019 and approximately $928,000 of unpaid Original Base Salary and Incremental Salary related to the period January 1, 2020 through January 31, 2022, that could be converted in the future into approximately 39,836,000 shares of common stock (weighted average conversion price of $0.041 per share).

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On August 17, 2021, the Company was served with a summons and complaint by LAE International Consulting, LLC (“LAE”), in the case styled LAE International Consulting, LLC v. Organicell Regenerative Medicine, Inc. et al., Case No. 2021-018461-CA-01 (In the Circuit Court of the 11th Judicial Circuit in and for Miami Dade County, Florida) (the “Lawsuit”). Albert Mitrani, Mari Mitrani and Ian Bothwell (the “Individual Defendants”) are also named as defendants in the Lawsuit. In the Lawsuit, LAE alleges breach of contract, unjust enrichment, violation of Florida’s Unfair and Deceptive Trade Practices Act, breach of obligation of good faith and fair dealing, negligent misrepresentation and fraudulent misrepresentation in connection with a prior consulting agreement entered into between the Company and LAE. Prior to institution of the Lawsuit, the Company terminated the consulting agreement. In the Lawsuit, LAE is seeking judgment for compensatory damages, interest, costs, and attorneys’ fees. The Company denies any wrongdoing and responsibility in connection with the Lawsuit, and believes it has strong defenses to the Lawsuit. Although the Lawsuit is in its early stages, the Company and the Individual Defendants have filed motions to dismiss due to, among other things, (a) that the consulting agreement expressly negates LAE’s claims; (b) there was, in fact, no breach of contract by the Company; (c) LAE provides no grounds, and cannot provide any grounds, for its barebones claims that the Company and Individual Defendants induced LAE into a contract that they did not intend to perform; (d) many of the claims against the Individual Defendants do not exist as a matter of law; and (e) technical deficiencies in the complaint itself. The Company is awaiting a ruling on the motion, and the hearing for the Individual Defendants’ motion to dismiss has been scheduled for March 2022.

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

Cautionary Note Regarding Forward- Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements.

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

Business Overview

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

The Company’s leading product, Zofin™ (also known as Organicell™ Flow), is an acellular, biologic therapeutic derived from perinatal sources and is manufactured to retain naturally occurring microRNAs, without the addition or combination of any other substance or diluent. This product contains over 300 growth factors, cytokines, chemokines, and 102 unique microRNAs as well as other exosomes/nanoparticles derived from perinatal tissues.

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

In June 2021, the Company announced that it was launching a service platform for its first autologous product called Patient Pure X™ (PPX™). PPX™ is a non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood. The Company began to accept minimal orders for this service since October 2021.

In November 2020, the Company formed Livin’ Again Inc., a wholly owned subsidiary, for the purpose of among other things, providing independent education, advertising and marketing services, to Providers that provide medical and other healthcare, anti-aging and regenerative services. including FDA-approved IV vitamin and mineral liquid infusions (“IV Drip Therapies”). To date, there has been no significant activity and the Company has no timetable, if any, as to when IV Drip Therapies revenues will commence.

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

Results of Operations

Three months ended January 31, 2022 as compared to three months ended January 31, 2021

Revenues. Our revenues for the three months ended January 31, 2022 were $1,599,147, compared to revenues of $1,368,440 for the three months ended January 31, 2021. The increase in revenues during the three months ended January 31, 2022 of $230,707 or 16.9% was primarily the result of the Company being able to realize an increase of approximately 22.3% (approximately $305,600) in the average sales prices for the products sold during the three months ended January 31, 2022 compared with the average sales prices realized on products sold during the three months ended January 31, 2021 and the Company’s ability to generate approximately $48,500 of new revenues associated with its recently launched PPXTM service platform during the three months ended January 31, 2022, partially offset from a decrease of approximately 7.4% (approximately $123,500) in the overall unit sales of its products during the three months ended January 31, 2022 compared with the three months ended January 31, 2021. The increase in the average sales prices realized on products sold during the three months ended January 31, 2022 compared with the three months ended January 31, 2021 was due to increases in sales of higher priced medical grade product, the reduction in volume pricing discounts granted to distributors for large orders of the Company’s medical grade product offerings and the reduction in the sales of the Company’s aesthetic product offerings, which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues. Our cost of revenues for the three months ended January 31, 2022 were $149,120, compared with cost of revenues of $168,171 for the three months ended January 31, 2021. The decrease in the cost of revenues during the three months ended January 31, 2022 of $19,051 or 11.3% compared with the three months ended January 31, 2021 was due to a decrease in the amount of units sold of 7.37% (approximately $11,900) during the three months ended January 31, 2022 compared with the three months ended January 31, 2021 and the reduction in the cost of units sold of 4.3% (approximately ($7,200) during the three months ended January 31, 2022 compared to costs of units sold during the three months ended January 31, 2021. The decrease in the cost of units sold was primarily the result of the Company’s ability to obtain lower cost of raw materials used in the processing of the units that were sold during the three months ended January 31, 2022 compared with the three months ended January 31, 2021.

Gross Profit. Our gross profit for the three months ended January 31, 2022 was $1,450,027 (90.7% of revenues), compared with gross profit of $1,200,269 (87.7% of revenues) for the three months ended January 31, 2021. The increase in gross profit during the three months ended January 31, 2022 of $249,758 was the result of increase in average sales prices for the products sold, lower number of units and costs associated with units sold and the new revenues associated with its recently launched PPX™ service platform during the three months ended January 31, 2022 compared to the three months ended January 31, 2021.

General and Administrative Expenses. General and administrative expenses for the three months ended January 31, 2022 were $3,091,459, compared with $9,365,360 for the three months ended January 31, 2021, a decrease of $6,273,901 or 67.0%. The decrease in the general and administrative expenses for the three months ended January 31, 2022 compared with the three months ended January 31, 2021 was primarily the result of a decrease in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $6,094,815, reduced research and development costs of approximately $385,600 and reduced consulting fees of approximately $105,000, partially offset by increases in commissions due from sales of the Company’s products of approximately $160,000 and increased professional fees of approximately $187,000. The decrease in stock-based compensation costs was the result of a reduction in the amount of shares issued as stock-based compensation during the three months ended January 31, 2022 compared with the three months ended 2020 and decreases in the costs attributable to the shares issued as stock-based compensation based on decreases in the Company’s share price during periods that the stock-based compensation was granted.

Other Income (Expense) Other (expense), net, for the three months ended January 31, 2022 was ($52,304), compared with other income, net, of $15,356 for the three months ended January 31, 2021. The increase in other (expense), net, of $67,660 during the three months ended January 31, 2022 compared to the three months ended January 31, 2021 was principally the result of increased costs from the amortization of the discounts associated with the Promissory Note of approximately $32,000, the increase in the Commitment Fee Shortfall Obligation of $12,000 and the reduction in other income of $21,565 from settlements received during the three months ended January 31, 2022 compared with the three months ended 2020.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Three Months Ended January 31,
	2022	2021
Cash, beginning of year	$108,570	$590,797
Net cash used in operating activities	(559,994)	(482,765)
Net cash used in investing activities	(155,134)	(46,264)
Net cash provided by financing activities	756,878	5,046
Cash, end of period	$150,320	$66,814

During the three months January 31, 2022, the Company used cash in operating activities of $559,994, compared to $482,765 for the three months January 31, 2021, an increase in cash used of $77,229. The increase in cash used in operating activities was due to the Company’s use of cash to pay increasing operating expenses on a current basis associated with professional fees, payroll, consulting costs and laboratory related expenses in connection with the Company’s expansion of its research and development activities as well as payment of past due accounts payable and accrued expenses during the three months January 31, 2022 as compared to the three months January 31, 2021, partially offset from the increase in revenues and gross profit during the three months January 31, 2022 as compared to the three months January 31, 2021.

During the three months January 31, 2022, the Company had cash used in investing activities of $155,134, compared to cash used in investing activities of $46,264 for the three months January 31, 2021. The increase in cash used in investing activities of $108,870 was due primarily due the Company’s leasehold improvements associated with the new lab facility in Basalt, CO of $101,769 and increased capital expenditures for the acquisition of additional fixed assets required in connection with the Company’s laboratory operations during the three months January 31, 2022 as compared to the three months January 31, 2021.

During the three months January 31, 2022, the Company had cash provided by financing activities of $756,878 compared to cash provided by financing activities of $5,046 for the three months January 31, 2021. The increase in cash provided by financing activities of $751,832 was due to increases in proceeds from the sale of equity securities of approximately $360,000 and the increase in proceeds from the issuance of the Promissory Note of $540,000, partially offset from increases in repayments of outstanding debt obligations of approximately $143,693, increased payments on finance leases of approximately $4,500 during the three months January 31, 2022 as compared to the three months January 31, 2021.

Capital Resources

The Company has historically relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations. During the three months ended January 31, 2022 and through the date of this report, the Company completed the following private sales of its securities:

1.	In November 2021, the Company sold an aggregate of 8,000,000 shares of common stock to one “accredited investor” at $0.05 per share for an aggregate purchase price of $400,000. The proceeds were used for working capital.

2.	In January 2022, the Company sold an aggregate of 666,667 shares of common stock to one “accredited investor” at $0.03 per share for an aggregate purchase price of $20,000. The purchase price was paid through an offset of an outstanding balance owed by the Company to the investor at the time of the sale of $20,000.

3.	On January 11, 2022, the Company entered into a Securities Purchase Agreement with AJB Capital Investments, LLC (the “Purchaser”) pursuant to which we sold a Promissory Note in the principal amount of $600,000 to the Purchaser in a private transaction for a purchase price of $540,000 (giving effect to original issue discount of $60,000). The proceeds were used for working capital.

4.	In February 2022, the Company sold an aggregate of 8,333,333 shares of common stock to one “accredited investor” at $0.03 per share for an aggregate purchase price of $250,000. The proceeds were used for working capital.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred operating losses of $1,641,432 for the three months ended January 31, 2022. In addition, the Company had an accumulated deficit of $43,318,485 at January 31, 2022. The Company had a negative working capital position of $4,400,806 at January 31, 2022.

New United States Food and Drug Administration (“FDA”) regulations which were announced in November 2017 and which became effective beginning in May 2021 (postponed from November 2020 due to the COVID-19 pandemic) require that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”). The Company has not obtained any opinion or ruling regarding the Company’s operations and whether the processing, sales and distribution of the products it currently produces would be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s.

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

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing similar or worse devastating impact to the United States and worldwide economies and our business. In addition, there is no assurance that the products we currently produce will not be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s and/or the Company will be able to complete its revenue growth strategy. There is no assurance that the Company’s research and development activities will be successful or that the Company will be able to timely fund the required costs of those activities. Without sufficient cash reserves, the Company’s ability to pursue growth objectives will be adversely impacted. Furthermore, despite significant effort since July 2015, the Company has thus far been unsuccessful in achieving a stabilized source of revenues. As described above, the COVID-19 crisis has significantly impaired the Company and the overall United States and World economies.

If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of January 31, 2022, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of January 31, 2022 and through the date of this report, we had no such arrangements.

Recently Issued Financial Accounting Standards

There were no recently issued financial accounting standards that would have an impact on the Company’s financial statements.

Critical Accounting Policies

Our unaudited consolidated financial statements reflect the selection and application of accounting policies which require us to make significant estimates and judgments. See Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, “Summary of Significant Accounting Policies”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported in accordance with the rules of the Securities and Exchange Commission (the “SEC”). Disclosure controls are also designed with the objective of ensuring that such information is accumulated appropriately and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2022, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to matters previously reported in our periodic filings under the Exchange Act, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

Item 1A. Risk Factors.

As a “smaller reporting company” we are not required to disclose information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following securities during the three months ended January 31, 2022 and through the date of this Quarterly Report on Form 10-Q:

1.	In November 2021, the Company sold an aggregate of 8,000,000 shares of common stock to one “accredited investor” at $0.05 per share for an aggregate purchase price of $400,000. The proceeds were used for working capital.

2.	In January 2022, the Company sold an aggregate of 666,667 shares of common stock to one “accredited investor” at $0.03 per share for an aggregate purchase price of $20,000. The purchase price was paid through an offset of an outstanding balance owed by the Company to the investor at the time of the sale of $20,000.

3.	On January 11, 2022, the Company entered into a Securities Purchase Agreement with AJB Capital Investments, LLC (the “Purchaser”) pursuant to which we sold a Promissory Note in the principal amount of $600,000 to the Purchaser in a private transaction for a purchase price of $540,000 (giving effect to original issue discount of $60,000). The proceeds were used for working capital.

4.	In February 2022, the Company sold an aggregate of 8,333,333 shares of common stock to one “accredited investor” at $0.03 per share for an aggregate purchase price of $250,000. The proceeds were used for working capital.

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

March 16, 2022

By:	/s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 16, 2022