Form 10-Q
period 2022-04-30
Organicell Regenerative Medicine, Inc.
filed 2022-06-14
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There were 1,168,587,928 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of June 14, 2022.

ORGANICELL REGENERATIVE MEDICINE, INC.

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2022	2021
ASSETS
Current Assets
Cash	$66,002	$108,570
Accounts receivable, net of allowance for bad debts	48,181	104,150
Prepaid expenses	77,713	69,647
Inventories	163,459	234,827
Total Current Assets	355,355	517,194

Property and equipment, net	1,611,677	1,113,416
Other assets – right of use	197,658	254,665
Security deposits	50,282	47,682

TOTAL ASSETS	$2,214,972	$1,932,957

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,661,239	$1,873,022
Accrued liabilities to management	1,959,671	1,542,130
Notes payable	67,500	4,392
Advances payable	220,897	220,897
Finance lease obligations	108,005	92,270
Operating lease obligations	120,021	114,231
Deferred revenue	-	9,575
Debentures payable	133,305	144,000
Promissory Note, net of debt discount	501,778	-
Commitment Fee Shortfall Obligation	137,539	-
Liabilities attributable to discontinued operations	125,851	125,851
Total Current Liabilities	6,035,806	4,126,368

Long term finance lease obligations	291,619	331,748
Long term operating lease obligations	77,637	140,434
Total Liabilities	6,405,062	4,598,550

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 1,166,887,928 and 1,132,361,005 shares issued and outstanding, respectively	1,166,888	1,132,361
Additional paid-in capital	39,417,550	37,826,795
Accumulated deficit	(44,774,528)	(41,624,749)
Total Stockholders’ Deficit	(4,190,090)	(2,665,593)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,214,972	$1,932,957

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Revenues	$1,735,173	$1,195,076	$3,334,321	$2,563,516

Cost of revenues	126,418	136,321	275,539	304,492

Gross profit	1,608,755	1,058,755	3,058,782	2,259,024

General and administrative expenses	2,867,017	3,292,158	5,958,477	12,657,788

Loss from operations	(1,258,262)	(2,233,403)	(2,899,695)	(10,398,764)
Other income (expense)
Interest expense	(149,242)	(6,092)	(189,545)	(12,311)
Change in Commitment Fee Shortfall Obligation	(48,539)	-	(60,539)	-
Other	-	-	-	21,575

Loss before taxes	(1,456,043)	(2,239,495)	(3,149,779)	(10,389,500)

Provision for income taxes	-	-	-	-

Net loss	$(1,456,043)	$(2,239,495)	$(3,149,779)	$(10,389,500)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	1,077,966,032	1,053,064,834	1,068,441,162	1,009,097,162

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Three Months And Six Months Ended April 30, 2022 and 2021

(Unaudited)

Three Months Ended April 30,

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance February 1, 2022	1,149,204,595	$1,149,205	$38,881,841	$(43,318,485)	$(3,287,439)

Sale of common stock	8,333,333	8,333	241,667	-	250,000

Stock-based compensation	7,350,000	7,350	252,242	-	259,592

Stock issued in settlement of litigation	2,000,000	2,000	41,800	-	43,800

Net loss	-	-	-	(1,456,043)	(1,456,043)

Balance April 30, 2022	1,166,887,928	$1,166,888	$39,417,550	$(44,774,528)	$(4,190,090)

Balance February 1, 2021	1,010,132,783	$1,010,133	$33,129,945	$(37,018,194)	$(2,878,116)

Sale of common stock	27,796,912	27,797	1,262,203	-	1,290,000

Exchange of accounts payable for stock	500,000	500	81,750	-	82,250

Stock-based compensation	57,040,000	57,040	1,169,868	-	1,226,908

Net loss	-	-	-	(2,239,495)	(2,239,495)

Balance April 30, 2021	1,095,469,695	$1,095,470	$35,643,766	$(39,257,689)	$(2,518,453)

Six Months Ended April 30,

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance October 31, 2021	1,132,361,005	$1,132,361	$37,826,795	$(41,624,749)	$(2,665,593)

Sale of common stock	17,000,000	17,000	653,000	-	670,000

Stock-based compensation	12,450,000	12,450	776,032	-	788,482

Common stock issued as commitment fee for Promissory Note	3,076,923	3,077	119,923	-	123,000

Stock issued in settlement of litigation	2,000,000	2,000	41,800	-	43,800

Net loss	-	-	-	(3,149,779)	(3,149,779)

Balance April 30, 2022	1,166,887,928	$1,166,888	$39,417,550	$(44,774,528)	$(4,190,090)

Balance October 31, 2020	939,942,783	$939,943	$26,536,430	$(28,868,189)	$(1,391,816)

Sale of common stock	28,596,912	28,597	1,301,403	-	1,330,000

Exchange of accounts payable for stock	500,000	500	81,750	-	82,250

Stock-based compensation	126,430,000	126,430	7,724,183	-	7,850,613

Net loss	-	-	-	(10,389,500)	(10,389,500)

Balance April 30, 2021	1,095,469,695	$1,095,470	$35,643,766	$(39,257,689)	$(2,518,453)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,149,779)	$(10,389,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	32,775	24,856
Amortization of OID and commitment fee discount – Promissory Note	161,778	-
Change in Commitment Fee Shortfall Obligation	60,539	-
Stock-based compensation	788,482	7,850,613
Stock issued in settlement of litigation	43,800	-
Changes in operating assets and liabilities:
Accounts receivable	51,578	(48,791)
Prepaid expenses	(8,066)	(47,541)
Inventories	71,368	(7,150)
Accounts payable and accrued expenses	918,215	914,628
Accrued liabilities to management	417,542	114,747
Security deposits	(2,600)	(29,882))
Deferred revenue	(9,575)	-
Net cash used in operating activities	(623,943)	(1,618,020)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(385,036)	(46,264)
Net cash used in investing activities	(385,036)	(46,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Promissory Note	540,000	-
Payments on finance lease	(24,394)	(27,041)
Repayments of notes payable	(199,195)	(33,557)
Proceeds from sale of common stock	650,000	1,330,000
Net cash provided by financing activities	966,411	1,269,402

(Decrease) in cash	(42,568)	(394,882)
Cash at beginning of period	108,570	590,797
Cash at end of period	$66,002	$195,915

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$29,911	$15,614

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
OID discount on proceeds received from Promissory Note	$60,000	$-
Stock purchased from payments due on accounts payable	$20,000	$-
Common stock issued as commitment fee for Promissory Note	$123,000	$-
Commitment Fee Shortfall Obligation	$77,000	$-
Promissory note issued for past due Professional Fees	$256,000	$-
Purchase of fixed assets	$146,000	$-
Exchange of accounts payable interest into common stock	$-	$82,250
Operating lease – right of use assets	$-	$235,313

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

For the six months ended April 30, 2022, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation and wholly owned subsidiary, which was formed to sell the Company’s therapeutic products to Providers.

The Company’s leading product, Zofin™ (also known as OrganicellTM Flow), is an acellular, biologic therapeutic derived from perinatal sources and is manufactured to retain naturally occurring microRNAs, without the addition or combination of any other substance or diluent.

In June 2021, the Company announced that it was launching a service platform for its first autologous product called Patient Pure XTM (PPXTM). PPXTM is a non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood. The Company began to accept minimal orders for this service since October 2021.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At April 30, 2022, the Company did not hold cash balances in any financial institution in excess of FDIC insurance coverage limits.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the three months and six months ended April 30, 2022 and 2021, the Company did not record any bad debt expense.

Stock Subscriptions Receivable

Stock subscriptions receivable for equity investments in the Company are classified as current assets once a fully executed stock subscription agreement is received and provided that the receivable is collected prior to the issuance of the financial statements. In the event that the Company receives a fully executed stock subscription agreement but the receivable is not collected prior to the issuance of the financial statements, the receivable is classified as a direct reduction to stockholders’ equity. At April 30, 2022 and October 31, 2021, there were no stock subscriptions receivable outstanding.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company provides reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At April 30, 2022 and October 31, 2021, the Company determined that there were not any reserves required in connection with our inventory.

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

At April 30, 2022, the Company had 9,500,000 common shares issuable upon the exercise of warrants and unpaid Original Base Salary and Incremental Salary that could be convertible into approximately 49,960,000 common shares that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months and six months ended April 30, 2022. At April 30, 2021, the Company had 9,500,000 common shares issuable upon the exercise of warrants and unpaid Original Base Salary and Incremental Salary that could be convertible into approximately 33,404,000 common shares that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months and six months ended April 30, 2021.

Stock-Based Compensation

All stock-based payments are recognized in the financial statements based on their fair values.

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $276,600 and $234,300 for the three months ended April 30, 2022 and 2021, respectively. Our research and development expenses were approximately $553,000 and $896,000 for the six months ended April 30, 2022 and 2021, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the three months and six months ended April 30, 2022 and 2021 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during those periods. There is a full valuation allowance established for the tax benefit associated with the net losses for the three months and six months ended April 30, 2022 and 2021.

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

The Company currently has 2,500,000,000 authorized shares of common stock of which 1,168,587,928 shares are issued and outstanding as of June 14, 2022. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees. Currently the amount of authorized shares is sufficient to provide for the additional shares that the Company may be contingently obligated to issue under existing arrangements.

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

The Company did not have any convertible instruments outstanding at April 30, 2022 and October 31, 2021 that qualify as derivatives.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after April 30, 2022 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $3,149,779 for the six months ended April 30, 2022. In addition, the Company had an accumulated deficit of $44,774,528 at April 30, 2022. The Company had a negative working capital position of $5,680,451 at April 30, 2022.

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

As a result of the above, the Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless (a) the Company’s ability to process, sell and distribute the products currently being produced or developed in the future are not restricted; (b) the United States economy returns to pre-COVID-19 conditions; and/or (c) additional sources of working capital through operations or debt and/or equity financings are realized. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (a) the Company is able to continue to produce products or obtain products under supply arrangements which are in compliance with current and future regulatory guidelines; (b) the United States economy returns to pre-COVID-19 market conditions; (c) the Company will be able to establish a stabilized source of revenues, including efforts to expand sales internationally and the development of new product offerings and/or designations of products; (d) obligations to the Company’s creditors are not accelerated; (e) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations; (f) the Company is able to continue its research and development activities, particularly in regards to remaining compliant with the FDA and ongoing safety and efficacy of its products; and/or (g) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

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

If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of April 30, 2022, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	April 30, 2022	October 31, 2021
Raw materials and supplies	$37,873	$92,601
Finished goods	125,586	142,226

Total inventories	$163,459	$234,827

NOTE 5 – PROPERTY AND EQUIPMENT

	April 30, 2022	October 31, 2021
Computer equipment	$13,541	$10,684
Finance lease equipment	544,378	544,378
Manufacturing equipment	332,732	258,791
	890,651	813,853
Less: accumulated depreciation	(139,921)	(107,146)
	750,730	706,707
Construction in progress:
Leasehold improvements	860,947	406,709

Total property and equipment, net	$1,611,677	$1,113,416

Depreciation expense totaled $18,605 and $12,665 for the three months ended April 30, 2022 and 2021, respectively. Depreciation expense totaled $32,775 and $24,856 for the six months ended April 30, 2022 and 2021, respectively.

As described in Note 6, during the year ended October 31, 2021, the Company began the build-out of additional laboratory processing, product distribution and administrative office capacity at its Basalt Lab Lease location. The total costs incurred as of April 30, 2022 were $860,947 and are reflected as construction in progress. The Basalt Lab Lease location became operational during May 2022. Amortization of these costs began during May 2022 once the facility became operational and will be amortized over the expected term of the Basalt Lab Lease.

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

Lease amortization expense for the three months ended April 30, 2022 and 2021 was $9,890 and $9,350, respectively. Lease amortization expense for the six months ended April 30, 2022 and 2021 was $19,669 and $18,700, respectively.

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

Laboratory Facilities:

In connection with the Company’s decision to again operate a placental tissue bank processing laboratory in Miami, Florida, during February 2019, the Company entered into a renewable month to month lease agreement (“Miami Lab Lease”) for an approximately 450 square foot laboratory and a 100 square foot administrative office space. In connection with the Miami Lab Lease, the Company was required to post a security deposit of $6,332. From November 2020 through May 31, 2021, the Company entered into an additional month to month lease agreement in the same facility as the Miami Lab Lease for an additional 390 square foot laboratory. The Company also has entered into additional month to month lease agreements in the same facility as the Miami Lab Lease for additional administrative office space. Monthly lease payments are approximately $8,000 plus administrative fees and taxes. During June 2022, the Company entered into a six-month lease agreement with the new owners of the Miami Lab Lease facilities effective July 1, 2022 (“New Miami Lab Lease”). The New Miami Lab Lease may be renewed on a month-to-month basis upon expiration of the initial term. Monthly lease payments are approximately $9,500 per month plus administrative fees and taxes.

During March 2021, the Company entered into a lease agreement for an approximately 2,452 square foot commercial space located in Basalt, Colorado (the “Basalt Lab Lease”). The Company intends to build additional laboratory processing, product distribution and administrative office capacity from this location. The term of the Basalt Lab Lease is for three years and may be renewed for an additional (3) three-year term provided the Company is not in default (“First Renewal Option”). Rental expense is $6,800 per month and provides for annual increases of 3% or the Denver Aurora Metropolitan CPI index, whichever is greater. In connection with the Basalt Lab Lease, the Company was required to post a security deposit of $13,600. The Company is currently constructing the initial laboratory and office build-out at an estimated cost of $900,000. The Basalt Lab Lease location became operational during May 2022.

In connection with the execution of the Basalt Lab Lease, the Company recorded a ROU asset and corresponding operating lease obligation of $235,313 (present value of the associated leased payments based on an assumed borrowing rate of 4.5%).

Lease amortization expense for the three months and six months ended April 30, 2022 was $18,977 and $37,338, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company’s corporate administrative offices are leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani. The term of the lease expires in June 2023. Monthly rent is $3,500. The Company paid a security deposit of $5,000. Total rent expense for the three months ended April 30, 2022 and 2021 was $10,500. Total rent expense for the six months ended April 30, 2022 and 2021 was $21,000.

Beginning October 1, 2020, the Company entered into a second lease agreement with Mariluna LLC for office space located in Aspen, CO. The initial term of the lease was for one year, expiring on September 30, 2021 and the lease has been subsequently extended on a month to month basis. Under the terms of the lease, the Company is required to make monthly rental payments of $6,500 and was required to provide a security deposit of $11,000 upon execution of the lease agreement. Total rent expense for the three months ended April 30, 2022 and 2021 was $19,500. Total rent expense for the six months ended April 30, 2022 and 2021 was $39,000.

In connection with Mr. Bothwell’s executive employment agreements, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $7,247 and $7,454 for the three months ended April 30, 2022 and 2021, respectively, and $17,081 and $15,724 for the six months ended April 30, 2022 and 2021, respectively.

For the three months and six months ended April 30, 2022, the Company sold a total of approximately $203,700 and $283,000, respectively, of products to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, including approximately $53,000 and $76,000 of products purchased from the Company for the three months and six months ended April 30, 2022, respectively, that were attributable to the medical practice owned by Dr. George Shapiro. Dr. Shapiro also has an indirect economic interest in the parent company that owns the MSO. For the three months and six months ended April 30, 2022, the total amount of sales of products to customers related to Mr. Michael Carbonara totaled $2,160 and $10,320, respectively. For the three months and six months ended April 30, 2022, the total amount of sales of products to customers related to Dr. Allen Meglin totaled $7,660.

At April 30, 2022, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $362,101, 483,455, and $1,006,095, respectively and consulting fees owed to Dr. George Shapiro were $108,000.

During June 2022, Albert Mitrani made a capital contribution of $250,000 to the Company. The proceeds were used for working capital.

NOTE 8 – NOTES PAYABLE

Notes Payable

Debentures

On June 20, 2018, the Company issued a total of $150,000 of convertible 6% debentures (“150,000 Debentures”) to an accredited investor. The principal amount of the $150,000 Debentures, plus accrued and unpaid interest through June 30, 2019 were payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $150,000 Debentures were prepaid at the sole option of the Company, were converted as provided for under the terms of the $150,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $150,000 Debentures. Interest on the $150,000 Debentures for each calendar quarter ended beginning with the quarter ended June 30, 2018 is payable on the 10th business day following the immediately prior calendar quarter. The $150,000 Debentures were not repaid as required. At April 30, 2022, the principal balance of the $150,000 Debentures outstanding was $133,305 and accrued and unpaid interest was $1,333.

Unsecured Promissory Note For Professional Fees Owed

On January 24, 2022, the Company reached an agreement with a professional firm in connection with unpaid legal services owing as of December 31, 2021 in the amount of $278,340 (“Unpaid Professional Fees”). In connection with the agreement, the Company issued the professional firm a promissory note in the amount of $256,000 of which the Company was required to make a cash payment of $166,000 by January 25, 2022 and twelve monthly payments of $7,500 beginning February 28, 2022. If the Company makes all payments as required under the promissory note, then the Company will receive a discount of $22,340, representing the remaining balance of the Professional Fees outstanding from the December 31, 2021 balances after all payments of the promissory note are applied. As of June 17, 2022, the Company has made all required payments due in connection with the promissory note. The balance outstanding at April 30, 2022 is $67,500.

Unsecured Promissory Note

On February 5, 2019, the Company entered into an unsecured loan agreement with a third party with a principal balance of $25,000. The outstanding principal was due March 8, 2019. The loan was not repaid on the maturity date as required. The third party subsequently agreed to apply amounts due for invoices due from third party for future purchases of the Company products to the extent of the outstanding balances owed by the Company in connection with the loan (interest and principal). As of April 30, 2022 and October 31, 2021, the remaining amount due under this arrangement was $0 and $4,392, respectively.

Promissory Note - SPA

On January 11, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with AJB Capital Investments, LLC (“Purchaser”) pursuant to which we sold a promissory note in the principal amount of $600,000 (“Promissory Note”) to the Purchaser in a private transaction for a purchase price of $540,000 (giving effect to original issue discount of $60,000). In connection with the sale of the Promissory Note, the Company also paid the Purchaser’s legal fees and due diligence costs of $12,500 and brokerage fees of $9,000 to J.H. Darbie & Co., a registered broker-dealer which were expensed during the six months ended April 30, 2022. After payment of the legal fees and brokerage fees, the net proceeds to the Company were $518,500, which will be used for working capital and other general corporate purposes.

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

In the event that by the first anniversary of repayment of the Promissory Note by the Company, the Purchaser has not generated the amount of $200,000 from public sales of the Commitment Fee Shares, and $100,000 from public sales of the Additional Commitment Fee Shares, if applicable, the Company shall either pay the amount of any such shortfall either (i) by issuing additional shares of our common stock at a price equal to the VWAP for the common stock during the five (5) trading day period prior to such anniversary date; or (ii) in cash, in which case, the Company shall repurchase any unsold Commitment Fee Shares then held by the Purchaser for such shortfall amount (“Commitment Fee Shortfall Obligation”).

The offer and sale of the Promissory Note to the Purchaser was made in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance on exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Upon the closing, the Company recorded a discount of the Promissory Note in the amount of $260,000, consisting of the original issue discount of $60,000, the fair value of the Initial Commitment Fee Shares of $123,000 and the Commitment Fee Shortfall Obligation of $77,000. These costs will be amortized over the initial term of the Promissory Note. For the three months and six months ended April 30, 2022, $130,000 and $161,778, respectively, of the total discounts recorded in connection with the issuance of the Promissory Note have been amortized. At April 30, 2022, the fair value of the Commitment Fee Shares was approximately $62,462 (valued at $0.0203 the closing price of the common stock of the Company on April 29, 2022). As a result, the Company has recorded an additional Commitment Fee Shortfall Obligation in the amount of $48,539 and $60,539 for the three months and six months ended April 30, 2022, respectively. The total Commitment Fee Shortfall Obligation at April 30, 2022 was $137,539.

NOTE 9 – IRS PENALTIES

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing of certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement and filed a “Request for Collection Due Process Equivalent Hearing” (“Request”) in September 2021. A hearing date has been set for June 28, 2022. During the period that the Request is being reviewed and processed by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $83,684 and $83,684 of accrued tax penalties and interest on the balance sheet as of April 30, 2022 and October 31, 2021, respectively.

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

Issued Shares

As of April 30, 2022, there were no designations of Preferred Stock authorized or outstanding.

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

Issuances of Common Stock – Stock-Based Compensation:

On December 27, 2021, the Company and an employee agreed to an amendment of the employee’s employment agreement. Under the terms of the amendment, the employee agreed to extend the term of the agreement through December 31, 2024 and the Company agreed to increase the employee’s annual salary from $180,000 per year to $210,000 per year effective January 1, 2022. In connection with the amendment, the Company agreed to grant the employee 1,000,000 shares of common stock of the Company to vest quarterly over the remaining term of the agreement (valued at $.029 per share, the closing price of the common stock of the Company on the grant date). The total value of the stock granted in connection with the amendment was $29,000 which will be amortized over the remaining term of the agreement. The Company recorded $7,250 and $8,458 of stock-based compensation during the three and six months ended April 30, 2022, respectively, in connection with these shares.

In connection with the VP Agreements, during the six months ended April 30, 2022, the Company issued each of the Sales Executive an additional 450,000 Performance Shares (total 900,000 shares) valued at $0.035 per share, the closing price of the common stock of the Company on the grant date. The Company will amortize the value of the stock-based compensation of $31,500 over the remaining term of the VP Agreements. The Company has recorded a total of $7,875 and $10,500 of stock-based compensation expense during the three and six months ended April 30, 2022, respectively, in connection with these shares.

On March 17, 2022, the Company entered into a consulting agreement with a third party to assist the Company with certain services associated with the implementation of the PPXTM service platform as well as other customary day to day activities as reasonably requested. The term of the agreement expires on September 30, 2022 (“Initial Term”) and may be renewed for four additional six-month terms upon mutual agreement. As consideration for agreeing to provide consulting services to the Company during the Initial Term, the Company agreed to issue the consultant 7,000,000 shares of unregistered common stock. The Company also agreed to provide the consultant 5,000,000 shares of unregistered common stock for each renewal period, if any. The shares issued were valued at $0.018 per share, the closing price of the common stock of the Company on the effective date of the agreement, totaling $126,000. The Company will amortize the costs associated with the issuance over the Initial Term of the agreement. The Company amortized $29,077 of stock-based compensation expense during the three and six months ended April 30, 2022.

During June 2020, the Company entered into a consulting agreement with a third party in connection with past and future consulting and advisory services to be provided to the Company. The consulting agreement expires on June 30, 2022 and may be extended for additional monthly periods provided each party agrees in writing at least 5 days prior to expiration of the term. In connection with the consulting agreement, the Company issued the consultant 1,700,000 shares of unregistered common stock valued at $0.019 per share, the closing price of the common stock of the Company on the date of the agreement. For each monthly renewal thereafter, if any, the Company agreed to issue the consultant an additional 1,700,000 shares of unregistered common stock. All of the shares granted thus far vested immediately on the date of grant. The Company will record $32,300 of stock-based compensation expense based on the grant date fair value of these shares during the quarter ended July 31, 2022.

Equity Line of Credit Commitment:

During November 2021, the Company entered into an agreement with an investor whereby the investor has agreed to provide the Company with a $10,000,000 equity line of credit facility (“ELOC”), subject to many conditions including the Company determining to proceed with the ELOC, approval and execution of definitive agreements for the ELOC and the Company subsequently filing a registration statement covering the underlying shares to be sold under the ELOC. The Company is not obligated to proceed with the ELOC or file a registration statement for the ELOC. In connection with the above, the investor agreed to purchase 7,000,000 restricted common shares of the Company priced at $0.05 per share ($350,000) upon such time that the Company initially files the registration statement for the ELOC. In connection with the above, the Company agreed to pay a commitment fee to the investor in the amount of 3,000,000 shares of common stock of the Company fully vested (valued at $0.067 per share, the closing price of the common stock of the Company on the date of the agreement). The Company recorded $201,000 of stock-based compensation expense based on the grant date fair value of these shares during the six months ended April 30, 2022.

Shares Issued – Promissory Note:

As described in Note 8, in connection with the issuance of the Promissory Note on January 11, 2022, the Company issued the Purchaser’s 3,076,923 commitment shares valued at $123,000.

Shares Issued – Settlement of Litigation:

As described in Note 12, during April 2022 the Company settled a lawsuit whereby the Company paid LAE $45,000 in cash and 2,000,000 shares of restricted common stock of the Company. The shares issued were valued at $0.0219 per share, the closing price of the common stock of the Company on the effective date of the settlement, totaling $43,800.

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

Pursuant to the MCPP, a total of 342,500,000 shares have been issued and as described above, additional shares are authorized to be issued under the MCPP subject to the achievement of the defined contingent performance based milestones described above and provided the milestones are achieved while the individual is employed and/or serving as a member of the Board:

Name	MCPP SharesIssued	MCPP Remaining Shares Authorized
Albert Mitrani	80,000,000	137,500,000
Ian Bothwell	80,000,000	167,500,000
Dr. Maria Mitrani	80,000,000	167,500,000
Dr. George Shapiro	69,500,000	100,000,000
Dr. Allen Meglin	-	5,000,000
Michael Carbonara	-	5,000,000
Consultants	33,000,000	-
Total	342,500,000	582,500,000

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

Upon completion of the Share Exchange on October 29, 2021, the MCPP (but not Awards of unexchanged shares of our common stock) was terminated.

Unvested Equity Instruments:

A summary of unvested equity instruments outstanding for the six months ended April 30, 2022 and 2021 are presented below:

	Number of Nonvested Shares	Weighted- Average Grant Date Fair Value
Outstanding at October 31, 2021	83,844,445	$0.062
Non-Vested Shares Granted	1,900,000	$0.034
Vested	(2,583,333)	$0.055
Expired/Forfeited	-	$-
Outstanding at April 30, 2022	83,161,111	$0.061

	Number of Nonvested Shares	Weighted- Average Grant Date Fair Value
Outstanding at October 31, 2020	1,111,111	$0.029
Non-Vested Shares Granted	-	$-
Vested	(333,332)	$0.029
Expired/Forfeited	-	$-
Outstanding at April 30, 2021	777,779	$0.029

NOTE 11 – WARRANTS

A summary of warrant activity for the six months ended April 30, 2022 and 2021 are presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2021	9,500,000	$0.03	6.90	$289,500
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding and exercisable at April 30, 2022	9,500,000	$0.03	6.40	$-

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2020	9,500,000	$0.03	7.90	$1,268,000
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding and exercisable at April 30, 2021	9,500,000	$0.03	7.40	$3,479,600

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

New CRO Agreements

During August 2021, October 2021, and December 2021, the Company entered into agreements with a new CRO to provide ongoing clinical research and related services in connection with three of the Company’s approved clinical research trials (“New CRO Agreements”). In connection with the New CRO Agreements, the Company is obligated to make aggregate payments to the CRO of approximately $1,700,000 plus estimated aggregate pass-through costs and other third-party direct costs of approximately $565,000 as well as site and patient related costs. The Company is obligated to make the CRO payments in equal monthly installments over the term of the clinical trial beginning on the commencement of the work by the CRO in connection with the applicable clinical trial and the payments for the pass-through costs and other third-party direct costs as well as site and patient related costs are paid in accordance with completion of agreed upon milestones. As of April 30, 2022, the Company has been billed a total of approximately $477,000 in connection with the New CRO Agreements of which approximately $401,000 is outstanding as of April 30, 2022.

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

As of April 30, 2022, there was approximately $721,000 of unpaid Original Base Salary and Incremental Salary related to the period prior to December 31, 2019 and approximately $1,168,000 of unpaid Original Base Salary and Incremental Salary related to the period January 1, 2020 through April 30, 2022, that could be converted in the future into approximately 49,960,000 shares of common stock (weighted average conversion price of $0.038 per share).

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

On August 17, 2021, the Company was served with a summons and complaint by LAE International Consulting, LLC (“LAE”), in the case styled LAE International Consulting, LLC v. Organicell Regenerative Medicine, Inc. et al., Case No. 2021-018461-CA-01 (In the Circuit Court of the 11th Judicial Circuit in and for Miami Dade County, Florida) (the “Lawsuit”). Albert Mitrani, Mari Mitrani and Ian Bothwell (the “Individual Defendants”) were also named as defendants in the Lawsuit. In the Lawsuit, LAE alleges breach of contract, unjust enrichment, violation of Florida’s Unfair and Deceptive Trade Practices Act, breach of obligation of good faith and fair dealing, negligent misrepresentation and fraudulent misrepresentation in connection with a prior consulting agreement entered into between the Company and LAE. During April 2022 the Lawsuit was settled whereby the Company agreed to pay LAE $45,000 in cash and 2,000,000 shares of restricted common stock of the Company.

In addition to the foregoing, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

NOTE 13 – SEGMENT INFORMATION

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

In June 2021, the Company announced that it was launching a service platform for its first autologous product called Patient Pure XTM (PPXTM). PPXTM is a non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood. The Company began to accept minimal orders for this service since October 2021.

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

Results of Operations

Three months ended April 30, 2022 as compared to three months ended April 30, 2021

Revenues. Our revenues for the three months ended April 30, 2022 were $1,735,173, compared to revenues of $1,195,076 for the three months ended April 30, 2021. The increase in revenues during the three months ended April 30, 2022 of $540,097 or 45.2%, was primarily the result of the Company being able to realize an increase of approximately 31.5% (approximately $376,600) in the average sales prices for the products sold during the three months ended April 30, 2022 compared with the average sales prices realized on products sold during the three months ended April 30, 2022, an increase of approximately 8.49% (approximately $133,500) in the overall unit sales of its products during the three months ended April 30, 2022 compared with the three months ended April 30, 2021, and the Company’s ability to generate approximately $30,500 of new revenues associated with its recently launched PPXTM service platform during the three months ended April 30, 2022. The increase in the average sales prices realized on products sold during the three months ended April 30, 2022 compared with the three months ended April 30, 2021, was due to increases in sales of higher priced medical grade product and the reduction in volume pricing discounts granted to distributors for large orders of the Company’s medical grade product offerings, partially offset from the reduction in the sales of the Company’s aesthetic product offerings, which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues. Our cost of revenues for the three months ended April 30, 2022 were $126,418, compared with cost of revenues of $136,321 for the three months ended April 30, 2021. The decrease in the cost of revenues during the three months ended April 30, 2022 of $9,903 or 7.3%, compared with the three months ended April 30, 2021, was due to a reduction in the cost of units sold of 14.5% (approximately ($19,800) during the three months ended April 30, 2022, compared to costs of units sold during the three months ended April 30, 2021, partially offset from an increase in the amount of units sold of 8.5% (approximately $9,900) during the three months ended April 30, 2022, compared with the three months ended April 30, 2021. The decrease in the cost of units sold was primarily the result of the Company’s ability to obtain lower cost of raw materials used in the processing of the units that were sold during the three months ended April 30, 2022, compared with the three months ended April 30, 2021.

Gross Profit. Our gross profit for the three months ended April 30, 2022 was $1,608,755 (92.7% of revenues), compared with gross profit of $1,058,755 (88.6% of revenues) for the three months ended April 30, 2021. The increase in gross profit during the three months ended April 30, 2022 of $550,000 was the result of increase in average sales prices for the products sold, lower costs associated with units sold and the new revenues associated with its recently launched PPXTM service platform during the three months ended April 30, 2022, compared to the three months ended April 30, 2021.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2022 were $2,867,017, compared with $3,292,158 for the three months ended April 30, 2021, a decrease of $425,141 or 12.9%. The decrease in the general and administrative expenses for the three months ended April 30, 2022 compared with the three months ended April 30, 2021, was primarily the result of a decrease in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $957,000 partially offset by increases in payroll and consulting fees of $81,000, increases in commissions due from sales of the Company’s products of approximately $180,000, increased professional fees of approximately $33,400, research and development costs of approximately $42,000 and increased laboratory related costs of approximately $78,000. The decrease in stock-based compensation costs was the result of a reduction in the amount of shares issued as stock-based compensation during the three months ended April 30, 2022 compared with the three months ended 2020 and decreases in the costs attributable to the shares issued as stock-based compensation based on decreases in the Company’s share price during periods that the stock-based compensation was granted.

Other Income (Expense). Other (expense) for the three months ended April 30, 2022 was $197,781, compared with other (expense) of $6,092 for the three months ended April 30, 2021. The increase in other (expense) of $191,689 during the three months ended April 30, 2022 compared to the three months ended April 30, 2021, was principally the result of increased costs of approximately $130,000 from the amortization of discounts associated with a $600,000 promissory note (“Note”) issued and sold by the Company to AJB Capital Investments, LLC (“AJB”) in January 2022, the increase in the Commitment Fee Shortfall Obligation of approximately $49,000 under our Securities Purchase Agreement with AJB (“SPA”) and the increase of $15,000 in interest costs associated with the Note during the three months ended April 30, 2022 compared with the three months ended 2021.

Six months ended April 30, 2022 as compared to six months ended April 30, 2021

Revenues. Our revenues for the six months ended April 30, 2022 were $3,334,321, compared to revenues of $2,563,516 for the six months ended April 30, 2021. The increase in revenues during the six months ended April 30, 2022 of $770,805 or 30.0% was primarily the result of the Company being able to realize an increase of approximately 26.8% (approximately $687,000) in the average sales prices for the products sold during the six months ended April 30, 2022 compared with the average sales prices realized on products sold during the six months ended April 30, 2021 and the Company’s ability to generate approximately $78,500 of new revenues associated with its recently launched PPXTM service platform during the six months ended April 30, 2022. The increase in the average sales prices realized on products sold during the six months ended April 30, 2022 compared with the six months ended April 30, 2021 was due to increases in sales of higher priced medical grade product and the reduction in volume pricing discounts granted to distributors for large orders of the Company’s medical grade product offerings.

Cost of Revenues. Our cost of revenues for the six months ended April 30, 2022 were $275,539, compared with cost of revenues of $304,492 for the six months ended April 30, 2021. The decrease in the cost of revenues during the six months ended April 30, 2022 of $28,953 or 9.5% compared with the six months ended April 30, 2021 was due to a reduction in the cost of units sold of 9.66% (approximately ($29,400) during the six months ended April 30, 2022 compared to costs of units sold during the six months ended April 30, 2021. The decrease in the cost of units sold was primarily the result of the Company’s ability to obtain lower cost of raw materials used in the processing of the units that were sold during the six months ended April 30, 2022, compared with the six months ended April 30, 2021.

Gross Profit. Our gross profit for the six months ended April 30, 2022 was $3,058,782 (91.7% of revenues), compared with gross profit of $2,259,024 (88.1% of revenues) for the six months ended April 30, 2021. The increase in gross profit during the six months ended April 30, 2022 of $799,758 was the result of increase in average sales prices for the products sold, lower costs associated with units sold and the new revenues associated with its recently launched PPXTM service platform during the six months ended April 30, 2022 compared to the six months ended April 30, 2021.

General and Administrative Expenses. General and administrative expenses for the six months ended April 30, 2022 were $5,958,477, compared with $12,657,788 for the six months ended April 30, 2021, a decrease of $6,699,311 or 52.9%. The decrease in the general and administrative expenses for the six months ended April 30, 2022 compared with the six months ended April 30, 2021, was primarily the result of a decrease in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $7,052,000 reduced research and development costs of approximately $343,000, partially offset by increases in commissions due from sales of the Company’s products of approximately $350,000, increased professional fees of approximately $220,000 and increased laboratory and office related expenses of approximately $90,000. The decrease in stock-based compensation costs was the result of a reduction in the amount of shares issued as stock-based compensation during the six months ended April 30, 2022 compared with the six months ended April 30, 2021 and decreases in the costs attributable to the shares issued as stock-based compensation based on decreases in the Company’s share price during periods that the stock-based compensation was granted.

Other Income (Expense). Other (expense) for the six months ended April 30, 2022 was ($250,084), compared with other income, net, of $9,264 for the six months ended April 30, 2021. The increase in other (expense), net, of $259,348 during the six months ended April 30, 2022 compared to the six months ended April 30, 2021 was principally the result of increased costs of approximately $162,000 from the amortization of the discounts associated with the Note, the increase in the Commitment Fee Shortfall Obligation of approximately $60,500 under the SPA, the increase of approximately $18,300 in interest costs associated with the Note and the reduction in other income of approximately $21,575 from settlements received during the six months ended April 30, 2022 compared with the six months ended 2021.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Six Months Ended April 30,
	2022	2021
Cash, beginning of year	$108,570	$590,797
Net cash used in operating activities	(623,943)	(1,618,020)
Net cash used in investing activities	(385,036)	(46,264)
Net cash provided by financing activities	966,411	1,269,402
Cash, end of period	$66,002	$195,915

During the six months April 30, 2022, the Company used cash in operating activities of $623,943, compared to $1,618,020 for the six months April 30, 2021, a decrease in cash used of $994,077. The decrease in cash used in operating activities was due to the increase in revenues and gross profit, the increase in accrued liabilities to management and the reduction in accounts receivable balances during the six months April 30, 2022 as compared to the six months April 30, 2021, partially offset from the increase in cash to pay increasing operating expenses on a current basis associated with professional fees, payroll, consulting costs and laboratory related expenses in connection with the Company’s expansion of its research and development activities as well as payment of past due accounts payable and accrued expenses during the six months April 30, 2022 as compared to the six months April 30, 2021.

During the six months April 30, 2022, the Company had cash used in investing activities of $385,036, compared to cash used in investing activities of $46,264 for the six months April 30, 2021. The increase in cash used in investing activities of $338,772 was due primarily due the Company’s leasehold improvements associated with the new lab facility in Basalt, CO of $379,100 during the six months April 30, 2022 as compared to the six months April 30, 2021, partially offset from reduced laboratory equipment purchased for the Company’s laboratory facilities during the six months April 30, 2022 as compared to the six months April 30, 2021.

During the six months April 30, 2022, the Company had cash provided by financing activities of $966,411 compared to cash provided by financing activities of $1,269,402 for the six months April 30, 2021. The decrease in cash provided by financing activities of $302,991 was due to decreases in proceeds from the sale of equity securities of approximately $680,000 and increases in repayments of outstanding debt obligations of approximately $165,600, partially offset from the increase in proceeds of $540,000 from the issuance of the Note to AJB, during the six months April 30, 2022 as compared to the six months April 30, 2021.

Capital Resources

The Company has historically relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations. During the six months ended April 30, 2022 and through the date of this report, the Company completed the following private sales of its securities:

1.	In November 2021, the Company sold an aggregate of 8,000,000 shares of common stock to one “accredited investor” at $0.05 per share for an aggregate purchase price of $400,000. The proceeds were used for working capital.

2.	In January 2022, the Company sold an aggregate of 666,667 shares of common stock to one “accredited investor” at $0.03 per share for an aggregate purchase price of $20,000. The purchase price was paid through an offset of an outstanding balance owed by the Company to the investor at the time of the sale of $20,000.

3.	On January 11, 2022, the Company entered into the SPA with AJB, pursuant to which we sold the Note in the principal amount of $600,000 to AJB in a private transaction for a purchase price of $540,000 (giving effect to original issue discount of $60,000). The proceeds were used for working capital.

4.	In February 2022, the Company sold an aggregate of 8,333,333 shares of common stock to one “accredited investor” at $0.03 per share for an aggregate purchase price of $250,000. The proceeds were used for working capital.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $3,149,779 for the six months ended April 30, 2022. In addition, the Company had an accumulated deficit of $44,774,528 at April 30, 2022. The Company had a negative working capital position of $5,680,451 at April 30, 2022.

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

As a result of the above, the Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless (a) the Company’s ability to process, sell and distribute the products currently being produced or developed in the future are not restricted; (b) the United States economy returns to pre-COVID-19 conditions; and/or (c) additional sources of working capital through operations or debt and/or equity financings are realized. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (a) the Company is able to continue to produce products or obtain products under supply arrangements which are in compliance with current and future regulatory guidelines; (b) the United States economy returns to pre-COVID-19 market conditions; (c) the Company will be able to establish a stabilized source of revenues, including efforts to expand sales internationally and the development of new product offerings and/or designations of products; (d) obligations to the Company’s creditors are not accelerated; (e) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations; (f) the Company is able to continue its research and development activities, particularly in regards to remaining compliant with the FDA and ongoing safety and efficacy of its products; and/or (g) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

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

If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of April 30, 2022, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of April 30, 2022 and through the date of this report, we had no such arrangements.

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

Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2022, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

On August 17, 2021, the Company was served with a summons and complaint by LAE International Consulting, LLC (“LAE”), in the case styled LAE International Consulting, LLC v. Organicell Regenerative Medicine, Inc. et al., Case No. 2021-018461-CA-01 (In the Circuit Court of the 11th Judicial Circuit in and for Miami Dade County, Florida) (the “Lawsuit”). Albert Mitrani, Mari Mitrani and Ian Bothwell (the “Individual Defendants”) were also named as defendants in the Lawsuit. In the Lawsuit, LAE alleges breach of contract, unjust enrichment, violation of Florida’s Unfair and Deceptive Trade Practices Act, breach of obligation of good faith and fair dealing, negligent misrepresentation and fraudulent misrepresentation in connection with a prior consulting agreement entered into between the Company and LAE. During April 2022 the Lawsuit was settled whereby the Company agreed to pay LAE $45,000 in cash and 2,000,000 shares of restricted common stock of the Company.

In addition to matters previously reported in our periodic filings under the Exchange Act, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

Item 1A. Risk Factors.

As a “smaller reporting company” we are not required to disclose information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following securities during the six months ended April 30, 2022 and through the date of this Quarterly Report on Form 10-Q:

1.	In November 2021, the Company sold an aggregate of 8,000,000 shares of common stock to one “accredited investor” at $0.05 per share for an aggregate purchase price of $400,000. The proceeds were used for working capital.

2.	In January 2022, the Company sold an aggregate of 666,667 shares of common stock to one “accredited investor” at $0.03 per share for an aggregate purchase price of $20,000. The purchase price was paid through an offset of an outstanding balance owed by the Company to the investor at the time of the sale of $20,000.

3.	On January 11, 2022, the Company entered into a Securities Purchase Agreement with AJB Capital Investments, LLC (“AJB”) pursuant to which we sold a Promissory Note in the principal amount of $600,000 to AJB in a private transaction for a purchase price of $540,000 (giving effect to original issue discount of $60,000). The proceeds were used for working capital.

4.	In February 2022, the Company sold an aggregate of 8,333,333 shares of common stock to one “accredited investor” at $0.03 per share for an aggregate purchase price of $250,000. The proceeds were used for working capital.

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

June 14, 2022

By:	/s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

June 14, 2022