Form 10-Q
period 2022-07-31
Organicell Regenerative Medicine, Inc.
filed 2022-09-14
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-55008

Organicell Regenerative Medicine, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-4180540
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1951 NW 7th Avenue, Suite 300 Miami Beach, FL	33136
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (888) 963-7881

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

There were 1,476,126,390 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of September 13, 2022.

ORGANICELL REGENERATIVE MEDICINE, INC.

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2022	2021
ASSETS
Current Assets
Cash	$74,665	$108,570
Accounts receivable, net of allowance for bad debts	126,503	104,150
Prepaid expenses	110,672	69,647
Inventories	89,741	234,827
Total Current Assets	401,581	517,194

Property and equipment, net	1,922,196	1,113,416
Other assets – right of use	170,986	254,665
Security deposits	63,036	47,682
TOTAL ASSETS	$2,557,799	$1,932,957

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,585,400	$1,873,022
Accrued liabilities to management	2,243,914	1,542,130
Notes payable	45,000	4,392
Advances payable	220,897	220,897
Advances for future stock purchases	700,000	-
Finance lease obligations	143,748	92,270
Operating lease obligations	118,509	114,231
Deferred revenue	-	9,575
Debentures payable	122,053	144,000
Promissory Note, net of debt discount	512,000	-
Commitment Fee Shortfall Obligation	161,539	-
Liabilities attributable to discontinued operations	-	125,851
Total Current Liabilities	6,853,060	4,126,368

Long term finance lease obligations	264,074	331,748
Long term operating lease obligations	52,477	140,434
Total Liabilities	7,169,611	4,598,550

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 1,206,126,390 and 1,132,361,005 shares issued and outstanding, respectively	1,206,126	1,132,361
Additional paid-in capital	41,684,047	37,826,795
Accumulated deficit	(47,501,985)	(41,624,749)
Total Stockholders’ Deficit	(4,611,812)	(2,665,593)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,557,799	$1,932,957

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Nine months Ended July 31,
	2022	2021	2022	2021
Revenues	$1,713,214	$1,367,895	$5,047,534	$3,931,411

Cost of revenues	208,749	136,044	484,287	440,536

Gross profit	1,504,465	1,231,851	4,563,247	3,490,875

General and administrative expenses	4,266,895	2,624,808	10,225,371	15,282,596

Loss from operations	(2,762,430)	(1,392,957)	(5,662,124)	(11,791,721)

Other income (expense)
Interest expense	(133,648)	(19,473)	(323,194)	(31,783)
Change in Commitment Fee Shortfall Obligation	42,770	-	(17,769)	-
Gain from write-off of liabilities attributable to discontinued operations	125,851	-	125,851	-
Other	-	3,522	-	25,096

Loss before taxes	(2,727,457)	(1,408,908)	(5,877,236)	(11,798,408)

Provision for income taxes	-	-	-	-

Net loss	$(2,727,457)	$(1,408,908)	$(5,877,236)	$(11,798,408)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	1,087,077,331	1,102,213,123	1,074,721,483	1,040,476,900

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Three Months And Nine Months Ended July 31, 2022 and 2021

(Unaudited)

Three Months Ended July 31,

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance May 1, 2022	1,166,887,928	$1,166,888	$39,417,550	$(44,774,528)	$(4,190,090)
Stock-based compensation	37,700,000	37,700	1,984,804	-	2,022,504
Capital contributed by Executive	-	-	250,000	-	250,000
Common stock issued as commitment fee for Promissory Note	1,538,462	1,538	31,693	-	33,231
Net loss	-	-	-	(2,727,457)	(2,727,457)
Balance July 31, 2022	1,206,126,390	$1,206,126	$41,684,047	$(47,501,985)	$(4,611,812)

Balance May 1, 2021	1,095,469,695	$1,095,470	$35,643,766	$(39,257,689)	$(2,518,453)
Sale of common stock	13,669,322	13,669	913,601	-	927,270
Exchange of accounts payable for stock	176,988	177	30,779	-	30,956
Stock issued for future services	60,000	60	9,940	-	10,000
Stock-based compensation	6,760,000	6,760	489,018	-	495,778
Net loss	-	-	-	(1,408,908)	(1,408,908)
Balance July 31, 2021	1,116,136,005	$1,116,136	$37,087,104	$(40,666,597)	$(2,463,357)

Nine Months Ended July 31,

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance October 31, 2021	1,132,361,005	$1,132,361	$37,826,795	$(41,624,749)	$(2,665,593)
Sale of common stock	17,000,000	17,000	653,000	-	670,000
Stock-based compensation	50,150,000	50,150	2,760,836	-	2,810,986
Capital contributed by Executive	-	-	250,000	-	250,000
Common stock issued as commitment fee for Promissory Note	4,615,385	4,615	151,616	-	156,231
Stock issued in settlement of litigation	2,000,000	2,000	41,800	-	43,800
Net loss	-	-	-	(5,877,236)	(5,877,236)
Balance July 31, 2022	1,206,126,390	$1,206,126	$41,684,047	$(47,501,985)	$(4,611,812)

Balance October 31, 2020	939,942,783	$939,943	$26,536,430	$(28,868,189)	$(1,391,816)
Sale of common stock	42,266,234	42,266	2,215,004	-	2,257,270
Exchange of accounts payable for stock	676,988	677	112,529	-	113,206
Stock issued for future services	60,000	60	9,940	-	10,000
Stock based compensation	133,190,000	133,190	8,213,201	-	8,346,391
Net loss	-	-	-	(11,798,408)	(11,798,408)
Balance July 31, 2021	1,116,136,005	$1,116,136	$37,087,104	$(40,666,597)	$(2,463,357)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended July 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,877,236)	$(11,798,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	69,711	37,981
Amortization of OID and commitment fee discount – Promissory Note	272,000	-
Change in Commitment Fee Shortfall Obligation	17,769	-
Gain from write-off of liabilities attributable to discontinued operations	(125,851)	-
Write-off of inventory	30,000	-
Stock-based compensation	2,810,986	8,346,391
Stock issued in settlement of litigation	43,800	-
Changes in operating assets and liabilities:
Accounts receivable	(26,745)	(18,840)
Prepaid expenses	(41,025)	(23,667)
Inventories	115,086	(96,553)
Accounts payable and accrued expenses	626,408	1,286,158
Accrued liabilities to management	701,783	175,895
Security deposits	(15,354)	(29,882)
Deferred revenue	(9,575)	-
Net cash used in operating activities	(1,408,243)	(2,120,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(516,519)	(224,809)
Net cash used in investing activities	(516,519)	(224,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Promissory Note	540,000	-
Advances for future stock purchases	700,000	-
Capital contributed by executive	250,000	-
Payments on finance lease	(16,196)	(38,869)
Repayments of notes payable	(232,947)	(33,557)
Proceeds from sale of common stock	650,000	1,857,270
Net cash provided by financing activities	1,890,857	1,784,844

(Decrease) in cash	(33,905)	(560,890)
Cash at beginning of period	108,570	590,797
Cash at end of period	$74,665	$29,207

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$54,670	$19,243

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
OID discount on proceeds received from Promissory Note	$60,000	$-
Stock purchased from payments due on accounts payable	$20,000	$-
Common stock issued as commitment fee for Promissory Note	$156,231	$-
Commitment Fee Shortfall Obligation	$143,769	$-
Promissory note issued for past due Professional Fees	$256,000	$-
Purchase of fixed assets included in accounts payable	$361,972	$-
Stock issued for future services	$-	$10,000
Stock subscription receivable	$-	$400,000
Exchange of accounts payable interest into common stock	$-	$113,206
Operating lease – right of use assets	$-	$235,313

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organicell Regenerative Medicine, Inc. f/k/a Biotech Products Services and Research, Inc. (“Organicell” or the “Company”) was incorporated on August 9, 2011 in the State of Nevada. The Company is a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and the provision of other related services. The Company’s proprietary products are derived from perinatal sources and manufactured to retain the naturally occurring extracellular vesicles, hyaluronic acid, and proteins without the addition or combination of any other substance or diluent. Our proprietary products are principally used in the health care industry administered through doctors and clinics (collectively, “Providers”).

On May 21, 2018, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the Company’s name from Biotech Products Services and Research, Inc. to Organicell Regenerative Medicine, Inc., effective June 20, 2018 (the “Name Change”) and during November 2021 the Name Change was effectuated in the marketplace by the Financial Industry Regulatory Agency.

For the nine months ended July 31, 2022 and July 31, 2021, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation and wholly owned subsidiary, which was formed to sell the Company’s therapeutic products to Providers.

The Company’s leading product, Zofin™ (also known as OrganicellTM Flow), is an acellular, biologic therapeutic derived from perinatal sources and is manufactured to retain naturally occurring microRNAs, without the addition or combination of any other substance or diluent.

In June 2021, the Company announced that it was launching a service platform for its first autologous product called Patient Pure XTM (PPXTM). PPXTM is a non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood. The Company began to accept minimal orders for this service in October 2021.

In November 2020, the Company formed Livin’ Again Inc., a wholly owned subsidiary, for the purpose of among other things, providing independent education, advertising and marketing services, to Providers that provide medical and other healthcare, anti-aging and regenerative services. Due to limited activity to date, the Company intends to close-down this service by October 31, 2022.

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

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At July 31, 2022, the Company did not hold cash balances in any financial institution in excess of FDIC insurance coverage limits.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the three months and nine months ended July 31, 2022 and 2021, the Company did not record any bad debt expense.

Stock Subscriptions Receivable

Stock subscriptions receivable for equity investments in the Company are classified as current assets once a fully executed stock subscription agreement is received and provided that the receivable is collected prior to the issuance of the financial statements. In the event that the Company receives a fully executed stock subscription agreement but the receivable is not collected prior to the issuance of the financial statements, the receivable is classified as a direct reduction to stockholders’ equity. At July 31, 2022 and October 31, 2021, there were no stock subscriptions receivable outstanding.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company provides reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At July 31, 2022 and October 31, 2021, the Company determined that there were not any reserves required in connection with our inventory.

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

The Company recognizes revenue only when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to receive in exchange for the good or service. Our performance obligations are satisfied and control is transferred at a point-in-time, which is typically when the transfer of title to the product sold has taken place and there is evidence of our customer’s satisfactory acceptance of the product shipment or delivery except in those instances when the customer has made prior arrangements with the Company to store the product purchased by the customer at the Company’s facilities that is to be delivered at a later date to be designated by the customer.

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

At July 31, 2022, the Company had 49,500,000 common shares issuable upon the exercise of warrants and unpaid Original Base Salary and Incremental Salary that could be convertible into approximately 61,967,000 common shares that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months and nine months ended July 31, 2022. At July 31, 2021, the Company had 9,500,000 common shares issuable upon the exercise of warrants and unpaid Original Base Salary and Incremental Salary that could be convertible into approximately 33,570,000 common shares that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months and nine months ended July 31, 2021.

Stock-Based Compensation

All stock-based payments are recognized in the financial statements based on their fair values.

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $111,000 and $233,000 for the three months ended July 31, 2022 and 2021, respectively. Our research and development expenses were approximately $664,000 and $1,129,000 for the nine months ended July 31, 2022 and 2021, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the three months and nine months ended July 31, 2022 and 2021 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during those periods. There is a full valuation allowance established for the tax benefit associated with the net losses for the three months and nine months ended July 31, 2022 and 2021.

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

The Company currently has 2,500,000,000 authorized shares of common stock of which 1,476,126,390 shares are issued and outstanding as of September 14, 2022. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees. Currently the amount of authorized shares is sufficient to provide for the additional shares that the Company may be contingently obligated to issue under existing arrangements.

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

The Company did not have any convertible instruments outstanding at July 31, 2022 and October 31, 2021 that qualify as derivatives.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after July 31, 2022 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $5,877,236 for the nine months ended July 31, 2022. In addition, the Company had an accumulated deficit of $47,501,985 at July 31, 2022. The Company had a negative working capital position of $6,451,479 at July 31, 2022.

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

If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of July 31, 2022, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – RESTRUCTURING

Effective July 13, 2022, the Company entered into (a) a binding letter of intent with Skycrest Holdings, LLC (“Skycrest”) and Greyt Ventures LLC (“Greyt,” and together with Skycrest, the “Skycrest/Greyt Group”) to invest $2,000,000 in the Company through the purchase of 100,000,000 shares of the Company’s common stock (“Shares”) at a price of $0.02 per Share; and (b) effective July 16, 2022, a second binding letter of intent with Beyond 100 FZE, a Dubai company (“Beyond 100,” and together with the Skycrest/Greyt Group, the “Investors”) to invest $2,000,000 in the Company through the purchase of 100,000,000 Shares at a price of $0.02 per Share.

Pursuant to the binding letters of intent (the “LOIs”), the Company agreed to (a) make certain corporate governance changes as more fully described therein, including allowing the Investors to appoint new independent directors who will comprise a majority of the members of the Board; (b) enter into 36-month consulting agreements with each of Skycrest and Greyt (each, a “Consulting Agreement,” and collectively, the “Consulting Agreements”), pursuant to which (i) Skycrest and Greyt will provide certain advisory services to the Company as more fully set forth in the LOIs; and (ii) Skycrest and Greyt shall each be compensated for their services by the Company issuing to each of them ten year-warrants to purchase 150,000,000 Shares at an exercise price of $0.02 per Share (the “Warrants”), which Warrants will be exercisable on a “cashless” basis; (c) implement certain changes in management, including Albert Mitrani stepping down as Chief Executive Officer; and (d) make modifications to management compensation, all as more fully set forth in the LOIs.

Contemporaneously with entering into the respective LOIs, the Skycrest/Greyt Group and Beyond 100 each advanced Organicell $400,000 and $300,000, respectively (a total of $700,000) as good faith deposits against the $2,000,000 (a total of $4,000,000) purchase price for the Shares.

On August 19, 2022 (“Closing”), the Company entered into stock purchase agreements (each, an “SPA” and collectively, the “SPAs”) with Skycrest Holdings, LLC (“Skycrest”), Greyt Ventures LLC (“Greyt”), Beyond 100 FZE (“Beyond 100”) and Smart Co. Holding Pte. Ltd. (“Smart Co,” and together with Skycrest, Greyt and Beyond 100, individually, an “Investor” and collectively, the “Investors”).

Pursuant to the SPAs, the Company issued each Investor 50,000,000 shares of the Company’s common stock (“Shares”) at a price of $0.02 per Share ($1,000,000). In addition, under the SPAs with Skycrest and Greyt, the Company issued each of them 50 shares of newly designated Series C Non-Convertible Preferred Stock (the “Series C Preferred Shares”). The Series C Preferred Shares vote together with Shares of our common stock as a single class on all matters presented to a vote of stockholders, except as required by law and entitle Skycrest and Greyt to each exercise 25.5% of the total voting power of the Company.

The SPAs with Skycrest and Greyt, also grant them the right, acting jointly, to designate a majority of the nominees to be elected to the Company’s board of directors at each annual meeting of the Company’s stockholders (the “Designation Right”). The Designation Right expires at such time as the Series C Preferred Shares are no longer outstanding.

As a result of the issuance to Skycrest and Grey of the Series C Preferred Stock and the granting to them of the Designation Right, a “Change in Control” of the Company is deemed to have occurred.

The SPA with Beyond 100 grants that Investor a right of first refusal for a period of 18 months from Closing with respect to any bona fide offer, or proposal received by the Company from or agreement in principal reached by the Company with a third party to enter into an exclusive arrangement providing for manufacturing, distributing, licensing, and commercializing any of its existing and/or future products and services to be manufactured, licensed and/or distributed by the Company or any of its subsidiaries in India.

The SPAs also accord the Investors registration rights under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company has agreed to file a registration statement under the Securities Act with the Securities and Exchange Commission (the “SEC”) within 180 days of Closing and use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 60 days thereafter. The registration statement will cover the resale of the Shares pursuant to the SPAs, and in the case of Skycrest and Greyt, the Shares issued or issuable upon exercise of the Consulting Warrants. The SPAs also provide the Investors “piggy-back” registration rights with respect to their respective Shares.

Consulting Agreements

At Closing, the Company also entered into 36-month consulting agreements with each of Skycrest and Greyt (each, a “Consulting Agreement,” and collectively, the “Consulting Agreements”), pursuant to which (a) Skycrest and Greyt will provide certain advisory services to the Company as more fully set forth therein; and (b) Skycrest and Greyt are being compensated for their services by the Company issuing to each of them at closing ten (10) year-warrants to purchase 150,000,000 Shares at an exercise price of $0.02 per Share (the “Consulting Agreement Warrants”), which Warrants are exercisable on a “cashless” basis.

NOTE 5 – INVENTORIES

	July 31, 2022	October 31, 2021
Raw materials and supplies	$9,642	$92,601
Finished goods	80,099	142,226
Total inventories	$89,741	$234,827

NOTE 6 – PROPERTY AND EQUIPMENT

	July 31, 2022	October 31, 2021
Computer equipment	$18,899	$10,684
Finance lease equipment	544,378	544,378
Manufacturing equipment	609,844	258,791
Leasehold improvements	925,932	-
	2,099,053	813,853
Less: accumulated depreciation and amortization	(176,857)	(107,146)
	1,922,196	706,707

Construction in progress	-	406,709

Total property and equipment, net	$1,922,196	$1,113,416

Depreciation expense totaled $21,812 and $13,125 for the three months ended July 31, 2022 and 2021, respectively. Depreciation expense totaled $54,587 and $37,981 for the nine months ended July 31, 2022 and 2021, respectively.

As described in Note 7, during the year ended October 31, 2021, the Company began the build-out of additional laboratory processing, product distribution and administrative office capacity at its Basalt Lab Lease location. The Basalt Lab Lease location became operational during May 2022 and amortization of these costs began during May 2022. Amortization expense totaled $15,124 for the three months and nine months ended July 31, 2022.

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

During October 2021, the Company entered into a second lease agreement in the amount of $304,873 for certain lab equipment that is being installed at the Basalt lab location. Under the terms of the lease agreement, the Company is required to make 60 equal monthly payments of $5,478 plus applicable sales taxes. Under the Lease Agreement, the Company has the right to acquire all of the leased equipment for $1.00. As a result, the lease agreement is being accounted for as a finance lease obligation. The annual interest rate charged in connection with the lease is 3.0%. Lease payments and depreciation of the leased equipment began during May 2022, the date that the Basalt lab buildout was completed (see below) and the facility became operational. The leased equipment are being depreciated over their estimated useful lives of 15 years.

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

Lease amortization expense for the three months ended July 31, 2022 and 2021 was $10,001 and $9,562 respectively. Lease amortization expense for the nine months ended July 31, 2022 and 2021 was $29,670 and $28,367, respectively.

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

In connection with the Closing, both of the lease agreements with Mariluna LLC were terminated and the remaining ROU asset and security deposit were written off (see Note 12).

On August 30, 2022, the Company entered into a one-year lease agreement for office space in Los Angeles, California commencing September 1, 2022 and ending August 31, 2023. The Company was required to make a one-time prepayment of the annual rent in the amount of $160,000 and provide a security deposit of $10,000 upon execution of the lease agreement. The lease is non-renewable.

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

During March 2021, the Company entered into a lease agreement for an approximately 2,452 square foot commercial space located in Basalt, Colorado (the “Basalt Lab Lease”). The Company intends to build additional laboratory processing, product distribution and administrative office capacity from this location. The term of the Basalt Lab Lease is for three years and may be renewed for an additional (3) three-year term provided the Company is not in default (“First Renewal Option”). Rental expense is $6,800 per month and provides for annual increases of 3% or the Denver Aurora Metropolitan CPI index, whichever is greater. In connection with the Basalt Lab Lease, the Company was required to post a security deposit of $13,600. The Company completed the construction of the initial laboratory and office build-out at a cost of $925,932. The Basalt Lab Lease location became operational during May 2022.

In connection with the execution of the Basalt Lab Lease, the Company recorded a ROU asset and corresponding operating lease obligation of $235,313 (present value of the associated leased payments based on an assumed borrowing rate of 4.5%).

Lease amortization expense for the three months and nine months ended July 31, 2022 was $19,397 and $56,735, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s corporate administrative offices are leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani. The term of the lease expires in June 2023. Monthly rent is $3,500. The Company paid a security deposit of $5,000. Total rent expense for the three months ended July 31, 2022 and 2021 was $10,500. Total rent expense for the nine months ended July 31, 2022 and 2021 was $31,500.

Beginning October 1, 2020, the Company entered into a second lease agreement with Mariluna LLC for office space located in Aspen, CO. The initial term of the lease was for one year, expiring on September 30, 2021 and the lease has been subsequently extended on a month to month basis. Under the terms of the lease, the Company is required to make monthly rental payments of $6,500 and was required to provide a security deposit of $11,000 upon execution of the lease agreement. Total rent expense for the three months ended July 31, 2022 and 2021 was $19,500. Total rent expense for the nine months ended July 31, 2022 and 2021 was $58,500. In connection with the Closing, both of the lease agreements with Mariluna LLC were terminated (see Note 13).

In connection with Mr. Bothwell’s executive employment agreements, the Company agreed to reimburse Rover Advanced Technologies, LLC (“Rover”), a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $11,737 and $7,453 for the three months ended July 31, 2022 and 2021, respectively, and $28,818 and $23,177 for the nine months ended July 31, 2022 and 2021, respectively. In connection with the Closing, beginning November 2022, the Company will no longer reimburse for office expenses and other direct expenses of Rover (see Note 13).

For the three months and nine months ended July 31, 2022, the Company sold a total of approximately $218,800 and $501,600, respectively, of products to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, including approximately $76,800 and $152,600 of products purchased from the Company for the three months and nine months ended July 31, 2022, respectively, that were attributable to the medical practice owned by Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors. Dr. Shapiro has an indirect economic interest in the parent company that owns the MSO. For the three months and nine months ended July 31, 2022, the total amount of sales of products to customers related to Mr. Michael Carbonara, a member of the board of directors of the Company, totaled $16,300 and $26,600, respectively. For the three months and nine months ended July 31, 2022, the total amount of sales of products to customers related to Dr. Allen Meglin, a member of the board of directors of the Company, totaled approximately $13,200 and $20,800 respectively.

At July 31, 2022, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $418,519, $585,955, and $1,104,419, respectively and consulting fees owed to Dr. George Shapiro were $135,000. In connection with the Closing during August 2022, the Executives agreed to modifications to their compensation arrangements (see Note 13).

During June 2022, Albert Mitrani made a capital contribution of $250,000 to the Company. The proceeds were used for working capital.

NOTE 9 – NOTES PAYABLE

Notes Payable

Debentures

On June 20, 2018, the Company issued a total of $150,000 of convertible 6% debentures (“150,000 Debentures”) to an accredited investor (“Lender”). The principal amount of the $150,000 Debentures, plus accrued and unpaid interest through June 30, 2019 were payable on the 10th business day subsequent to June 30, 2019, unless the payment of the $150,000 Debentures were prepaid at the sole option of the Company, were converted as provided for under the terms of the $150,000 Debentures, and/or accelerated due to an event of default in accordance with the terms of the $150,000 Debentures. Interest on the $150,000 Debentures for each calendar quarter ended beginning with the quarter ended June 30, 2018 is payable on the 10th business day following the immediately prior calendar quarter. The $150,000 Debentures were not repaid as required. At July 31, 2022, the principal balance of the $150,000 Debentures outstanding was $122,053 and accrued and unpaid interest was $0.

On August 20, 2022, the Lender and the Company entered into a settlement and general release agreement whereby the Company agreed to make a lump sum payment of $87,500 in full satisfaction of all obligations of Company to Lender pursuant to the terms of the $150,000 Debentures and Lender’s release of any claims existing under the $150,000 Debentures or any other agreement, understanding, or otherwise related to the Lender’s involvement with the Company and their affiliates and representatives.

Unsecured Promissory Note For Professional Fees Owed

On January 24, 2022, the Company reached an agreement with a professional firm in connection with unpaid legal services owing as of December 31, 2021 in the amount of $278,340 (“Unpaid Professional Fees”). In connection with the agreement, the Company issued the professional firm a promissory note in the amount of $256,000 of which the Company was required to make a cash payment of $166,000 by January 25, 2022 and twelve monthly payments of $7,500 beginning February 28, 2022. If the Company makes all payments as required under the promissory note, then the Company will receive a discount of $22,340, representing the remaining balance of the Professional Fees outstanding from the December 31, 2021 balances after all payments of the promissory note are applied. The balance outstanding at July 31, 2022 is $45,000. On August 25, 2022, the Company paid off the entire remaining amount due under the promissory note.

Unsecured Promissory Note

On February 5, 2019, the Company entered into an unsecured loan agreement with a third party with a principal balance of $25,000. The outstanding principal was due March 8, 2019. The loan was not repaid on the maturity date as required. The third party subsequently agreed to apply amounts due for invoices due from third party for future purchases of the Company products to the extent of the outstanding balances owed by the Company in connection with the loan (interest and principal). As of July 31, 2022 and October 31, 2021, the remaining amount due under this arrangement was $0 and $4,392, respectively.

Promissory Note - SPA

On January 11, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with AJB Capital Investments, LLC (“Purchaser”) pursuant to which we sold a promissory note in the principal amount of $600,000 (“Promissory Note”) to the Purchaser in a private transaction for a purchase price of $540,000 (giving effect to original issue discount of $60,000). In connection with the sale of the Promissory Note, the Company also paid the Purchaser’s legal fees and due diligence costs of $12,500 and brokerage fees of $9,000 to J.H. Darbie & Co., a registered broker-dealer which were expensed during the nine months ended July 31, 2022. After payment of the legal fees and brokerage fees, the net proceeds to the Company were $518,500, which were used for working capital and other general corporate purposes.

The Promissory Note matures on July 11, 2022, subject to extension at the option of the Company for up to an additional six month period (“Extension”), bears interest at a rate of 10% per annum for the first six months, payable monthly, and 12% per annum thereafter, payable monthly, if extended. On July 11, 2022, the Company exercised its option to extend the Promissory Note an additional six months until January 11, 2023.

Under the terms of the Promissory Note, only following an event of default (as defined in the Promissory Note), is convertible into shares of the Company’s common stock at a conversion price equal to the lower of the “VWAP” (as hereinafter defined) of the common stock during (i) the twenty (20) trading day period preceding the issuance date of the Note; or (ii) the twenty (20) trading day period preceding the date of conversion of the Promissory Note. As used in the Promissory Note, “VWAP” means, for any date, the price of our common stock as determined by the first of the following clauses that applies: (i) if the common stock is then listed or quoted on one or more established stock exchanges or national market systems, the daily volume weighted average price of the common stock for such date on the trading market on which the common stock is then listed or quoted as reported by Bloomberg L.P.; or (ii) if the common stock is regularly quoted on an automated quotation system (including applicable tiers of the over-the-counter market maintained by OTC Market Group, Inc.) or by a recognized securities dealer, the volume weighted average price of the common stock for such date on the applicable OTC Markets Group, Inc. tier or as quoted by such securities dealer. In accordance with the terms of the SPA, as of January 11, 2022, the Company has reserved 36,923,080 shares of its authorized but unissued common stock for issuance in the event the Purchaser exercises its right to convert the Promissory Note following an event of default.

The Promissory Note may be prepaid by the Company at any time without penalty. The Promissory Note also contains covenants, events of defaults, penalties, default interest and other terms and conditions customary in transactions of this nature.

Pursuant to the terms of the SPA, the Company paid a commitment fee to the Purchaser in the amount of $123,000 (“Initial Commitment Fee”) in the form of 3,076,923 shares of the Company’s common stock (the “Initial Commitment Fee Shares”) valued at $0.04, the closing price of the common stock of the Company on the closing date. In addition, in connection with the Extension, the Company paid an additional commitment fee to the Purchaser in the amount of $33,231 in the form of an additional 1,538,462 shares of its common stock (“Additional Commitment Fee Shares,” and together with the Initial Commitment Fee Shares, collectively, “Commitment Fee Shares”) valued at $0.0216, the closing price of the common stock of the Company on the Extension date.

In the event that by the first anniversary of repayment of the Promissory Note by the Company, the Purchaser has not generated the amount of $300,000 from public sales of the Commitment Fee Shares, the Company shall either pay the amount of any such shortfall either (i) by issuing additional shares of our common stock at a price equal to the VWAP for the common stock during the five (5) trading day period prior to such anniversary date; or (ii) in cash, in which case, the Company shall repurchase any unsold Commitment Fee Shares then held by the Purchaser for such shortfall amount (“Commitment Fee Shortfall Obligation”).

The offer and sale of the Promissory Note to the Purchaser was made in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance on exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Upon the closing, the Company recorded a discount of the Promissory Note in the amount of $260,000, consisting of the original issue discount of $60,000, the fair value of the Initial Commitment Fee Shares of $123,000 and the Commitment Fee Shortfall Obligation of $77,000. These costs were fully amortized over the initial term of the Promissory Note. In connection with the Extension, the Company recorded a discount of the Promissory Note in the amount of $100,000, consisting of the fair value of the Additional Commitment Fee Shares of $33,231 and the Additional Commitment Fee Shortfall Obligation of $66,769. These costs are being amortized over the term of the Extension.

For the three months and nine months ended July 31, 2022, $110,222 and $272,000, respectively, of the total discounts recorded in connection with the issuance of the Promissory Note have been amortized.

At July 31, 2022, the fair value of the Commitment Fee Shares was approximately $138,461 (valued at $0.03 the closing price of the common stock of the Company on July 29, 2022). As a result, the Company has recorded a reduction in the Commitment Fee Shortfall Obligation in the amount of $42,770 for the three months ended July 31, 2022 and an additional Commitment Fee Shortfall Obligation in the amount of $17,769 for the nine months ended July 31, 2022. The total Commitment Fee Shortfall Obligation at July 31, 2022 was $161,539.

NOTE 10 – IRS PENALTIES

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing of certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement and filed a “Request for Collection Due Process Equivalent Hearing” (“Request”) in September 2021. A hearing was held on June 28, 2022 and the Company is awaiting the IRS’ determination. During the period that the Request is being reviewed and processed by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $83,684 and $83,684 of accrued tax penalties and interest on the balance sheet as of July 31, 2022 and October 31, 2021, respectively.

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

On August 17, 2022, the Company filed a Certificate of Designation for a newly created Series C Non-Convertible Preferred Stock consisting of 100 shares, $0.001 par value, of authorized but unissued preferred stock of the Company (“Series C Preferred Shares”).

The Series C Preferred Shares vote together with shares of our common stock as a single class on all matters presented to a vote of stockholders, except as required by law. The Series C Preferred Shares are not convertible into common stock, do not have any dividend rights and do have a nominal liquidation preference. The Series C Preferred Shares also have certain protective provisions, such as requiring the vote of a majority of Series C Preferred Shares to change or amend their rights, powers, privileges, limitations and restrictions.

Issued Shares

As of July 31, 2022, there were no designations of Preferred Stock authorized or outstanding.

In connection with the Closing (see Note 4), on August 19, 2022, the Company issued each of Skycrest and Greyt, 50 shares of the Series C Preferred Shares. The Series C Preferred Shares are automatically redeemed by the Company for nominal consideration at such time as the holder owns less than 50% of the Shares purchased pursuant to its SPA and Shares issued or issuable upon exercise of the Consulting Warrants or in the event the holder transfers or seeks to transfer the Series C Preferred Shares, other than by the laws of descent and distribution.

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

During August 2022, in connection with the Closing, the Company sold an aggregate of 200,000,000 shares of common stock to several “accredited investors” at $0.02 per share for an aggregate purchase price of $4,000,000. The proceeds are being used for working capital.

During August 2022 and September 2022, the Company sold an aggregate of 62,500,000 shares of common stock to three “accredited investors” at $0.04 per share for an aggregate purchase price of $2,500,000. The proceeds are being used for working capital.

Issuances of Common Stock – Stock-Based Compensation:

On December 27, 2021, the Company and an employee agreed to an amendment of the employee’s employment agreement. Under the terms of the amendment, the employee agreed to extend the term of the agreement through December 31, 2024 and the Company agreed to increase the employee’s annual salary from $180,000 per year to $210,000 per year effective January 1, 2022. In connection with the amendment, the Company agreed to grant the employee 1,000,000 shares of common stock of the Company to vest quarterly over the remaining term of the agreement (valued at $.029 per share, the closing price of the common stock of the Company on the grant date). The total value of the stock granted in connection with the amendment was $29,000 which will be amortized over the remaining term of the agreement. The Company recorded $7,250 and $15,708 of stock-based compensation during the three and nine months ended July 31, 2022, respectively, in connection with these shares.

In connection with the VP Agreements, during the nine months ended July 31, 2022, the Company issued each of the Sales Executive an additional 450,000 Performance Shares (total 900,000 shares) valued at $31,500, based on the closing price of the common stock of the Company on the grant date of $0.035 per share. On June 30, 2022, the VP Agreements were terminated (see note 12). The Company has amortized the value of the stock-based compensation of $31,500 up through the date of termination. The Company has recorded a total of $5,250 and $15,750 of stock-based compensation expense during the three and nine months ended July 31, 2022, respectively, in connection with these shares.

On March 17, 2022, the Company entered into a consulting agreement with a third party to assist the Company with certain services associated with the implementation of the PPXTM service platform as well as other customary day to day activities as reasonably requested. The term of the agreement expires on September 30, 2022 (“Initial Term”) and may be renewed for four additional six-month terms upon mutual agreement. As consideration for agreeing to provide consulting services to the Company during the Initial Term, the Company agreed to issue the consultant 7,000,000 shares of unregistered common stock. The Company also agreed to provide the consultant 5,000,000 shares of unregistered common stock for each renewal period, if any. The shares issued were valued at $0.018 per share, the closing price of the common stock of the Company on the effective date of the agreement, totaling $126,000. The Company will amortize the costs associated with the issuance over the Initial Term of the agreement. The Company amortized $58,154 and $87,231 of stock-based compensation expense during the three and nine months ended July 31, 2022, respectively.

On June 9, 2022, the Company entered into a consulting agreement with a company affiliated with Mr. Sinnreich in connection with past and future consulting and advisory services to be provided to the Company. In connection with the consulting agreement, for the months of June 2022 and July 2022, the Company issued the consultant 1,700,000 shares and 2,000,000 shares of unregistered common stock valued at $0.019 per share and $0.0135 per share, the closing price of the common stock of the Company on June 9, 2022 and July 1, 2022, respectively. All of the shares granted vested immediately on the date of grant. The Company recorded $59,300 of stock-based compensation expense based on the grant date fair value of these shares during the three months and nine months ended July 31, 2022.

On July 21, 2022, in connection with the Term Sheet, Mr. Sinnreich was issued 10,000,000 shares of restricted common stock that vested immediately upon issuance. The shares issued were valued at $0.0343 per share, the closing price of the common stock of the Company on the effective date of the Term Sheet, totaling $343,000. The Company recorded $343,000 of stock-based compensation expense during the three and nine months ended July 31, 2022.

On July 21, 2022, in connection with the Term Sheet, during the first year of the Initial Term, Mr. Sinnreich will be compensated by the issuance of 24,000,000 shares of Organicell’s common stock upon execution of the Term Sheet, which shall vest pro-rata in equal monthly installments of 2,000,000 shares each. The shares issued were valued at $0.0343 per share, the closing price of the common stock of the Company on the effective date of the Term Sheet, totaling $823,200. The Company will amortize the costs associated with the issuance over the first year of the Initial Term. The Company recorded $22,553 of stock-based compensation expense during the three and nine months ended July 31, 2022.

On August 18, 2022, the Company entered into a consulting agreement with a third party to provide strategic marketing and digital marketing services for a minimum period of six months. As consideration for agreeing to provide consulting services to the Company, the Company will pay the consultant $15,000 per month and issued the consultant 2,500,000 shares of unregistered common stock valued at $0.0241 per share, the closing price of the common stock of the Company on the effective date of the agreement. All of the shares granted vested immediately on the date of issuance. The Company will record $60,250 of stock-based compensation expense based on the grant date fair value of these shares during the three months ended October 31, 2022. The consulting agreement may be renewed for additional six month periods under the same terms unless either party provides 30 days written notice to terminate.

Equity Line of Credit Commitment:

During November 2021, the Company entered into an term sheet agreement with Tysadco Partners LLC, a Delaware limited company (“Tysadco”) whereby Tysadco agreed to provide the Company with a $10,000,000 equity line of credit facility (“ELOC”), subject to many conditions including the Company determining to proceed with the ELOC, approval and execution of definitive agreements for the ELOC and the Company subsequently filing a registration statement covering the underlying shares to be sold under the ELOC. The Company was not obligated to proceed with the ELOC or file a registration statement for the ELOC. In connection with the above, Tysadco agreed to purchase 7,000,000 restricted common shares of the Company priced at $0.05 per share ($350,000) upon such time that the Company initially files the registration statement for the ELOC. In connection with the above, the Company agreed to pay a commitment fee to the investor in the amount of 3,000,000 shares of common stock of the Company fully vested (valued at $0.067 per share, the closing price of the common stock of the Company on the date of the agreement). The Company recorded $201,000 of stock-based compensation expense based on the grant date fair value of these shares during the nine months ended July 31, 2022.

On September 1, 2022, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Tysadco and a Registration Rights Agreement (the “Registration Rights Agreement”) with Tysadco.

Pursuant to the Purchase Agreement, Tysadco committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 worth of the Company’s common stock (the “Commitment”), over a period of 24 months from the effectiveness of the registration statement registering the resale of shares purchased by Tysadco pursuant to the Purchase Agreement (the “Registration Statement”).

The Purchase Agreement provides that at any time after the effective date of the Registration Statement, from time to time on any business day selected by the Company (the “Purchase Date”), the Company shall have the right, but not the obligation, to direct Tysadco to buy the lesser of $1,000,000 in common stock per sale or 500% of the daily average share value traded for the 10 days prior to the closing request date, at a purchase price of 80% of the of the two lowest individual daily VWAPs during the ten (10) trading days preceding the draw down or put notice (“Valuation Period”), with a minimum request of $25,000. The payment for the shares covered by each request notice will occur on the business day immediately following the Valuation Period.

In addition, Tysadco will not be obligated to purchase shares if Tysadco’s total number of shares beneficially held at that time would exceed 9.99% of the number of shares of the Company’s common stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended. In addition, the Company is not permitted to draw on the Purchase Agreement unless the Registration Statement covering the resale of the shares is effective.

The Purchase Agreement also contains customary representations and warranties of each of the parties. The assertions embodied in those representations and warranties were made for purposes of the Purchase Agreement and are subject to qualifications and limitations agreed to by the parties in connection with negotiating the terms of the Purchase Agreement. The Purchase Agreement further provides that the Company and Tysadco are each entitled to customary indemnification from the other for, among other things, any losses or liabilities they may suffer as a result of any breach by the other party of any provisions of the Purchase Agreement or Registration Rights Agreement. The Company has the unconditional right, at any time, for any reason and without any payment or liability, to terminate the Purchase Agreement.

Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to use its commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission within thirty (30) days after the date of such agreement, to register the resale by Tysadco of the shares of common stock issuable under the Purchase Agreement.

Shares Issued - Promissory Note:

As described in Note 9, in connection with the issuance of the Promissory Note on January 11, 2022, the Company issued the Purchaser’s 3,076,923 commitment shares valued at $123,000. In addition, in connection with the Extension on July 11, 2022, the Company issued the Purchaser an additional 1,538,462 commitment shares valued at $33,231.

Shares Issued – Amendment of consulting agreement:

On August 19, 2022 the Company and a consultant (“Consultant”) agreed to an amendment to the consulting agreement whereby the Consultant was issued 5,000,000 shares of common stock of the Company and received a $20,000 cash payment in exchange for satisfaction of approximately $200,000 in outstanding consulting fees due to the Consultant up through August 31, 2022. The parties also agreed to the reduction of future fees payable to the Consultant from $40,000 per month to $15,000 per month for the period September 2022 through March 2023.

The shares issued were valued at $0.0235 per share, the closing price of the common stock of the Company on the effective date of the settlement, totaling $117,500.

Shares Issued – Settlement of Litigation:

As described in Note 13, during April 2022 the Company settled a lawsuit whereby the Company paid LAE $45,000 in cash and 2,000,000 shares of restricted common stock of the Company. The shares issued were valued at $0.0219 per share, the closing price of the common stock of the Company on the effective date of the settlement, totaling $43,800.

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

On June 29, 2020, the Board amended the MCPP, providing for the additional grant of common stock of the Company to the current senior executive members of management and the current non-executive members of the Board based on the Company completing any transaction occurring while employed and/or serving as a member of the Board, respectively, that results in a change in control of the Company or any sale of substantially all the assets of the Company (“Transaction”) which upon after giving effect to such issuance of shares below, corresponds to a minimum pre-Transaction fully diluted price per share of the Company’s common stock in the amounts indicated below:

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

In connection with the Closing, the Company and each of the grantees of awards authorized but not yet issued under the MCPP (“Awards”) agreed to waive and terminate their respective Awards.

Unvested Equity Instruments:

A summary of unvested equity instruments outstanding for the nine months ended July 31, 2022 and 2021 are presented below:

	Number of Nonvested Shares	Weighted- Average Grant Date Fair Value
Outstanding at October 31, 2021	83,844,445	$0.062
Non-Vested Shares Granted	25,900,000	$0.034
Vested	(3,601,979)	$0.049
Expired/Forfeited	-	$-
Outstanding at July 31, 2022	106,142,466	$0.055

	Number of Nonvested Shares	Weighted- Average Grant Date Fair Value
Outstanding at October 31, 2020	1,111,111	$0.029
Non-Vested Shares Granted	-	$-
Vested	(499,998)	$0.029
Expired/Forfeited	-	$-
Outstanding at July 31, 2021	611,113	$0.029

NOTE 12 – WARRANTS

A summary of warrant activity for the nine months ended July 31, 2022 and 2021 are presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2021	9,500,000	$0.03	6.90	$289,500
Granted	40,000,000	$0.03	10.0	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding and exercisable at July 31, 2022	49,500,000	$0.03	9.25	$15,000

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2020	9,500,000	$0.03	7.90	$1,268,000
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding and exercisable at July 31, 2021	9,500,000	$0.03	7.15	$685,650

On July 21, 2022, the Company issued Mr. Sinnreich a cashless warrant to purchase an aggregate of 40,000,000 shares of common stock in connection with the Mr. Sinnreich’s employment agreement. The warrant is exercisable for $0.034 per share (the closing price of the Company’s common stock on the date of grant), until the tenth anniversary date of the date of issuance. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.91%, (2) term of 10 years, (3) expected stock volatility of 144%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued was $1,332,000. The Company recorded $1,332,000 of stock-based compensation expense for the three months and nine months ended July 31, 2022 based on the fair value of these warrants on the grant date (see Note 12).

At Closing, the Company also entered into 36-month consulting agreements with each of Skycrest and Greyt (each, a “Consulting Agreement,” and collectively, the “Consulting Agreements”), pursuant to which (a) Skycrest and Greyt will provide certain advisory services to the Company as more fully set forth therein; and (b) Skycrest and Greyt are being compensated for their services by the Company issuing to each of them at closing ten (10) year-warrants to purchase 150,000,000 Shares at an exercise price of $0.02 per Share (the “Consulting Agreement Warrants”), which Warrants are exercisable on a “cashless” basis. All of the warrants vested immediately. The Company will value the warrants on the dates of the grant using the Black-Scholes option pricing model (see Note 4).

At Closing, Ian Bothwell waived all unpaid and accrued compensation except for four unpaid base salary payments outstanding as of July 31, 2022, in exchange for ten-year warrants to purchase 30,000,000 Shares at an exercise price of $0.02 per Share, exercisable on a “cashless basis” and a cash payment of $50,000 at Closing. All of the warrants vested immediately (see Note 12).

At Closing, Dr. George Shapiro terminated his consulting arrangement with the Company and waived all unpaid consulting fee obligations in exchange for ten-year warrants to purchase 3,150,000 Shares at an exercise price of $0.02 per Share, exercisable on a “cashless basis.” All of the warrants vested immediately (see Note 12).

During August 2022, the Company entered into five separate consulting and employment agreements providing for the issuance of ten-year warrants to purchase an aggregate of 41,150,000 Shares at exercise prices ranging from $0.024 to $0.03 per Share, exercisable on a “cashless basis”. The warrants vest over the term of the agreements that range for 6 months to 2 years. The Company will value the warrants on the dates of the grant using the Black-Scholes option pricing model and will amortize the stock-based compensation expense over the term of the respective agreements based on the fair value of these warrants on the grant date.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Changes in Management Compensation

Pursuant to the SPAs, the following changes in management compensation were implemented at Closing:

1.	Each of Albert Mitrani, Dr. Maria Ines Mitrani and Ian Bothwell entered into an amendment to their respective employment agreements providing for (a) setting their respective base salaries at $300,000 per annum; (b) limits on cell phone, automobile and other monthly allowances; (b) elimination of any compensation associated with commissions, fixed bonus, increases to base salary (based on revenue milestones), and/or tax make-whole provisions associated with equity grants; and (c) deletion of change in control provisions.

2.	Albert Mitrani and Dr. Maria Ines Mitrani each waived all accrued but unpaid compensation, except for two unpaid base salary payments outstanding as of July 31, 2022. The Company, Albert Mitrani and Dr. Maria Ines Mitrani also agreed to terminate the leases with Mariluna LLC for use of Albert Mitrani’s and Mari Mitrani’s Miami, FL and Aspen, Colorado homes, retroactive to July 13, 2022. The Company wrote off the related ROU asset and lease liability as of the Closing Date.

3.	Ian Bothwell waived all unpaid and accrued compensation except for four unpaid base salary payments outstanding as of July 31, 2022, in exchange for ten-year warrants to purchase 30,000,000 Shares at an exercise price of $0.02 per Share, exercisable on a “cashless basis” and a cash payment of $50,000 at Closing. The Company and Mr. Bothwell agreed that rental and other office costs associated with the California office currently used by him will not be reimbursed after October 31, 2022.

4.	Dr. George Shapiro terminated his consulting arrangement with the Company and waived all unpaid consulting fee obligations in exchange for ten-year warrants to purchase 3,150,000 Shares at an exercise price of $0.02 per Share, exercisable on a “cashless basis.”

5.	The Company and each of its directors agreed to terminate all awards granted under the Company’s Management and Consultant Performance Plan.

Term Sheet – Acting CEO

On July 21, 2022 (“Effective Date”), Matthew Sinnreich was appointed by the Board of Directors to the position of Chief Operating Officer and Acting Chief Executive Officer.

On the Effective Date, Organicell and Mr. Sinnreich entered into a term sheet (the “Term Sheet”) setting forth in principle the terms of Mr. Sinnreich’s employment agreement with and compensation by the Company. Except with respect to the signing bonus described below, the Term Sheet is subject to the negotiation and execution of a definitive employment agreement embodying the provisions of the Term Sheet, as well as customary terms and conditions for an executive employment agreement (the “Employment Agreement”). The parties agreed to use their respective commercial best efforts to negotiate and execute the Employment Agreement.

The Term Sheet provides that as an inducement for Mr. Sinnreich to join the Company, within five (5) days of the Effective Date, he will be issued 10,000,000 shares of restricted common stock and ten-year warrants to purchase 40,000,000 shares at a price of $0.034 per share, exercisable on a “cashless” basis. The foregoing shares and warrants vest immediately upon issuance.

The Employment Agreement will provide for an initial two-year term commencing on the Effective Date (the “Initial Term”), which will automatically renew for successive one-year terms (each a “Renewal Term,” and together with the Initial Term, the “Term”), unless terminated by either party upon not less than ninety (90) days’ prior written notice given before the expiration of the Initial Term or a Renewal Term, or earlier terminated as provided for therein.

During the first year of the Initial Term, Mr. Sinnreich will be compensated by the issuance of 24,000,000 shares of Organicell’s common stock, which shall vest in equal monthly installments of 2,000,000 shares each. During the second year of the Initial Term, Mr. Sinnreich will be entitled to receive a base salary of $25,000 per month, payable in cash of shares of Organicell’s common stock, at his election.

The Employment Agreement will provide that Mr. Sinnreich will be entitled to receive a bonus payment of $150,000, if and when during the Term, the Company generates $10,000,000 in funding from an equity line of credit arrangement that may be implemented by the Company in the future. In addition, Mr. Sinnreich will be entitled to receive an award of 15,000,000 shares of common stock if any of the following milestones are achieved during the Term and the twelve-month period thereafter (provided the Employment Agreement and Mr. Sinnreich’s employment thereunder is terminated by the Company without cause).

1.	The Company first obtains market capitalization of $1.0 billion for a three-month consecutive period.

2.	The Company first obtains market capitalization of $2.0 billion for a three-month consecutive period.

3.	The Company first obtains market capitalization of $5.0 billion for a three-month consecutive period.

4.	The Company first obtains market capitalization of $10.0 billion for a three-month consecutive period

The offer and sale of the above referenced securities were and will be issued in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions afforded by Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder.

As the Employment Agreement does not provide for cash compensation and in light of Mr. Sinnreich’s efforts in implementing the Company’s recent corporate restructuring and advancing its clinical trials, on September 7, 2022, the board of directors of the Company awarded Mr. Sinnreich a one-time payment of $200,000 and agreed to reimburse him for up to $100,000 in out-of-pocket expenses incurred by him in connection with services rendered to the Company, subject to submission of documentation for such expenses in accordance with the Company’s expense reimbursement policies.

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

New CRO Agreements

During August 2021, October 2021, and December 2021, the Company entered into agreements with a new CRO to provide ongoing clinical research and related services in connection with three of the Company’s approved clinical research trials (“New CRO Agreements”). In connection with the New CRO Agreements, the Company is obligated to make aggregate payments to the CRO of approximately $1,700,000 plus estimated aggregate pass-through costs and other third-party direct costs of approximately $565,000 as well as site and patient related costs. The Company is obligated to make the CRO payments in equal monthly installments over the term of the clinical trial beginning on the commencement of the work by the CRO in connection with the applicable clinical trial and the payments for the pass-through costs and other third-party direct costs as well as site and patient related costs are paid in accordance with completion of agreed upon milestones. As of July 31, 2022, the Company has been billed a total of approximately $583,600 in connection with the New CRO Agreements of which approximately $408,400 was outstanding as of July 31, 2022.

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

As of July 31, 2022, there was approximately $721,000 of unpaid Original Base Salary and Incremental Salary related to the period prior to December 31, 2019 and approximately $1,388,000 of unpaid Original Base Salary and Incremental Salary related to the period January 1, 2020 through July 31, 2022, that could be converted in the future into approximately 61,967,000 shares of common stock (weighted average conversion price of $0.034 per share).

In connection with the Closing, the Company and each of the Executives agreed to forego their unpaid Original Base Salary and Incremental Salary (see “Changes in Management Compensation” above).

Legal Matters

SEC Matter

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

LAE International Consulting

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

Daniel Pepock and Tracy Yourke

The Company terminated sales representatives Daniel Pepock (“Pepock”) and Tracy Yourke (“Yourke”) effective June 30, 2022.

On June 6, 2022, Pepock filed a Complaint against Organicell Regenerative Medicine, Inc. (“Organicell”) in the Court of Common Pleas of Westmoreland County, Pennsylvania. Organicell removed the case to the United States District Court for the Western District of Pennsylvania, and on July 15, 2022 Mr. Pepock filed an Amended Complaint asserting two counts.

Count I alleges a claim for “Breach of Employment Agreement, including Violation of the Pennsylvania Wage Payment and Collection Law.” Mr. Pepock alleges that Organicell (i) failed to pay him certain wages in timely manner; (ii) failed to pay him commissions allegedly due; (iii) failed to pay him a severance benefit allegedly due; and (iv) improperly paid him as a 1099 “independent contractor” rather than a W-2 employee for the time period of January 1, 2020 through July 31, 2021. Mr. Pepock sought damages of $235,000 in compensation, plus compensation for alleged increased tax rates and decreased Social Security contributions, liquidated damages, costs of litigation including reasonable attorney fees and witness fees, interest on the judgment, plus any other relief the Court deems proper.

Count II alleges a claim for “Fair Labor Standards Act Retaliatory Discharge. Mr. Pepock alleged that he was unlawfully terminated in retaliation for filing a complaint about unpaid wages and sought damages in an unidentified amount of lost wage compensation, back pay, front pay, liquidated damages, compensation for pain and suffering and other non-economic damages, punitive damages, costs of litigation including reasonable attorney fees and witness fees, interest on the judgment, plus any other relief the Court deems proper.

On June 27, 2022, Ms. Yourke filed a complaint against Organicell in the State of Michigan, 6th Judicial Circuit, County of Oakland. Organicell removed the case to the United States District Court for the Eastern District of Michigan, Southern Division, and on August 10, 2022 Ms. Yourke filed an Amended Complaint asserting three counts.

Counts I and II alleged claims for “Breach of Employment Agreement and Violation of Michigan Sales Representative Commission Act. Ms. Yourke alleged that Organicell (i) failed to pay her certain wages in timely manner; (ii) failed to pay her commissions allegedly due; (iii) failed to pay her a severance benefit allegedly due; and (iv) improperly treated her as a 1099 “independent contractor” rather than a W-2 employee for the time period of January 1, 2020 through July 31, 2021, April 16-30, 2022, and May 1, 2022 through June 30, 2022. Ms. Yourke sought an unidentified amount of damages in the form of compensation, commissions, treble damages, plus compensation for an alleged increased tax rates and increased Social Security contributions, costs of litigation, including actual attorney fees and witness fees, interest on the judgment, plus any other legal and equitable relief that the Court deems proper.

Count III alleged a claim for “Fair Labor Standards Act Retaliatory Discharge. Ms. Yourke alleged that she was unlawfully terminated in retaliation for filing a complaint about unpaid wages and sought damages in an unidentified amount of lost wage compensation, back pay, front pay, liquidated damages, compensation for pain and suffering and other non-economic damages, punitive damages, costs of litigation including reasonable attorney fees and witness fees, interest on the judgment, plus any other relief the Court deems proper.

As of July 31, 2022, all past due wages to Pepock and Yourke were paid.

Mr. Pepock’s action against Organicell was designated for placement into the United States District Court’s Alternative Dispute Resolution program and the Parties agreed to mediate. On August 22, 2022, Mr. Pepock, Ms. Yourke and Organicell agreed to a material settlement term sheet (“Settlement”) which provided for the resolution and full settlement and release of all claims among the parties and for the Company to buy back all of the shares of common stock of the Company issued to and owned by Mr. Pepock and Ms. Yourke at the time of the Settlement (represented by Mr. Pepock and Ms. Yourke to be in excess of 24,800,000 shares) in exchange for a payment by the Company of $500,000. In addition, the Company agreed to release Mr. Pepock and Ms. Yourke from their non-compete restrictions upon the execution of a Settlement Agreement and Mutual General Release. The Settlement relates to disputed claims and nothing therein shall be construed as an admission of liability or wrongdoing by the Company or any other party.

Other

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

Business Overview

We are a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and the provision of other related services. The Company’s proprietary products are derived from perinatal sources and manufactured to retain the naturally occurring extracellular vesicles, hyaluronic acid, and proteins without the addition or combination of any other substance or diluent (“RAAM Products”). Our RAAM Products and related services are principally used in the health care industry administered through doctors and clinics (“Providers”).

Organicell operates a placental tissue bank processing laboratory in Miami, Florida and Basalt, Colorado for the purpose of performing research and development and the manufacturing and processing of the anti-aging and cellular therapy derived products that we sell and distribute to our customers.

The Company’s leading product, Zofin™ (also known as OrganicellTM Flow), is an acellular, biologic therapeutic derived from perinatal sources and is manufactured to retain naturally occurring microRNAs, without the addition or combination of any other substance or diluent. This product contains over 300 growth factors, cytokines, chemokines, and 102 unique microRNAs as well as other extracellular vesicles/nanoparticles derived from perinatal tissues.

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

In June 2021, the Company announced that it was launching a service platform for its first autologous product called Patient Pure XTM (“PPXTM”). PPXTM is a non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood. The Company began to accept minimal orders for this service since October 2021.

In November 2020, the Company formed Livin’ Again Inc., a wholly owned subsidiary, for the purpose of among other things, providing independent education, advertising and marketing services, to Providers that provide medical and other healthcare, anti-aging and regenerative services. Due to limited activity to date, the Company intends to close-down this service by October 31, 2022.

COVID-19 impact on Economy and Business Environment

The adverse public health developments and economic effects of the ongoing COVID-19 outbreak in the United States have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect. These restrictions have adversely affected the Company’s sales, results of operations and financial condition. In response to the COVID-19 outbreak, the Company (a) has accelerated its research and development activities; (b) has secured and is continuing to seek additional debt and/or equity financing to support working capital requirements; and (c) continues to take steps to stabilize and increase revenues from the sale of its products.

There is no assurance as to when the adverse impact to the United States and worldwide economies resulting from the COVID-19 outbreak will be eliminated, if at all, and whether any new or recurring pandemic outbreaks will occur again in the future causing a similar or worse adverse impact on the United States and worldwide economies or our business.

The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing in Item 1. of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended July 31, 2022 as compared to three months ended July 31, 2021

Revenues. Our revenues for the three months ended July 31, 2022 were $1,713,214, compared to revenues of $1,367,895 for the three months ended July 31, 2021. The increase in revenues during the three months ended July 31, 2022 of $345,319 or 25.2%, was primarily the result of the Company being able to realize an increase of approximately 43.9% (approximately $601,300) in the average sales prices for the products sold during the three months ended July 31, 2022 compared with the average sales prices realized on products sold during the three months ended July 31, 2022, partially offset by a decrease of approximately 14.1% (approximately $276,800) in the overall unit sales of its products during the three months ended July 31, 2022 compared with the three months ended July 31, 2021, and the Company’s ability to generate approximately $20,800 of new revenues associated with its recently launched PPXTM service platform during the three months ended July 31, 2022. The increase in the average sales prices realized on products sold during the three months ended July 31, 2022 compared with the three months ended July 31, 2021, was due to increases in sales of higher priced medical grade product and the reduction in volume pricing discounts granted to distributors for large orders of the Company’s medical grade product offerings, partially offset from the reduction in the sales of the Company’s aesthetic product offerings, which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues. Our cost of revenues for the three months ended July 31, 2022 were $208,749, compared with cost of revenues of $136,044 for the three months ended July 31, 2021. The increase in the cost of revenues during the three months ended July 31, 2022 of $72,705 or 53.4%, compared with the three months ended July 31, 2021, was due to an increase in the cost of units sold of 78.5% (approximately ($106,800) during the three months ended July 31, 2022, compared to costs of units sold during the three months ended July 31, 2021, partially offset from an decrease in the amount of units sold of 14.1% (approximately $34,100) during the three months ended July 31, 2022, compared with the three months ended July 31, 2021. The increase in the cost of units sold was primarily the result of the Company’s sales of higher cost medical grade product offerings, and the reduction of lower cost aesthetic product offerings.

Gross Profit. Our gross profit for the three months ended July 31, 2022 was $1,504,465 (87.8% of revenues), compared with gross profit of $1,231,851 (90.1% of revenues) for the three months ended July 31, 2021. The increase in gross profit during the three months ended July 31, 2022 of $272,614 was the result of the Company being able to realize an increases in the average sales prices for the products sold during the three months ended July 31, 2022 and the new revenues associated with its recently launched PPXTM service platform during the three months ended July 31, 2022, partially offset from increases in costs of units sold and decreases in the overall unit sales of its products during the three months ended July 31, 2022 compared to the three months ended July 31, 2021.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2022 were $4,266,895, compared with $2,624,808 for the three months ended July 31, 2021, an increase of $1,642,087 or 62.6%. The increase in the general and administrative expenses for the three months ended July 31, 2022 compared with the three months ended July 31, 2021, was primarily the result of an increase in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $1,517,000, increases in payroll and consulting fees of $148,000, increases in commissions due from sales of the Company’s products of approximately $78,000, increased laboratory related costs of approximately $137,000 and the write-off of expired inventory associated with Livin Again of $30,000, partially offset by decreased professional fees of approximately $69,000 and decreased research and development costs of approximately $122,000. The increase in stock-based compensation costs was principally the result of the shares issued as stock-based compensation to the Company’s newly hired Chief Operating Officer and Acting Chief Executive Officer during the three months ended July 31, 2022 compared with the three months ended 2021.

Other Income (Expense). Other income for the three months ended July 31, 2022 was $34,973, compared with other (expense) of $15,951 for the three months ended July 31, 2021. The increase in other income of $50,924 during the three months ended July 31, 2022 compared to the three months ended July 31, 2021, was principally the result of the gain from the write-off of liabilities attributable to discontinued operations that had exceeded the “statute of limitations” of $125,851 and the decrease in the Commitment Fee Shortfall Obligation of approximately $42,700 under our Securities Purchase Agreement with AJB (“SPA”) during the three months ended July 31, 2022 compared with the three months ended 2021, partially offset from increased costs of approximately $110,000 from the amortization of discounts in connection with the $600,000 promissory note (“Note”) issued and sold by the Company to AJB Capital Investments, LLC (“AJB”) in January 2022 and the increase of $16,000 in interest costs associated with the Note during the three months ended July 31, 2022 compared with the three months ended July 31, 2021.

Nine months ended July 31, 2022 as compared to nine months ended July 31, 2021

Revenues. Our revenues for the nine months ended July 31, 2022 were $5,047,534, compared to revenues of $3,931,411 for the nine months ended July 31, 2021. The increase in revenues during the nine months ended July 31, 2022 of $1,116,123 or 28.3% was primarily the result of the Company being able to realize an increase of approximately 33.0% (approximately $1,296,000) in the average sales prices for the products sold during the nine months ended July 31, 2022 compared with the average sales prices realized on products sold during the nine months ended July 31, 2021, partially offset by a decrease of approximately 5.3% (approximately $279,300) in the overall unit sales of its products during the nine months ended July 31, 2022 compared with the nine months ended July 31, 2021, and the Company’s ability to generate approximately $99,300 of new revenues associated with its recently launched PPXTM service platform during the nine months ended July 31, 2022. The increase in the average sales prices realized on products sold during the nine months ended July 31, 2022 compared with the nine months ended July 31, 2021 was due to increases in sales of higher priced medical grade product and the reduction in volume pricing discounts granted to distributors for large orders of the Company’s medical grade product offerings, partially offset from the reduction in the sales of the Company’s aesthetic product offerings, which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues. Our cost of revenues for the nine months ended July 31, 2022 were $484,287, compared with cost of revenues of $440,536 for the nine months ended July 31, 2021. The increase in the cost of revenues during the nine months ended July 31, 2022 of $43,751 or 9.9% compared with the nine months ended July 31, 2021 was due to an increase in the cost of units sold of 16.1% (approximately ($71,100) during the nine months ended July 31, 2022, compared to costs of units sold during the nine months ended July 31, 2021, partially offset from an decrease in the amount of units sold of 5.3% (approximately $27,300) during the nine months ended July 31, 2022, compared with the nine months ended July 31, 2021. The increase in the cost of units sold was primarily the result of the Company’s sales of higher cost medical grade product offerings, and the reduction of lower cost aesthetic product offerings.

Gross Profit. Our gross profit for the nine months ended July 31, 2022 was $4,563,247 (90.4% of revenues), compared with gross profit of $3,490,875 (88.8% of revenues) for the nine months ended July 31, 2021. The increase in gross profit during the nine months ended July 31, 2022 of $1,072,372 was the result of the Company being able to realize an increases in the average sales prices for the products sold during the nine months ended July 31, 2022 and the new revenues associated with its recently launched PPXTM service platform during the nine months ended July 31, 2022, partially offset from increases in costs of units sold and decreases in the overall unit sales of its products during the nine months ended July 31, 2022 compared to the nine months ended July 31, 2021.

General and Administrative Expenses. General and administrative expenses for the nine months ended July 31, 2022 were $10,225,371, compared with $15,282,596 for the nine months ended July 31, 2021, a decrease of $5,057,225 or 33.1%. The decrease in the general and administrative expenses for the nine months ended July 31, 2022 compared with the nine months ended July 31, 2021, was primarily the result of a decrease in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $5,535,400, reduced research and development costs of approximately $465,000, partially offset by increases in payroll and consulting fees of $123,200, increases in commissions due from sales of the Company’s products of approximately $417,900, increased professional fees of approximately $151,400, increased laboratory and office related expenses of approximately $218,400 and the write-off of expired inventory associated with Livin Again of $30,000. The decrease in stock-based compensation costs was the result of a reduction in the amount of shares issued as stock-based compensation during the nine months ended July 31, 2022 compared with the nine months ended July 31, 2021 and decreases in the costs attributable to the shares issued as stock-based compensation based on decreases in the Company’s share price during periods that the stock-based compensation was granted.

Other Income (Expense). Other (expense) for the nine months ended July 31, 2022 was $215,112, compared with other (expense), net, of $6,687 for the nine months ended July 31, 2021. The increase in other (expense), net, of $208,425 during the nine months ended July 31, 2022 compared to the nine months ended July 31, 2021 was principally the result of increased costs of approximately $272,000 from the amortization of discounts in connection with the with the Note issued and sold by the Company to AJB in January 2022, the increase of $34,000 in interest costs associated with the Note during the nine months ended July 31, 2022 compared with the nine months ended 2021, the increase in the Commitment Fee Shortfall Obligation of approximately $17,700 under our SPA and the reduction in other income of approximately $25,100 from settlements received during the nine months ended July 31, 2022 compared with the nine months ended 2021, partially offset from the gain from the write-off of liabilities attributable to discontinued operations that had exceeded the “statute of limitations” of $125,851 during the nine months ended July 31, 2022 compared with the nine months ended July 31, 2021.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Nine months Ended July 31,
	2022	2021
Cash, beginning of year	$108,570	$590,797
Net cash used in operating activities	(1,408,243)	(2,120,925)
Net cash used in investing activities	(516,519)	(224,809)
Net cash provided by financing activities	1,890,857	1,784,844
Cash, end of period	$74,665	$29,207

During the nine months July 31, 2022, the Company used cash in operating activities of $1,408,243, compared to $2,120,925 for the nine months July 31, 2021, a decrease in cash used of $712,682. The decrease in cash used in operating activities was due to the increase in revenues and gross profit, the increase in accrued liabilities to management and the decrease in inventory balances during the nine months July 31, 2022 as compared to the nine months July 31, 2021, partially offset from the increase in cash to pay increasing operating expenses on a current basis associated with professional fees, payroll, consulting costs and laboratory related expenses in connection with the Company’s expansion of its research and development activities as well as payment of past due accounts payable and accrued expenses during the nine months July 31, 2022 as compared to the nine months July 31, 2021.

During the nine months July 31, 2022, the Company had cash used in investing activities of $516,519, compared to cash used in investing activities of $224,809 for the nine months July 31, 2021. The increase in cash used in investing activities of $291,710 was due primarily due payments made in connection with the Company’s leasehold improvements associated with the new lab facility in Basalt, CO of approximately $157,200 during the nine months July 31, 2022 as compared to the nine months July 31, 2021 and an increase in laboratory equipment purchased for the Company’s laboratory facilities of approximately $134,500 during the nine months July 31, 2022 as compared to the nine months July 31, 2021.

During the nine months July 31, 2022, the Company had cash provided by financing activities of $1,890,857 compared to cash provided by financing activities of $1,784,844 for the nine months July 31, 2021. The increase in cash provided by financing activities of $106,013 was due to increases in proceeds of $540,000 from the issuance of the Note to AJB, increases in capital contributed by executive of $250,000 and increases in advances for future stock purchases of $700,000 in connection with the Restructuring, partially offset from increases in repayments of outstanding debt obligations of approximately $200,000 and the reduction in the sale of equity securities of approximately $1,207,000 during the nine months July 31, 2022 as compared to the nine months July 31, 2021.

Capital Resources

The Company has historically relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations. During the nine months ended July 31, 2022 and through the date of this report, the Company completed the following private sales of its securities:

1.	In November 2021, the Company sold an aggregate of 8,000,000 shares of common stock to one “accredited investor” at $0.05 per share for an aggregate purchase price of $400,000. The proceeds were used for working capital.

2.	In January 2022, the Company sold an aggregate of 666,667 shares of common stock to one “accredited investor” at $0.03 per share for an aggregate purchase price of $20,000. The purchase price was paid through an offset of an outstanding balance owed by the Company to the investor at the time of the sale of $20,000.

3.	On January 11, 2022, the Company entered into the SPA with AJB, pursuant to which we sold the Note in the principal amount of $600,000 to AJB in a private transaction for a purchase price of $540,000 (giving effect to original issue discount of $60,000). The proceeds were used for working capital.

4.	In February 2022, the Company sold an aggregate of 8,333,333 shares of common stock to one “accredited investor” at $0.03 per share for an aggregate purchase price of $250,000. The proceeds were used for working capital.

5.	During August 2022, the Company sold an aggregate of 200,000,000 shares of common stock to four “accredited investors” at $0.02 per share for an aggregate purchase price of $4,000,000. The proceeds are being used for working capital.

6.	During August 2022 and September 2022, the Company sold an aggregate of 62,500,000 shares of common stock to three “accredited investors” at $0.04 per share for an aggregate purchase price of $2,500,000. The proceeds are being used for working capital.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $5,877,236 for the nine months ended July 31, 2022. In addition, the Company had an accumulated deficit of $47,501,985 at July 31, 2022. The Company had a negative working capital position of $6,451,479 at July 31, 2022.

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

In addition to the above, the adverse public health developments and economic effects of the ongoing COVID-19 pandemic in the United States have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect in connection with the COVID-19 outbreak and which currently still continue to have a negative impact on our business and the economy in general.

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

If revenues do not increase and stabilize, if the COVID-19 crisis is not satisfactorily managed and/or resolved, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of July 31, 2022, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of July 31, 2022 and through the date of this report, we had no such arrangements.

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

Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2022, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company terminated sales representatives Daniel Pepock (“Pepock”) and Tracy Yourke (“Yourke”) effective June 30, 2022.

On June 6, 2022, Pepock filed a Complaint against Organicell Regenerative Medicine, Inc. (“Organicell”) in the Court of Common Pleas of Westmoreland County, Pennsylvania. Organicell removed the case to the United States District Court for the Western District of Pennsylvania, and on July 15, 2022 Mr. Pepock filed an Amended Complaint asserting two counts.

Count I alleges a claim for “Breach of Employment Agreement, including Violation of the Pennsylvania Wage Payment and Collection Law.” Mr. Pepock alleges that Organicell (i) failed to pay him certain wages in timely manner; (ii) failed to pay him commissions allegedly due; (iii) failed to pay him a severance benefit allegedly due; and (iv) improperly paid him as a 1099 “independent contractor” rather than a W-2 employee for the time period of January 1, 2020 through July 31, 2021. Mr. Pepock sought damages of $235,000 in compensation, plus compensation for alleged increased tax rates and decreased Social Security contributions, liquidated damages, costs of litigation including reasonable attorney fees and witness fees, interest on the judgment, plus any other relief the Court deems proper.

Count II alleges a claim for “Fair Labor Standards Act Retaliatory Discharge. Mr. Pepock alleged that he was unlawfully terminated in retaliation for filing a complaint about unpaid wages and sought damages in an unidentified amount of lost wage compensation, back pay, front pay, liquidated damages, compensation for pain and suffering and other non-economic damages, punitive damages, costs of litigation including reasonable attorney fees and witness fees, interest on the judgment, plus any other relief the Court deems proper.

On June 27, 2022, Ms. Yourke filed a complaint against Organicell in the State of Michigan, 6th Judicial Circuit, County of Oakland. Organicell removed the case to the United States District Court for the Eastern District of Michigan, Southern Division, and on August 10, 2022 Ms. Yourke filed an Amended Complaint asserting three counts.

Counts I and II alleged claims for “Breach of Employment Agreement and Violation of Michigan Sales Representative Commission Act. Ms. Yourke alleged that Organicell (i) failed to pay her certain wages in timely manner; (ii) failed to pay her commissions allegedly due; (iii) failed to pay her a severance benefit allegedly due; and (iv) improperly treated her as a 1099 “independent contractor” rather than a W-2 employee for the time period of January 1, 2020 through July 31, 2021, April 16-30, 2022, and May 1, 2022 through June 30, 2022. Ms. Yourke sought an unidentified amount of damages in the form of compensation, commissions, treble damages, plus compensation for an alleged increased tax rates and increased Social Security contributions, costs of litigation, including actual attorney fees and witness fees, interest on the judgment, plus any other legal and equitable relief that the Court deems proper.

Count III alleged a claim for “Fair Labor Standards Act Retaliatory Discharge. Ms. Yourke alleged that she was unlawfully terminated in retaliation for filing a complaint about unpaid wages and sought damages in an unidentified amount of lost wage compensation, back pay, front pay, liquidated damages, compensation for pain and suffering and other non-economic damages, punitive damages, costs of litigation including reasonable attorney fees and witness fees, interest on the judgment, plus any other relief the Court deems proper.

As of July 31, 2022, all past due wages to Pepock and Yourke were paid.

Mr. Pepock’s action against Organicell was designated for placement into the United States District Court’s Alternative Dispute Resolution program and the Parties agreed to mediate. On August 22, 2022, Mr. Pepock, Ms. Yourke and Organicell agreed to a material settlement term sheet (“Settlement”) which provided for the resolution and full settlement and release of all claims among the parties and for the Company to buy back all of the shares of common stock of the Company issued to and owned by Mr. Pepock and Ms. Yourke at the time of the Settlement (represented by Mr. Pepock and Ms. Yourke to be in excess of 24,800,000 shares) in exchange for a payment by the Company of $500,000. In addition, the Company agreed to release Mr. Pepock and Ms. Yourke from their non-compete restrictions upon the execution of a Settlement Agreement and Mutual General Release. The Settlement relates to disputed claims and nothing therein shall be construed as an admission of liability or wrongdoing by the Company or any other party.

In addition to matters previously reported in our periodic filings under the Exchange Act, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

Item 1A. Risk Factors.

As a “smaller reporting company” we are not required to disclose information under this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No:	Description:
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANICELL REGENERATIVE MEDICINE, INC.

By:	/s/ MATTHEW SINNREICH
Matthew Sinnreich
Acting Chief Executive Officer
(Principal Executive Officer)

September 14, 2022

By:	/s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

September 14, 2022