Form 10-K
period 2022-10-31
Organicell Regenerative Medicine, Inc.
filed 2023-02-14
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-55008

ORGANICELL REGENERATIVE MEDICINE, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-4180540
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3321 College Avenue, Suite 246

Davie, Florida 33314

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

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $11,960,956 based on the closing price of $0.0203 per share of common stock and 589,209,664 shares of common stock of the Registrant held by non-affiliates on April 30, 2022, the last business day of the Registrant’s mostly recently completed second fiscal quarter.

As of February 13, 2023, there were 1,463,957,717 shares of common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and certain information incorporated herein by reference contain forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of our products by the market, and management’s plans and objectives. In addition, certain statements included in this and our future filings with the Securities and Exchange Commission (the “SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “expectation,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this Annual Report and in the documents incorporated herein by reference. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.

Forward-looking statements include, but are not limited to, the following:

●	Our products’ advantages;

●	Expectations regarding our future growth;

●	Expectations regarding available cash resources to fund current operations and future growth;

●	Our ability to comply with regulations governing the production and sale of our products;

●	Our ability to receive regulatory approvals;

●	Market opportunities for our services and products;

●	Clinical trial outcomes;

●	Our ability to compete effectively;

●	Our ability to respond to market forces; and

●	Our ability to protect our intellectual property.

Actual results and outcomes may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors, below. Except as expressly required by the federal securities laws, we undertake no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.

Unless otherwise noted, as used in this Annual Report, the terms “Organicell,” the “Company,” “we,” “our” and “us” refer to Organicell Regenerative Medicine, Inc., a Nevada corporation, and its subsidiaries consolidated as a combined entity.

ii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and regenerative medicine. The Company’s proprietary products are derived from perinatal sources and manufactured to retain the naturally occurring extracellular vesicles, hyaluronic acid, and proteins without the addition or combination of any other substance or diluent (“RAAM Products”). Our RAAM Products and related services are principally used in the health care industry administered through doctors and clinics (“Providers”).

Organicell operates an extracellular vesicle processing laboratory in Davie, Florida, and Basalt, Colorado each for the purpose of performing research and development and the manufacturing and processing of the anti-aging and cellular therapy derived products that we sell and distribute to our customers.

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

To date, the Company has obtained certain Investigational New Drug (“IND”), and 18 emergency IND (“eIND”) approvals from the FDA, including applicable Institutional Review Board (“IRB”) approvals which authorized the Company to commence clinical trials or treatments in connection with the use of Zofin™ and related treatment protocols. The Company is pursuing efforts to complete its already approved clinical studies (as described below) as well as obtaining approval to commence additional studies for other specific indications it has identified that the use of its products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available. The ability of the Company to succeed in these efforts is subject to among other things, the Company having sufficient available working capital to fund the substantial costs of completing clinical trials, which the Company currently does not have, and ultimately, obtaining approval from the FDA.

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

In June 2021, the Company announced that it was launching a service platform for its first autologous product called Patient Pure X™ (“PPX™”). PPX™ is a non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood. The Company began to accept minimal orders for this service since October 2021.

Recent Developments Regarding Zofin™ and Other Products

In April 2020, the FDA approved an IND application for the Company’s lead product, Zofin™ (IND # 19881), for a Phase I/II Randomized, Double Blinded, Placebo Trial to Evaluate the Safety and Potential Efficacy of Intravenous Infusion of Organicell™ Flow for the Treatment of Moderate to Severe Acute Respiratory Syndrome (“SARS”) Related to COVID-19 Infection vs Placebo. The IRB was approved by the Institute of Regenerative and Cellular Medicine (“IRCM”) during June 2020 (approval number: IRCM-2020-254). Enrollment for the clinical trial began in September 2020. A total of ten patients have been enrolled to the study thus far and currently the clinical trial is not enrolling subjects due to the challenges of enrolling the remaining study population.

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

In April 2021, the Company entered into a similar agreement with Oklahoma State University to evaluate Zofin™ for the treatment of respiratory diseases caused by virus infections of pandemic potential and the FDA approved an IND application for Zofin™, in the treatment of knee osteoarthritis.

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

The trial was conducted at United Memorial Medical Center in Houston, Texas. The study enrolled a total of 11 subjects: adults between the age of 35 to 69 who were fighting COVID-19 infection and presented respiratory fatigue with and without exertion, cough, and shortness of breath and met all inclusion/exclusion criteria. One patient withdrew before receiving any doses of Zofin™. Two subjects withdrew at day 14 post treatment with Zofin™. As a result, eight subjects completed the day 30 follow-up and are included in the data analysis. The administration of Zofin™ in the trial was well tolerated in all enrolled subjects, with no adverse events. Chest X-ray data demonstrated that 75% of subjects had bilateral opacities caused by COVID-19 infection at day 0 (baseline), prior to treatment with Zofin™ and thirty (30) days after Zofin™ treatment, chest X-ray data showed 83% of treated subjects had normal lung imaging, indicating complete recovery. Upon such time that Organicell enrolls and submits additional patient data from the above-mentioned study, Organicell intends to submit the updated results of the trial to the FDA for approval of an amendment to the Company’s previously approved IND (NCT04384445) to perform a placebo-controlled Phase II clinical trial to confirm safety and efficacy in a randomized fashion.

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

Organicell has secured several sites to date to carry out the trial. The trial, organized and operated through Proxima Clinical Research, a Houston-based CRO, has enrolled a total of 3 participants through January 15, 2023 and the Company expects it can complete full enrolment (30 patients) no later than December 2023. Based on the timing to successfully enroll all patients during 2023, the Company expects to complete the trial during 2024 subject to the Company having sufficient working capital to finance the ongoing costs of the trial, as to all of which no assurance can be given.

Patients enrolled in the study will have met prescribed Long Hauler conditions, with subjects experiencing consistent symptoms of a COVID-19 infection for a prolonged period of time, which is greater than 6 weeks and less than 12 months. Enrolled patients will receive 3 doses of Zofin™ in accordance with the study protocol.

The trial objectives are to demonstrate the safety and potential efficacy of Zofin™ administered intravenously in subjects experiencing prolonged COVID-19 symptoms. Based on the successful outcome of this trial, the Company intends to immediately submit efficacy data gathered to the FDA to obtain approval for an amendment to its Investigational New Drug (IND) application to begin a Phase II/III trial that will focus on the efficacy of Zofin™ in the treatment of COVID-19 Long Haulers.

●	In January 2021, the Company announced that the FDA had approved an IND application for its lead product, Zofin™, in the treatment of patients diagnosed with chronic obstructive pulmonary disease (“COPD”). This approved trial design will be a double blinded, placebo-controlled, phase I/II trial investigating the safety and potential efficacy of intravenous infusion (IV) of Zofin™ for the treatment of COPD. The Company and the CRO are currently working to initiate and complete enrollment in the trial which the Company expects to be completed during 2023, subject to the Company having sufficient working capital to finance the ongoing costs of the trial, as to all of which no assurance can be given.

●	In April 2021, the Company announced that the FDA had approved the IND application for its lead product, Zofin™, in the treatment of knee osteoarthritis. This approved trial design, will be a double blinded, placebo-controlled, phase I/II trial investigating the safety and potential efficacy of Zofin™ for patients suffering with knee osteoarthritis. The Company and the CRO are expected to begin working to initiate the trial once the Company has advanced the Long Hauler and COPD trials to desired levels. The commencement of this trial is subject to the successful negotiation and execution of definitive agreements with the site facility where the study patients will be treated and the Company having sufficient working capital to finance the ongoing costs of the trial, as to all of which no assurance can be given.

In April 2021, we announced that an initial trial of ten COVID -19 patients in India conducted by CWI India, our Indian partner, generated positive results. The trial had been conducted by CWI India, our Indian partner with whom we had entered a product testing and distribution agreement in February 2021, to collaborate on a study or studies to evaluate the effects of Zofin™ on moderate to severe COVID-19 patients in India. The ten patients in the initial trial were treated at hospitals in Bangalore, Kozhikode and Chennai, and all ten patients recovered from their symptoms and were discharged from the hospital. Based on the initial results of this trial, CWI India has since been seeking to obtain government approval to conduct an expanded trial of up to sixty-five patients with moderate to severe COVID-19, who were to be treated at these hospitals. To date, CWI India has not yet obtained the required approval and it is uncertain if they will ultimately be successful in doing so. The Company currently does not anticipate that this clinical trial will advance any further with CWI India.

In May 2021, the Company announced that its Zofin™ therapy has been approved by Pakistani regulators to be used for a treatment of a named COVID-19 patient hospitalized at the Pakistan Institute of Medical Sciences on compassionate grounds. In addition to this compassionate grounds authorization, Organicell received further indications from the Pakistani regulators to begin a broader trial of Zofin™ with up to 60 additional patients suffering from moderate to severe COVID-19. The Company has already shared data with Pakistani regulatory authorities in the country in support of this effort. To date, the Company and the Company’s Pakistani partner for the proposed study have not yet obtained the required approval and the Company is uncertain if they will ultimately be successful in doing so. The Company currently does not anticipate that this clinical trial will advance any further with the Company’s Pakistani partner.

Recent Corporate Developments

Capital Raise and Corporate Restructuring Transaction

On August 19, 2022 (“Closing”), the Company consummated a $4.0 million capital raise and corporate restructuring transaction.

Stock Purchase Agreements

At Closing, the Company entered into stock purchase agreements (each, an “SPA” and collectively, the “SPAs”) with Skycrest Holdings, LLC (“Skycrest”), Greyt Ventures LLC (“Greyt”), Beyond 100 FZE (“Beyond 100”) and Smart Co. Holding Pte. Ltd. (“Smart Co,” and together with Skycrest, Greyt and Beyond 100, individually, an “Investor” and collectively, the “Investors”).

Skycrest and Greyt are Nevada and Delaware limited liability companies, respectively, which are based in South Florida. Beyond 100 and Smart Co. are Dubai and Singapore corporations, respectively, affiliated with Dr. Bhupendra Kumar Modi, a well-known industrialist and entrepreneur in India and Singapore.

Pursuant to the SPAs, the Company issued each Investor 50,000,000 shares of the Company’s common stock (“Shares”) at a price of $0.02 per Share ($1,000,000). In addition, under the SPAs with Skycrest and Greyt, the Company issued each of them 50 shares of newly designated Series C Non-Convertible Preferred Stock (the “Series C Preferred Shares”).

The Series C Preferred Shares vote together with Shares of our common stock as a single class on all matters presented to a vote of stockholders, except as required by law and entitle Skycrest and Greyt to each exercise 25.5% of the total combined voting power of the Company, without regard to the number of shares of common stock outstanding. The Series C Preferred Shares are not convertible into common stock, do not have any dividend rights and do have a nominal liquidation preference. The Series C Preferred Shares also have certain protective provisions, such as requiring the vote of a majority of Series C Preferred Shares to change or amend their rights, powers, privileges, limitations and restrictions. The Series C Preferred Shares are automatically redeemed by the Company for nominal consideration at such time as the holder owns less than 50% of the shares of common stock purchased pursuant to its SPA and shares of common stock issued or issuable upon exercise of the Consulting Warrants (as described below) or in the event the holder transfers or seeks to transfer the Series C Preferred Shares, other than by the laws of descent and distribution.

The SPAs with Skycrest and Greyt, also grant them the right, acting jointly, to designate a majority of the nominees to be elected to the Company’s board of directors at each annual meeting of the Company’s stockholders (the “Designation Right”). The Designation Right expires at such time as the Preferred Shares are no longer outstanding.

As a result of the issuance to Skycrest and Greyt of the Preferred Stock and the granting to them of the Designation Right, a “Change in Control” of the Company is deemed to have occurred.

The SPA with Beyond 100 grants that Investor a right of first refusal for a period of 18 months from Closing with respect to any bona fide offer, or proposal received by the Company from or agreement in principal reach by the Company with a third party to enter into an exclusive arrangement providing for manufacturing, distributing, licensing, and commercializing any of its existing and/or future products and services to be manufactured, licensed and/or distributed by the Company or any of its subsidiaries in India.

The SPAs also accord the Investors registration rights under the Securities Act, pursuant to which the Company has agreed to file a registration statement under the Securities Act with the SEC within 180 days of Closing and use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 60 days thereafter. The registration statement will cover the resale of the Shares pursuant to the SPAs, and in the case of Skycrest and Greyt, the Shares issued or issuable upon exercise of the Consulting Warrants. The SPAs also provide the Investors “piggy-back” registration rights with respect to their respective Shares.

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

Changes in the Board of Directors

At Closing, Albert Mitrani, Dr. Allen Meglin and Michael Carbonara stepped down as directors of the Company. On September 23, 2022, additional directors were appointed to the board, the majority of whom are “independent” in accordance with the rules and regulations of the SEC and the Nasdaq Stock Market, LLC.

Additional Private Sales of Common Stock

In addition to the securities issued in connection with the $4.0 million capital raise and corporate restructuring transaction described above, in August and September 2022, Organicell offered and sold 65,500,000 shares of common stock in four private transactions to four “accredited investors” for an aggregate purchase price of $2,620,000 or $0.04 per share.

All the above referenced securities were issued and sold pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act and the rules and regulations thereunder.

Tysadco Purchase Agreement

On September 1, 2022, the Company entered into a Purchase Agreement (the “ELOC Purchase Agreement”) with Tysadco Partners LLC, a Delaware limited company (“Tysadco”) and a Registration Rights Agreement with Tysadco.

Pursuant to the ELOC Purchase Agreement, Tysadco committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 worth of the Company’s common stock, over a period of 24 months from the effectiveness of the registration statement registering the resale of shares purchased by Tysadco pursuant to the ELOC Purchase Agreement. which registration statement was declared effective by the SEC on October 24, 2022.

Pursuant to the ELOC Purchase Agreement, on December 2, 2022, the Company submitted a put request to Tysadco to purchase 4,456,326 registered shares at a purchase price (as calculated pursuant to the ELOC Purchase Agreement) of $0.02244, for a total of $100,000. On December 5, 2022, Tysadco funded the put request and the Company issued the 4,456,326 shares to Tysadco. The proceeds from the share sale are being used for working capital and general corporate purposes.

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

Corporate Information

The Company was incorporated in the state of Nevada on August 9, 2011, under the name “Bespoke Tricycles Inc.,” changed its name to “Biotech Products Services and Research, Inc.” effective November 4, 2015, and assumed its current name of “Organicell Regenerative Medicine, Inc.”, by amendment to its Articles of Incorporation on June 20, 2018.

Our executive offices are located at 3321 College Avenue, Suite 246, Davie, FL 33134 and our telephone number is (888) 963-7881. Our corporate website is www.organicell.com. Information appearing on our website is not part of this Annual Report.

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

Despite the above, anecdotal and medical literature has shown an increased demand by patients for access to alternative medical therapies and treatments. Patients are seeking these alternatives to traditional allopathic medicine, due to the adverse events associated with traditional pharmaceuticals, risks associated with surgeries, and that traditional medicine and insurers are not addressing wellness or preventive medicine sufficiently. To address a wide variety of aging issues, safe alternatives to pathologies, including access to other treatments and pharmaceuticals and to achieve beneficial “elective” health treatments, we intend utilize the latest regenerative technologies. These alternative pathways to date have had significant restrictions because of regulations imposed by the FDA, other regulatory bodies and insurers due to lack of randomized controlled studies, yet many published case series demonstrate safety and efficacy. Patients and consumers are looking to safe alternatives compared more traditional medicine, including the following:

●	Cellular/ Tissue based therapies

○	Adipose-derived stromal vascular fraction

○	Bone marrow-derived stem cell therapies

○	Peripheral blood derived therapies (i.e., platelet rich plasma);

○	Placental-based therapies

Ø	Technology documented since 1910 for safety and efficacy, tissue processed from human amniotic membrane and fluid, donated by consenting mothers delivering a full-term healthy baby by scheduled Caesarean section, avoiding any ethical or moral concerns, proven safety record, case series documented success in a multitude of systemic and local pathologies

○	Growth factor, cytokine therapies

●	Anti-Aging

○	Supplements

Ø	Vitamin

Ø	Mineral

Ø	Medical foods

○	Weight control

○	Topical lotions and creams for the largest organ the skin

●	Nontraditional medical alternatives

○	Acupuncture

○	Naturopathic

○	Chiropractic

●	Self-directed

○	Meditation

○	Yoga

○	Tai Chi

Currently, patients who desire alternative treatments rely on the following options:

●	Medical Tourism

○	In United States

○	Off-shore United States

Ø	Central and South America

Ø	Caribbean

Ø	Europe

●	Consulting directly with physicians knowledgeable in providing regenerative medical services

●	Unlicensed life coaches

Current Business Strategy

Our current business strategy is to achieve the following goals and milestones:

●	Execute on our current strategy to complete existing clinical studies and secure approval to commence additional studies for other specific indications that we identify that the use of our products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available;

●	Perform clinical based studies associated with the use of our products (independently and/or in conjunction with Providers, Manufacturers, Government Agencies and Educational Institutions) and seek accelerated approval where available for each product application in accordance with the 21st Century Cures Act (“Cures Act”) and/or through the granting of an FDA-approved biologics application (“BLA”) to allow products to be lawfully marketed and/or sold in the United States;

●	Assure the Company maintains compliance with existing and the anticipated changes to FDA regulations, including the guidance related to the use and sale of tissue-based products (“HCT/Ps”) which was published in November 2017 and took effect in May 2021 (postponed from November 2020 due to the COVID-19 pandemic), as well as readiness to respond to ongoing future changes to regulations impacting our products;

●	Continue to expand our laboratory facilities to meet expected production, processing and research requirements;

●	Engage high profile and industry recognized medical advisors, researchers and/or scientists to help identify and develop new and emerging technologies concerning biologics and to assure our Products remain cutting edge and competitive to products offered by other companies;

●	Identify alternative products and services to (a) offset any potential decline in revenues resulting from FDA limitations on the sales and distribution of our existing products currently being sold and distributed and/or future expected FDA restrictions on RAAM products; and (b) provide our Providers with alternative product and treatment options to remain competitive with the market and our Providers to meet the needs and demands of their patients;

●	Identify sources of exclusive and superior suppliers of RAAM products and/or raw materials used by us in processing our RAAM products;

●	Identify strategic relationships and acquisition targets that would enhance and/or accelerate the growth of the Company; (a) existing raw material and/or medical device suppliers or owners of IP associated with existing and/or additional desired RAAM products, (b) alliances with Providers that specialized in RAAM products, and/or (c) alliances with marketing and distribution companies of RAAM products;

●	Develop and expand operations to provide for growth of our revenues

○	Expand our sales market and network of Providers within and outside of the United States to increase revenues for RAAM related products through:

●	Hiring additional in-house sales personnel;

●	Selectively engaging independent distributors;

●	Marketing private label products to distributors;

●	Increasing market recognition for our Organicell brand from: marketing and participating in industry trade shows;

○	Increase the number of RAAM product offerings for various modalities using proprietary processing, formulas and administration techniques, including the Company’s new product PPX™; and

○	Extend our referral network of Providers based on:

●	Superior product offerings;

●	Demonstrating a realistic and executable regulatory roadmap to assure Company and product compliance with current and anticipated FDA regulations; and

●	Developing and providing educational support to Providers regarding our products and regulatory concerns;

●	Secure additional working capital

○	Fund shortfalls in working capital to fund ongoing expenses and required payments to vendors and creditors until revenues are stabilized;

○	Fund ongoing costs to complete current pipeline of clinical trials as well as future clinical trials;

○	Fund capital expenditures associated with maintaining compliance of our facilities and products;

○	Fund our strategy to develop and expand our revenues for the sales and distribution of RAAM related products described above;

○	Hire additional personnel to support our growth and planned expansion; and

○	Enhance our CRM, e-commerce and ERP capabilities to facilitate marketing, sales and distribution functionality and accounting for our operations.

●	Enhance Company Corporate Governance

○	Continue to develop and expand the Company’s internal control policies; and

○	Continue to explore previously announced plans to uplist the Company to Nasdaq for the purpose of enhancing interest and investment opportunities for the Company once the Company is able to demonstrate compliance with initial listing requirements, including minimum share price and stockholder’s equity thresholds.

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

Marketing and Sales

Currently, we market our RAAM products and services to a network of Providers through in-house, contracted sales personnel and/or from independent distributors. As of the date of this Annual Report, we had one in-house salesperson who marketed our RAAM products and services. In addition, we had arrangements with several independent distributors that were marketing and distributing our products. We intend in the future to expand our in-house sales force and independent distributors as our working capital improves, our product line expands and as volumes increase. We also intend to develop and offer ongoing training seminars to provide the best possible information on the latest advances on anti-aging, and regenerative medicine to Providers.

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

Intellectual Property

The table below sets forth a summary of our intellectual property rights.

Patents:	None

Patent Applications:	Organicell™ has two U.S. Patent Applications on file for its Organicell™ line of products and the proprietary techniques used for processing perinatal fluid.
U.S. Patent Application No. 17/226,587
Titled: COMPOSITIONS COMPRISING NANOPARTICLES, METHOD OF MAKING AND USES THEREOF
Filed: April 9, 2021
Inventor: Maria Ines Mitrani
Applicant: Organicell Regenerative Medicine, Inc.

Assignment: MARIA INES MITRANI (Assignor), ORGANICELL REGENERATIVE MEDICINE, INC. (Assignee)
Recorded: April 9, 2021
Real/Frame: 055878 / 0801 & 055878 / 0900

U.S. Patent Application No. 17/990,522 (Continuation of 17/226,587)
Titled: COMPOSITIONS COMPRISING NANOPARTICLES, METHOD OF MAKING AND USES THEREOF
Filed: November 18, 2022
Inventor: Maria Ines Mitrani
Applicant: Organicell Regenerative Medicine, Inc.
Assignment: MARIA INES MITRANI (Assignor), ORGANICELL REGENERATIVE MEDICINE, INC. (Assignee)
Recorded: April 9, 2021
Real/Frame: 055878 / 0801 & 055878 / 0900

Organicell™ has twenty-five Ex-US Patent Applications on file for its Organicell™ line of products and the proprietary techniques used for processing perinatal fluid. These Applications are national stage entries of:
International Patent Application No. PCT/IB2021/052982
Titled: COMPOSITIONS COMPRISING NANOPARTICLES, METHOD OF MAKING AND USES THEREOF
Filed: April 10, 2021
Inventor: Maria Ines Mitrani
Applicant: Organicell Regenerative Medicine, Inc.

Assignment: MARIA INES MITRANI (Assignor), ORGANICELL REGENERATIVE MEDICINE, INC. (Assignee)

Country: Australia
Application Number: 2021253889
Filing Date: April 10, 2021

Country: Brazil
Application Number: BR112022020441-8

Filing Date: April 10, 2021

Country: Canada

Application Number: Not Yet Assigned

Filing Date: April 10, 2021

Country: China

Application Number: Not Yet Assigned

Filing Date: April 10, 2021

Country: Colombia

Application Number: NC2022/0015966

Filing Date: April 10, 2021

Country: Costa Rica

Application Number: 2022-570

Filing Date: April 10, 2021

Country: Ecuador

Application Number: SENADI-2022-86300

Filing Date: April 10, 2021

Country: Europe

Application Number: 21784900.9

Filing Date: April 10, 2021

Country: Indonesia

Application Number: P00202212337

Filing Date: April 10, 2021

Country: Israel

Application Number: 297195

Filing Date: April 10, 2021

Country: India

Application Number: 202217062549

Filing Date: April 10, 2021

Country: Japan

Application Number: 2022-562119

Filing Date: April 10, 2021

Country: Republic of Korea

Application Number: 10-2022-7039360

Filing Date: April 10, 2021

Country: Saint Lucia

Application Number: Not available

Filing Date: April 10, 2021

Country: Mexico

Application Number: MX/a/2022/012692

Filing Date: April 10, 2021

Country: Malaysia

Application Number: PI2022005623

Filing Date: April 10, 2021

Country: Nigeria

Application Number: Not available

Filing Date: April 10, 2021

Country: New Zealand

Application Number: 793562

Filing Date: April 10, 2021

Country: Panama

Application Number: 94165-01

Filing Date: April 10, 2021

Country: Philippines

Application Number: 1-2022-552738

Filing Date: April 10, 2021

Country: Qatar

Application Number: QA/202210/0000698

Filing Date: April 10, 2021

Country: Saudi Arabia

Application Number: 522440872

Filing Date: April 10, 2021

Country: Singapore

Application Number: 11202253965C

Filing Date: April 10, 2021

Country: Thailand

Application Number: 2201006618

Filing Date: April 10, 2021

Country: Vietnam

Application Number: 1-2022-06884

Filing Date: April 10, 2021

Country: South Africa

Application Number: 2022/11630

Filing Date: April 10, 2021

Country: Jordan

Application Number: PCT/JO/2022/259

Filing Date: April 10, 2021

Organicell™ has a U.S. Patent Application on file for its Organicell™ PPX product and the proprietary techniques used in the administration of blood-derived exosomes to treat pain.
U.S. Patent Application No. 18/063,227
Titled: COMPOSITIONS AND METHODS FOR TREATING PAIN WITH EXTRACELLULAR VESICLES
Filed: December 8, 2022
Inventors: Maria Ines Mitrani, Michael Bellio, and Albert Mitrani
Applicant: Organicell Regenerative Medicine, Inc.

Organicell™ has an International Patent Application on file for its Organicell™ PPX product and the proprietary techniques used in the administration of blood-derived exosomes to treat pain
International Patent Application No. PCT/US2022/081146
Titled: COMPOSITIONS AND METHODS FOR TREATING PAIN WITH EXTRACELLULAR VESICLES
Filed: December 8, 2022
Inventors: Maria Ines Mitrani, Michael Bellio, and Albert Mitrani
Applicant: Organicell Regenerative Medicine, Inc.

Organicell™ has a U.S. Provisional Patent Application on file for its Organicell™ updated line of products and proprietary techniques used for processing perinatal fluid.
U.S. Provisional Patent Application No. 63/379,559
Titled: NANOPARTICLE COMPOSITIONS AND METHODS
Filed: October 14, 2022
Inventors: Maria Ines Mitrani
Applicant: Organicell Regenerative Medicine, Inc.
Conversion Filing Deadline: October 14, 2023

Trademarks:	Word Mark: ZENOX
Goods/Services: Radiation sterilized biologically derived products developed from perinatal tissue material in the nature of cultured biological tissue and non-cultured biological tissue, for aesthetic purposes, other than for medical or veterinary purposes (IC 001)
Serial Number: 90331202
Filing Date: November 19, 2020
Owner: Organicell Regenerative Medicine, Inc.
Status: Abandoned on March 21, 2022

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
Status: Abandoned on March 21, 2022

Word Mark: XENOX
Goods/Services: Radiation sterilized biologically derived products developed from perinatal tissue material in the nature of cultured biological tissue and non-cultured biological tissue, for aesthetic purposes, other than for medical or veterinary purposes (IC 001)
Serial Number: 97075336
Filing Date: October 14, 2021
Owner: Organicell Regenerative Medicine, Inc.
Status: Abandoned on January 20, 2023

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
Status: Abandoned January 20, 2023

Word Mark: XOTIN
Goods/Services: Biologically derived nanoparticles, namely, exosomes and extracellular vesicles, developed from perinatal tissue material for aesthetic purposes, other than for medical or veterinary purposes (IC 001)
Serial Number: 90168590
Filing Date: September 9, 2020
Owner: Organicell Regenerative Medicine, Inc.
Status:	Registered. Registration Number: 6847416 Registration date: September 13, 2022

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
Status: Registered Registration Number: 6815780 Registration date: August 9, 2022

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
Owner: Organicell Regenerative Medicine, Inc.
Status: Notice of allowance issued May 18, 2021; A third request for extension of time to file a Statement of Use has been granted.

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
Status: Registered Registration Number: 6647223 Registration date: February 15, 2022

Word Mark: Organicell
Goods/Services: Non-medicated anti-aging serum; non-medicated skin serums; all of the aforementioned goods are made in whole or in substantial part of organic ingredients (IC 003)
Serial Number: 87311045
Filing Date: January 23, 2017
Owner: Organicell Regenerative Medicine, Inc.
Registration Number: 5289671
Registration Date: September 19, 2017
Status: Live

Word Mark: PATIENT PURE X - PPX
Goods/Services: plasma extracts for medical use, namely, plasma extract containing purified and concentrated exosomes derived from whole human blood (IC 005)
Serial Number: 88771931
Filing Date: January 24, 2020
Owner: Organicell Regenerative Medicine, Inc.
Status: Registered Registration Number: 6654296 Registration date: February 22, 2022

Word Mark: PATIENT PURE X - PPX
Goods/Services: plasma processing services for others, namely, extracting purified and concentrated exosomes based on whole blood harvested from patients for use by hospitals, clinics, or other organizations or persons involved in delivering healthcare services to patients (IC 040)
Serial Number: 88771934
Filing Date: January 24, 2020
Owner: Organicell Regenerative Medicine, Inc.
Status: Registered Registration Number: 6654297 Registration date: February 22, 2022

Pursuant to our employment agreements with our executives, all work product that is created, prepared, produced, authored, edited, amended, conceived or reduced to practice by each executive individually or jointly with others during the period of their employment by the Company and relating in any way to the business or contemplated business, research or development of the Company (regardless of when or where the Work Product is prepared or whose equipment or other resources is used in preparing the same), as well as any and all rights in and to copyrights, trade secrets, trademarks (and related goodwill), patents and other intellectual property rights therein arising in any jurisdiction throughout the world and all related rights of priority under international conventions with respect thereto, including all pending and future applications and registrations thereof, and continuations, divisions, continuations-in-part, reissues, extensions and renewals thereof (collectively, “Intellectual Property Rights”), the sole and exclusive property of the Company. All of the Work Product consisting of copyrightable subject matter shall be deemed “work made for hire” as defined in 17 U.S.C. § 101 and such copyrights are therefore owned by the Company or if not applicable, deemed to be irrevocably assigned to the Company, for no additional consideration. The Intellectual Property Rights in any “Pre-existing Materials” included contained in the Work Product shall be retained by the executive but the executive shall be deemed to have granted to the Company an irrevocable, worldwide, unlimited, royalty-free license to use, publish, reproduce, display, distribute copies of, and prepare derivative works based upon, such Pre-Existing Materials and derivative works thereof. The Company may not assign, transfer and sublicense such rights to others without executive’s consent, other than to a wholly owned subsidiary of the Company. The executive shall provide written notice to the Company’s Chief Executive Officer therein notifying the Company new intellectual property including the Pre-Existing Materials.

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

We have not obtained any opinion or ruling regarding the Company’s operations and whether the processing, sales and distribution of the products we currently produce would be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s. However, we do not believe that our products fall within these guidelines and intend to vigorously defend against any adverse interpretation by the FDA on the classification of our products that may be deemed as falling under this defined regulation, if any. Notwithstanding the foregoing, we are undertaking efforts on an ongoing basis to mitigate any potential risks associated with an adverse ruling by the FDA and the subsequent limitations on our ability to continue to generate revenues from the sale of our products in the United States until the Company obtains the required licenses. The efforts include continuing with clinical trials both domestically and internationally, expanding sales internationally and developing new product offerings and/or designations of products that would not fall under these regulations, including the Company’s recent launching of PPX™.

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

The primary competitive products in this space and which are now subject to being classified as an HCT/P product that must meet current regulatory guidelines and require IND approvals, clinical trials, and ultimately biologic license are allogenic products derived from perinatal sources or blood/bone sources including placental powders, placental frozen tissues or liquids, cord blood derived products, and Wharton’s jelly derived products. As a result of this increased regulatory oversight of HCT/P’s, competitors have begun shifting their product portfolios to autologous solutions including serums derived from blood, bone marrow, and adipose tissue. These products are the fastest growing sector of regenerative medicine due to their compliant regulatory position with the FDA.

Allogenic competitors are primarily producer-distributor companies which historically included Predictive Biotech, Kimera Labs, MiMedix Group, Inc., Invitrx Therapeutics, Liveyon, BioD (“dermaSciences”), Signature Biologics, Direct Biologics and Vitti Labs LLC, as well as a number of distributors who sell white-labeled products from those producer-distributor entities. Additionally, there are a variety of accredited blood, bone, and soft tissue banks that we historically competed against, including Utah Cord Bank and Cord for Life. Currently one of the largest companies in the autologous segment is Regenexx. We also expect to see the growth of many additional autologous equipment manufacturers during 2023, including APEX Biologix LLC.

In connection with the new FDA regulations that went into effect in May 2021 described above, the Company believes that several of the largest perinatal product manufacturers in the United States, Predictive Biotech and Utah Cord Bank, have closed their operations. In addition, the FDA has indicated that hundreds of other manufacturers and clinics have already received warning letters of violations of the new FDA regulations, including Vitti Labs LLC. To date, the Company has not received any warning letters or correspondence from the FDA indicating that our products were not in compliance with the current FDA regulations.

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

21st Century Cures Act

In December 2016, President Obama signed the 21st Century Cures Act (the “Cures Act”) into law. The Cures Act includes many provisions that aim to speed up the process of bringing new drugs and devices to market. One of the Cures Act’s most significant amendments to the Federal Food, Drug and Cosmetic Act allows the FDA to grant accelerated approval to regenerative medicine products, while also providing the agency with wide discretion on creating new approaches to regenerative medicine. This legislative development is the result of increased pressure from patients and other stakeholders to move regenerative medicine advancements more quickly from the lab into the clinic.

Specifically, the new accelerated approval pathway authorized by the Cures Act allows certain regenerative medicine products to be designated as “regenerative advanced therapy” and become eligible for priority review by FDA. To qualify for this pathway, the product must be aimed at a serious disease and have the potential to deal with currently unmet medical needs. It must also meet the Cures Act’s new definition of a regenerative advanced therapy, which is defined as “cell therapy, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, except for those regulated solely under section 361 of the Public Health Service Act.” This broad definition would seem to encompass the majority of regenerative medicine products known to be currently in the development stages.

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

The Cures Act also requires the FDA to work with the National Institute of Standards and Technology (“NIST”) and other stakeholders to develop standards and consensus definitions for regenerative medicine products. Such standards are expected to play a large role in advancing this nascent industry by allowing companies to rely on FDA-recognized standards, rather than creating and validating their own as is the case today.

The Cures Act attempts to create a research network and a public-private partnership to assist developers in generating definitive evidence about whether their proposed therapies indeed provide clinical benefits that are hoped for. The Cures Act also requires the FDA to track and report the number and type of applications filed for regenerative medicine products, including the number of products approved through the new accelerated approval pathway. The law also includes provisions that require the FDA to publish guidance on how it will design and implement an approval process for regenerative medicine devices.

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

The FDA has indicated it intends to focus enforcement actions on “products with higher risk,” taking into account factors such as non-autologous (allogeneic) use, the route of administration, the site of administration, and whether the product is intended for homologous or non-homologous use. For example, HCT/Ps administered via intravenous injection or infusion, aerosol inhalation, intraocular injection, or injection or infusion into the central nervous system, will be prioritized over HCT/Ps administered by intradermal, subcutaneous, or intra-articular injection. Similarly, HCT/Ps intended for non-homologous use, particularly those intended to treat serious or life-threatening conditions, “are more likely to raise significant safety concerns than HCT/Ps intended for homologous use.”

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

New Draft Guidance Documents

The two draft guidances provide important information to help spur development and access to innovative regenerative therapies. The first draft guidance, which builds off the regenerative medicine provisions in the Act, addresses how the FDA intends to simplify and streamline its application of the regulatory requirements for devices used in the recovery, isolation, and delivery of regenerative medicine advanced therapies, including combination products. The guidance specifies that devices intended for use with a specific RMAT (as defined below0 may, together with the RMAT, be considered to comprise a combination product.

The second draft guidance describes the expedited programs that may be available to sponsors of regenerative medicine therapies, including the new Regenerative Medicine Advanced Therapy (“RMAT”) designation created by the Cures Act, Priority Review, and Accelerated Approval. In addition, the guidance describes the regenerative medicine therapies that may be eligible for RMAT designation – including cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, as well as gene therapies that lead to a durable modification of cells or tissues (including genetically modified cells).

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

FDA Compliance Steps

To date, the Company has obtained certain IND and eIND approvals from the FDA, including applicable IRB approvals which authorized the Company to commence clinical trials or treatments in connection with the use of Zofin™ and related treatment protocols.

In connection with the Company’s approved eINDs, the approvals authorize physicians to treat their patients with Zofin™ under a specified protocol when there is no comparable or satisfactory therapy option available for an individual patient who has a serious or immediately life-threatening disease. These are not formal clinical trials and the Company is not given access to full patient data associated with such treatments. Following FDA’s reporting requirements, the Company submitted an annual report for all of the eINDs to the FDA to formally close each of the eINDs. The annual report consists of a written summary of the results including any adverse effects.

For each of the Company’s approved eIND’s described below, the approved protocol consisted of administering three or four individual doses of Zofin™ over an 8-day period and monitoring the patient for a period of 21-days from the date of administering the initial dose.

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

For each of the patients that have been treated under the Company’s approved eIND’s described below, the Company had endeavored to obtain initial and follow-up patient information beginning with the initial date that Zofin™ was administered. As stated earlier, the collection of this information was not required by applicable FDA regulations, but the Company desired to obtain such information in an effort to support and improve its ongoing research and development activities. The patient outcome information provided below for each eIND identified is based on information provided by the patient’s treating physicians, has not been audited and/or verified by the Company or by any independent third party for accuracy or completeness and the Company does not make any representations as to the accuracy or completeness of such information. Furthermore, the Company is not making any claims and/or inferences as to any direct or indirect correlation of the reported patient outcomes and the use of Zofin™ by providing such information.

1.	eIND#22370 approved on 05/11/2020 - Treatment for Acute hypoxic respiratory failure with ARDS secondary to COVID-19 infection for single patient. Patient required mechanical ventilation prior to treatment and developed acute metabolic encephalopathy with ICU delirium along with acute kidney injury and anemia. The patient was treated in May 2020. Patient’s respiratory function at 21-days post treatment, transitioned from a 21% t-collar to room air PMV and decannulation on day 26. The physician reported that patient was discharged from hospital after 29-days post treatment. The single eIND was closed during FDA’s annual reporting.

2.	eIND#22371 approved on 05/11/2020 - Treatment for Acute hypoxic respiratory secondary to bilateral pneumonia secondary to COVID-19 with ARDS for single patient. Patient had also developed acute kidney failure due to sepsis and was placed on hemodialysis. The patient was treated in May 2020. During the course of the treatment, patient’s respiratory function transitioned from CPAP 5 PS 10 30% ventilation to 30% T-Collar ventilation by day 28. The patient’s acute delirium improved. During the observational 21-day period, the physician reported that the patient remained in the step-down unit and required regular hemodialysis treatment due to the kidney injury. The physician reported that the patient passed away 104 days after treatment. The single eIND was closed during FDA’s annual reporting.

3.	eIND#22897 approved on 05/29/2020 - Treatment for Acute respiratory failure with hypoxia, secondary to COVID-19 with ARDS for single patient. Patient had respiratory impairment due to ARDS and an acute kidney injury that required regular hemodialysis. The patient was treated in June 2020. After receiving the treatment, the patient’s respiratory function improved with a complete decannulation from oxygen therapy by day 4. The patient had a complete recovery of renal function, with decreased creatinine concentration levels, and was removed from hemodialysis by day 17. The physician indicated that the patient was discharged 26-days post treatment initiation. The single eIND was closed during FDA’s annual reporting.

4.	eIND#25426 approved on 07/24/2020 - Treatment of COVID-19 positive for single patient. The patient was treated in July 2020. The patient was experiencing fatigue, cough, and shortness of breath at rest and upon exertion. At baseline, the patient’s oxygen saturation was 94% with elevated inflammatory biomarkers TNF-a, IL-6, CRP, and D-dimer. Patient reported improvement in fatigue, cough, and shortness of breath by day 21. Furthermore, inflammatory biomarkers IL-6, CRP, and TNF-alpha all decreased into normal range within 21 days. The physician indicated that the patient reported returning to normal activity by day 28. The single eIND was closed during FDA’s annual reporting.

5.	eIND#25888 approved on 8/01/2020 - Treatment of post COVID-19 complication for single patient. The patient was treated in August 2020. Patient was experiencing shortness of breath, fevers, total malaise, arthropathies vomiting, diarrhea, headaches, and loss of smell. At baseline, bilateral pneumonia with shortness of breath was the primary factor that lead to the long-hauler diagnosis. Blood oxygen saturation level was 95%. The patient began to experience improvements in shortness of breath complications early in the treatment protocol. By the conclusion of the study, the physician indicated that the patient returned to normal with no observation of impairments or respiratory distress. The single eIND was closed during FDA’s annual reporting.

6.	eIND#26560 approved on 8/17/2020 - Treatment of post-COVID-19 complications for single patient. The patient was treated in August 2020. At baseline, the patient reported prolonged fatigue and shortness of breath. No abnormalities were found in chest x-ray images, oxygen saturation, or inflammatory biomarkers. 20 days post treatment, the physician indicated that the patient continued to experience post-COVID-19 fatigue, shortness of breath, muscle aches, and hair loss. The single eIND was closed during FDA’s annual reporting.

7.	eIND#26561 approved on 8/17/2020 - Treatment of post-COVID-19 complications for single patient. The patient was treated in August 2020. At baseline, the patient reported prolonged fatigue, shortness of breath, body aches and headaches. Significant improvements in fatigue, mental fog, and shortness of breath with exertion were reported 3 days after the 3rd dose. The physician indicated that the patient refused to have further follow up 3 days after the 3rd dose. The single eIND was closed during FDA’s annual reporting.

8.	eIND#26676 approved on 8/20/2020 - Treatment of respiratory failure due to COVID-19 infection for single patient. The patient was treated in August 2020. Patient was in ICU in severe critical condition prior to initiation of the treatment. The physician indicated that the patient passed away 5 days after initiation of the treatment, having received two of the three doses of Zofin™ as per the protocol. The single eIND was closed during FDA’s annual reporting

9.	eIND#26700 approved on 8/21/2020 - Treatment for ARDS associated with COVID-19 for a single patient. The patient was treated in August 2020. Patient was in ICU in severe critical condition prior to initiation of the treatment. The physician indicated that the patient passed away 7 days after initiation of the treatment, having received two of the three doses of Zofin™ as per the protocol. The single eIND was closed during FDA’s annual reporting.

10.	eIND#26776 approved on 8/25/2020 - Treatment of COVID-19 positive for single patient. The patient was treated in September 2020. Patient was experiencing significant fatigue, cough, and shortness of breath; inflammatory biomarker CRP was also elevated at baseline. Initial O2 saturation levels fluctuated from 88-95%. Significant improvements were first noted 2 days after the 2nd dose including a decrease in fever and overall improvement in wellbeing. At day 14, the physician reported that the patient returned to work, with a resolution of all reported symptoms. The patients O2 saturation returned to a stable 98% and CRP biomarker levels decreased to normal levels by day 14. The single eIND was closed during FDA’s annual reporting.

11.	eIND#26777 approved on 8/25/2020 - Treatment of COVID-19 positive for single patient. The patient was treated in September 2020. At baseline, patient was experiencing symptoms of fever, fatigue, cough, and shortness of breath. Patient first reported 25% improvement after the first dose and 95% improvement 2 days after the second dose. At the day 8 time point, the only clinical feature still present was an occasional cough. The physician reported that the patient returned to work 24 hours after the 3rd dose. The single eIND was closed during FDA’s annual reporting.

12.	eIND#26864 approved on 9/05/2020 - Treatment of COVID-19 positive for single patient. The patient was treated in September 2020. Patient was in ICU in severe critical condition, on ECMO, prior to initiation of the treatment. The patient received 4 doses of Zofin™ and the physician indicated that the patient remained stable on ECMO 21 days after the 1st dose. The physician reported that the patient passed away 41 days after treatment initiation. The single eIND was closed during FDA’s annual reporting.

13.	eIND#26821 approved on 9/22/2020 - Treatment of post COVID-19 complications for single patient. The patient was treated in September 2020. At time of initiation of the treatment, the patient reported symptoms to include generalized myalgias, headaches and fatigue. On day 60, the physician indicated that the patient reported marked improvement with arthralgias and achiness but still had complaints of fatigue, headaches and shortness of breath. The single IND was closed during FDA’s annual reporting.

14.	eIND#26964 approved on 10/10/2020 - Treatment for ARDS associated with COVID-19 for single patient. The patient was treated in October 2020. Patient was in ICU for 16 days and in severe critical condition receiving 100% FiO2, PC mode of ventilator and PEEP 10 prior to initiation of treatment. The physician reported that the patient passed away 1 day after treatment initiation (only 1 dose of the protocol was administered). The single eIND was closed during FDA’s annual reporting.

15.	eIND#26972 approved on 10/14/2020 - Treatment for ARDS associated with COVID-19 for single patient. The patient was treated in October 2020. Patient was in ICU in severe critical condition prior to initiation of the treatment. The physician reported that the patient passed away 13 days after initiation of the first dose and having only received 2 of the 4 doses as per the protocol. The single eIND was closed during FDA’s annual reporting.

16.	eIND#26978 approved on 10/16/2020 - Treatment for ARDS associated with COVID-19 for single patient. The patient was treated in October 2020. Patient was in ICU suffering with pneumonia and respiratory failure. Initiation of treatment was 6-days post hospital admission and the patient received a total of 4 doses of Zofin™. Physician reported patient was discharged and reported to be in stable condition with complete respiratory improvement. The single eIND was closed during FDA’s annual reporting.

17.	eIND#27128 approved on 12/04/2020 - Treatment of mild to moderate symptoms of COVID-19 for a single patient. The patient was treated in December 2020. Clinical features prior to infusion included low-grade fever, chills, muscle and joint aches, severe headaches, dry cough, feeling slightly breathless and fatigue. Upon day 13, physician reported the patient had less muscle and joint aches and increased energy. The single eIND was closed during FDA’s annual reporting.

18.	eIND#27165 approved on 12/15/2020 - Treatment of COVID-19 pneumonia and respiratory failure with ARDS for a single patient. The patient was treated in December 2020. Patient had a severely debilitating medical situation following COVID-19. Prior to the use of Zofin™, patient required use of 100% oxygen non-rebreather face mask. The physician reported that the patient passed away 75 days after only receiving the initial dose of the protocol (only 1 dose of Zofin™ was administered, the patient refused the second and third doses at day 4 and 8 as prescribed by the protocol). The single eIND was closed during FDA’s annual reporting.

19.	Expanded Access to Zofin™ (Organicell™ Flow) approved on 09/24/2020 - Treatment of Patients with COVID-19 Outpatient and Inpatient Population. The IRB was approved by the Institute of Regenerative and Cellular Medicine on December 16, 2020 (approval number: IRCM-2020-269). The trial was conducted at United Memorial Medical Center in Houston, Texas. The study enrolled a total of 11 subjects: adults between the age of 35 to 69 who were fighting COVID-19 infection and presented respiratory fatigue with and without exertion, cough, and shortness of breath and met all inclusion/exclusion criteria. One patient withdrew before receiving any doses of Zofin™. Two subjects withdrew at day 14 post treatment with Zofin™. As a result, eight subjects completed the day 30 follow-up and are included in the data analysis. The administration of Zofin™ in the trial was well tolerated in all enrolled subjects, with no adverse events. Chest X-ray data demonstrated that 75% of subjects had bilateral opacities caused by COVID-19 infection at day 0 (baseline), prior to treatment with Zofin™ and thirty (30) days after Zofin™ treatment, chest X-ray data showed 83% of treated subjects had normal lung imaging, indicating complete recovery. Upon such time that Organicell enrolls and submits additional patient data from the above-mentioned study, Organicell intends to submit the updated results of the trial to the FDA for approval of an amendment to the Company’s previously approved IND (NCT04384445) to perform a placebo-controlled Phase II clinical trial to confirm safety and efficacy in a randomized fashion.

20.	IND # 19881 approved on 04/30/2020 - A Phase I/II Randomized, Double Blinded, Placebo Trial to Evaluate the Safety and Potential Efficacy of Intravenous Infusion of OrganicellTM Flow for the Treatment of Moderate to Severe Acute Respiratory Syndrome (SARS) Related to COVID-19 Infection vs Placebo. IRB was approved by the Institute of Regenerative and Cellular Medicine (“IRCM”) on 06/04/2020 (approval number: IRCM-2020-254). The clinical trial is currently in process. A total of ten patients have been enrolled to the study thus far and currently the clinical trial is not enrolling subjects due to the challenges of enrolling the remaining study population.

21.	IND #27378 approved on 06/24/21. A Phase I/II Randomized, Double Blinded, Placebo Trial to Evaluate the Safety and Potential Efficacy of Intravenous Infusion of Zofin™ (Organicell™ Flow) for the Treatment of Post COVID-19 Complications “Long Haulers” vs Placebo. The trial, organized and operated through the CRO, has enrolled a total of 3 participants through January 15, 2023 and the Company expects the full enrolment of 30 patients to be completed no later than December 2023. Based on the timing to successfully enroll all patients during 2023, the Company plans to complete the trial during 2024 subject to the Company having sufficient working capital to finance the ongoing costs of the trial, as to all of which no assurance can be given.

22.	IND # 23198 approved on 01/27/2021. A Phase I/II Double Blinded, Placebo Trial to Evaluate the Safety and Potential Efficacy of Intravenous Infusion of Zofin™ (Organicell™ Flow) for the Treatment of patients diagnosed with chronic obstructive pulmonary disease (COPD). The Company and the CRO are currently working to initiate and complete enrollment in the trial which the Company expects to be completed during 2023, subject to the Company having sufficient working capital to finance the ongoing costs of the trial, as to all of which no assurance can be given.

23.	IND # 23788 approved on 04/06/2021. A Phase I/II Randomized, Double Blinded, Placebo Trial to Evaluate the Safety and Potential Efficacy of Zofin™ Infused Intravenously in Patients Suffering with Knee Osteoarthritis vs Placebo. The Company and the CRO are expected to begin working to initiate the trial once the Company has advanced the Long Hauler and COPD trials to desired levels. The commencement of this trial is subject to the successful negotiation and execution of definitive agreements with the site facility where the study patients will be treated and the Company having sufficient working capital to finance the ongoing costs of the trial, as to all of which no assurance can be given.

24.	In April 2021, we announced that an initial trial of ten COVID -19 patients in India conducted by CWI India, our Indian partner, generated positive results. The trial had been conducted by CWI India, our Indian partner with whom we had entered a product testing and distribution agreement in February 2021, to collaborate on a study or studies to evaluate the effects of Zofin™ on moderate to severe COVID-19 patients in India. The ten patients in the initial trial were treated at hospitals in Bangalore, Kozhikode and Chennai, and all ten patients recovered from their symptoms and were discharged from the hospital. Based on the initial results of this trial, CWI India has since been seeking to obtain government approval to conduct an expanded trial of up to sixty-five patients with moderate to severe COVID-19, who were to be treated at these hospitals. To date, CWI India has not yet obtained the required approval and it is uncertain if they will ultimately be successful in doing so. The Company currently does not anticipate that this clinical trial will advance any further with CWI India.

25.	In May 2021, the Company announced that its Zofin™ therapy has been approved by Pakistani regulators to be used for a treatment of a single COVID-19 patient hospitalized at the Pakistan Institute of Medical Sciences under compassionate grounds. In addition to this compassionate grounds authorization, Organicell received further indications to begin a broader trial of Zofin™ with up to 60 additional patients suffering from moderate to severe COVID-19. The Company has already shared data with Pakistani regulatory authorities in the country in support of this effort. To date, the Company and the Company’s Pakistani partner for the proposed study have not yet obtained the required approvals and the Company is uncertain if they will ultimately be successful in doing so. The Company currently does not anticipate that this clinical trial will advance any further with the Company’s Pakistani partner.

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

Employees

As of January 31, 2020, we have 20 full-time employees and no part-time employees. We also engaged 5 other consultants that assisted with various regulatory, marketing, administrative activities and distribution services. From time to time, the Company engages independent contractors for sales and administration activities. There are no collective bargaining agreements.

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

Prospective investors should consider carefully whether an investment in the Company is suitable for them in light of the information contained in this Annual Report and the financial resources available to them. The risks described below do not purport to be all the risks to which the Company could be exposed. This section is a summary of certain risks and is not set out in any particular order of priority. They are the risks that we presently believe are material to the operations of the Company. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair the Company’s business, financial condition or results of operations.

Risks Related to Our Business

We have incurred significant losses, have limited cash on hand and there is substantial doubt as to our ability to continue as a going concern.

The Company incurred net losses of $8,896,557 and $12,756,560 for the years ended October 31, 2022 and October 31, 2021, respectively. In addition, the Company had accumulated deficits of $50,521,306 and $41,624,749 at October 31, 2022 and October 31, 2021, respectively, and had working capital positions of $303,085 and ($3,609,174) October 31, 2022 and October 31, 2021, respectively. In their report for the fiscal year ended October 31, 2022, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

On June 17, 2021 we received a subpoena from the Atlanta Regional Office of the SEC and while we are complying with the subpoena, there can be no assurances as to the final outcome of the SEC’s investigation, or the impact, if any of this investigation or any proceedings on the Company’s current business, financial condition, results of operations, cash flows, or the Company’s future operations.

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

Our operating performance is substantially dependent on the continued services of our executive officers and key employees, in particular, Ian T. Bothwell, our Interim Chief Executive Officer and Chief Financial Officer. The unexpected loss of his services could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

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

The Company had working capital positions of $303,085 and ($3,609,174) at October 31, 2022 and October 31, 2021, respectively. The adverse public health developments and economic effects of the ongoing COVID-19 outbreak in the United States, have adversely affected the demand for our products and services by our customers and from patients of our customers as a result of quarantines, facility closures and social distancing measures put into effect. These restrictions have adversely affected the Company’s sales, results of operations and financial condition. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. The Company has not repaid certain outstanding indebtedness on the required due dates and the loans remain still outstanding. Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. The Company does not have significant fixed and/or intangible assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on short term supply agreements to obtain the supply of raw materials used in manufacturing the products it currently sells and distributes to its customers. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds to implement its business plan and could adversely affect the value of our securities, including the common stock.

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

The FDA guidance with regard to 351 HCT/Ps requiring premarket approval became effective in May 2021 (extended from November 2020 due to the COVID-19 pandemic). The guidance states that, in order to “give manufacturers time to determine if they need to submit an IND or marketing application in light of this guidance,” the FDA intends to exercise enforcement discretion (i.e., the agency may permit marketing without an approved marketing application) if the HCT/P “is intended for autologous use and its use does not raise reported safety concerns or potential significant safety concerns.” As of the date of this Annual Report, we are not aware of whether any further extension of effectiveness and enforcement of these regulations is or will be issued by the FDA.

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

The FDA guidance with regard to allowing manufacturers for certain products that are subject to the FDA’s premarket review under the existing regulations but are not currently meeting these requirements became effective in May 2021.

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

Our Interim Chief Executive Officer and Chief Financial Officer noted the following material weaknesses that have caused management to conclude that, as of October 31, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

We have taken and are continuing to take additional steps to remedy these material weaknesses. However, in doing so, we have incurred and expect to incur additional expenses and diversion of management’s time in order to do so, which may adversely affect our business, results of operations and financial condition. Further effective internal controls, particularly those related to receipts and expenditures as well as disclosures, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. There can be no assurance that our remedial measures will be sufficient to address the material weaknesses or that our internal control over financial reporting will not be subject to additional material weaknesses in the future If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Risks Relating to Ownership of Our Common Stock

Two of our stockholders, Skycrest and Greyt, control 51% of the combined voting power of our capital stock regardless of the number of shares of common stock outstanding and accordingly, have the ability to control the election of our directors and the outcome of matters submitted to our stockholders.

Two of our stockholders, Skycrest and Greyt hold our Series C Preferred Shares, which accord them 51% of the combined voting power of our capital stock, regardless of the number of shares of common stock outstanding. Accordingly, Skycrest and Greyt have the ability to control the election of our directors and influence the outcome of issues submitted to our stockholders. As a consequence, it will be difficult, if not impossible for the other stockholders to remove our management. The voting control of the Company by Skycrest and Greyt could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Our articles of incorporation allow for our board to create a new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors have the authority to issue up to 10,000,000 shares of our preferred stock terms of which may be determined by the Board without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a new series of preferred stock (in addition to the Series C Preferred Shares) that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a new series of preferred stock, subject to the consent of the holders of the stock Series C Preferred Shares that has even greater voting power than the Series C Preferred Shares, to our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any new additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

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

The Company currently has 2,500,000,000 authorized shares of common stock and 1,463,957,717 shares issued and outstanding. In addition, there are 408,800,000 shares reserved for issuance upon the exercise of outstanding warrants. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees and consultants. The Company believes that a reverse split would bring value to the issued and outstanding shares of the Company by limiting dilution of operating results by an excessive number of shares overhanging the market.

The Company’s ability to effectuate a reverse split will require approval from FINRA. FINRA has previously informed the Company that it will not approve and process announcements for company-related actions such as a reverse split if the Company is delinquent in its Exchange Act reports with the SEC and until a Notification Form is submitted.

If completed, and the reverse split does not bring value to the current stockholders and/or our ability to attract prospective investors, including possible adverse impact to the trading price of our common stock and/or the liquidity for trading our common stock, it would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

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

Although we currently maintain directors and officers insurance coverage, there is no guarantee that such coverage or that any future insurance coverage we elect to maintain would protect us from any damages or loss claims filed against us.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Prior to October 10, 2022, the Company’s corporate administrative offices and one of two laboratory facilities were located at 1951 NW 7th Ave., Suite 300, Miami, Florida 33136. Such space was occupied pursuant to a services agreement with a non-affiliated third party at a monthly rental of approximately $11,000. The services agreement expired in December 2022.

Effective October 10, 2022, the Company relocated its Florida facilities to 1,156 square feet of administrative and laboratory at the Nova Southeastern University Center for Collaborative Research, 3321 College Avenue, Suite 246, Davie, Florida 33314. This space is occupied pursuant to one year license agreement with the University for an annual base license fee of $20,230.

The Company also leases a 2,452 square foot commercial space located in Basalt, Colorado (the “Basalt Lab Lease”), which provides additional laboratory processing, product distribution and administrative office capacity. The term of the Basalt Lab Lease is for three years expiring on the last day of February 2024, and may be renewed for an additional (3) three-year term provided the Company is not in default. Rental expense is $6,800 per month and provides for annual increases of 3% or the Denver Aurora Metropolitan CPI index, whichever is greater. In connection with the Basalt Lab Lease, the Company posted a security deposit of $13,600.

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

The Company terminated the employment agreements with the Sales Executives Daniel Pepock (“Pepock”) and Tracy Yourke (“Yourke”) effective June 30, 2022. On August 22, 2022, Mr. Pepock, Ms. Yourke and Organicell agreed to a material settlement term sheet (“Settlement”) which provided for the resolution and full settlement and release of all claims among the parties and for the Company to buy back all of the shares of common stock of the Company issued to and owned by Mr. Pepock and Ms. Yourke at the time of the Settlement (represented by Mr. Pepock and Ms. Yourke to be in excess of 24,800,000 shares) in exchange for a payment by the Company of $500,000 (“Purchase Price”). In addition, the Company agreed to release Mr. Pepock and Ms. Yourke from their non-compete restrictions upon transfer of the shares to the Company. The Settlement relates to disputed claims and nothing therein shall be construed as an admission of liability or wrongdoing by the Company or any other party.

Effective October 13, 2022, the parties executed a Confidential Settlement Agreement and Mutual General Release memorializing the terms of the Settlement. On January 31, 2023, 24,800,001 shares were transferred to the Company and the Company paid the Purchase Price. The shares received by the Company were immediately cancelled and returned to the Company’s treasury of authorized and unissued shares. As a result of the above, the matter has been fully settled and Mr. Pepock and Ms. Yourke were released from their non-compete restrictions.

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

Common Stock

As of February 13, 2023, 1,463,957,717 shares of our common stock were outstanding.

Holders of Our Common Stock

As of February 3, 2023, we had approximately 207 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of February 3, 2023, they held approximately 379,694,548 shares of common stock for these shareholders. Based on a report provided to us in October 2022, the Company had approximately 7,600 beneficial stockholders.

Transfer Agent

The transfer agent for our common stock is Securities Transfer Corporation (which acquired Action Stock Transfer Corporation, our former transfer agent, in December 2022), 2901 Dallas Pkwy Suite 380, Plano, TX 75093.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Board Stock Compensation Plan	-0-	--	4,513,192

2021 Equity Incentive Plan	-0-	-0-	166,600,000

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under Item 1A. Risk Factors and elsewhere in this report.

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

Results of Operations

Fiscal year ended October 31, 2022 as compared to fiscal year ended October 31, 2021

Revenues. Our revenues for the year ended October 31, 2022 were $6,491,008, compared to revenues of $5,597,487 for the year ended October 31, 2021. The increase in revenues during the year ended October 31, 2022 of $893,521 or 16.0% was primarily the result of the Company being able to realize an increase of approximately 14.7% (approximately $793,000) in the average sales prices for the products sold during the year ended October 31, 2022 compared with the average sales prices realized on products sold during the year ended October 31, 2021, partially offset by a decrease of approximately 0.4% (approximately $27,000) in the overall unit sales of its products during the year ended October 31, 2022 compared with the year ended October 31, 2021, and the Company’s ability to generate approximately $100,400 of increased revenues associated with units processed in connection with its recently launched PPX™ service platform during the year ended October 31, 2022 compared to the year ended October 31, 2021. The increase in the average sales prices realized on products sold during the year ended October 31, 2022 compared with the year ended October 31, 2021 was due to increases in sales of higher priced medical grade product and the reduction in volume pricing discounts granted to distributors for large orders of the Company’s medical grade product offerings and the reduction in the sales of the Company’s aesthetic product offerings, which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues. Our cost of revenues for the year ended October 31, 2022 were $753,534 compared with cost of revenues of $547,881 for the year ended October 31, 2021. The increase in the cost of revenues during the year ended October 31, 2022 of $205,653 or 37.5% compared with the year ended October 31, 2021 was due to an increase in the cost of units sold of 24.2% (approximately ($132,600) during the year ended October 31, 2022, compared to costs of units sold during the year ended October 31, 2021 and the Company’s increase in costs associated with units processed in connection with the recently launched PPX™ service platform of approximately $76,000 during the year ended October 31, 2022 compared to the year ended October 31, 2021. The increase in the cost of units sold was primarily the result of the Company’s sales of higher cost medical grade product offerings, and the reduction of lower cost aesthetic product offerings.

Gross Profit. Our gross profit for the year ended October 31, 2022 was $5,737,474 (88.4% of revenues), compared with gross profit of $5,049,606 (90.2% of revenues) for the year ended October 31, 2021. The increase in gross profit during the year ended October 31, 2022 of $687,868 was the result of the Company being able to realize an increases in the average sales prices for the products sold during the year ended October 31, 2022 and the new revenues associated with its recently launched PPX™ service platform during the year ended October 31, 2022, partially offset from increases in costs of units sold during the year ended October 31, 2022 compared to the year ended October 31, 2021.

General and Administrative Expenses. General and administrative expenses for the year ended October 31, 2022 were $14,580,434, compared with $17,793,709 for the year ended October 31, 2021, a decrease of $3,213,275 or 18.1%. The decrease in the general and administrative expenses for the year ended October 31, 2022 compared with the year ended October 31, 2021, was primarily the result of a decrease in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $4,735,719, reduced research and development costs of approximately $329,000, partially offset by increases in payroll and consulting fees of approximately $332,700, increases in commissions due from sales of the Company’s products of approximately $430,000, increased professional fees of approximately $561,400 and increased laboratory and office related expenses of approximately $559,000. The decrease in stock-based compensation costs was the result of a reduction in the amount of shares issued as stock-based compensation during the year ended October 31, 2022 compared with the year ended October 31, 2021, partially offset from increases in the average costs attributable to the shares issued as stock-based compensation based on the Company’s share price at the time that the stock-based compensation was granted (average cost of shares granted during the year ended October 31, 2022 was $0.074 versus average cost of shares granted during the year ended October 31, 2021 of $0.062).

Other Income (Expense). Other (expense), net, for the year ended October 31, 2022 was $53,598, compared with other (expense), net, of $12,457 for the year ended October 31, 2021. The increase in other (expense), net, of $41,141 during the year ended October 31, 2022 compared to the year ended October 31, 2021 was principally the result of increased costs of approximately $323,100 from the amortization of discounts in connection with the with the Note issued and sold by the Company to AJB in January 2022, the increase of $37,200 of interest costs principally the result of $52,000 in interest costs associated with the Note during the year ended October 31, 2022 offset by a reduction of interest costs from other interest bearing obligations totally approximately $14,000, and the increase in the Commitment Fee Shortfall Obligation of approximately $30,700 under our SPA during the year ended October 31, 2022 compared with the year ended 2021, partially offset from increases of approximately $224,000 from gains from settlements and write-offs on outstanding payables and the gain from the write-off of liabilities attributable to discontinued operations that had exceeded the “statute of limitations” of $125,851during the year ended October 31, 2022 compared with the year ended October 31, 2021.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented:

	For the Fiscal Year Ended October 31,
	2022	2021
Cash, beginning of year	$108,570	$590,797
Net cash used in operating activities	(3,165,840)	(2,680,354)
Net cash used in investing activities	(824,743)	(424,742)
Net cash provided by financing activities	7,635,110	2,622,869
Cash, end of year	$3,753,097	$108,570

During the year ended October 31, 2022, the Company used cash in operating activities of $3,165,840, compared to $2,680,354 for the year ended October 31, 2021, an increase in cash used of $485,486. The increase in cash used in operating activities was due to the increase in cash to pay increasing operating expenses on a current basis associated with professional fees, payroll, consulting costs and laboratory related expenses in connection with the Company’s expansion of its research and development activities as well as increases in payments of past due accounts payable and accrued expenses during the year ended October 31, 2022 as compared to the year ended October 31, 2021, partially offset from the increase in revenues and gross profit during the year ended October 31, 2022 as compared to the year ended October 31, 2021.

During the year ended October 31, 2022, the Company had cash used in investing activities of $824,743, compared to cash used in investing activities of $424,742 for the year ended October 31, 2021 an increase in cash used of $400,001. The increase in cash used in investing activities was due primarily due to $690,704 of payments made in connection with the Company’s leasehold improvements associated with the new lab facility in Basalt, CO during the year ended October 31, 2022 as compared to the year ended October 31, 2021 and an decrease of $290,703 in laboratory equipment purchased for the Company’s Basalt, CO laboratory facilities during the year ended October 31, 2022 as compared to the year ended October 31, 2021.

During the year ended October 31, 2022, the Company had cash provided by financing activities of $7,635,110 compared to cash provided by financing activities of $2,622,869 for the year ended October 31, 2021. The increase in cash provided by financing activities of $5,012,241 was due to increases in proceeds of $540,000 from the issuance of the Note to AJB, increases in capital contributed by executive of $250,000 and increases in proceeds from the sale of equity securities in connection with the Restructuring of $4,000,0000 and the sale of equity securities in other transactions of $562,730, partially offset from increases in repayments of outstanding debt obligations of approximately $331,400 and increase in payments on capital leases of approximately $9,000 during the year ended October 31, 2022 as compared to the year ended October 31, 2021.

Capital Resources

The Company has historically relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations. During the fiscal year ended October 31, 2022 and through the date of this Annual Report, the Company completed the following private sales of its securities:

1.	During November 2020, the Company sold 800,000 shares of common stock to an “accredited investor”, at $0.05 per share, for an aggregate purchase price of $40,000. The proceeds were used for working capital.

2.	During February 2021, the Company sold an aggregate of 12,340,910 shares of common stock to five “accredited investors” at prices ranging from $0.05 per share to $0.06 per share for an aggregate purchase price of $665,000. The proceeds were used for working capital.

3.	On February 22, 2021, the Company sold 1,818,181 shares of common stock to Republic Asset Holdings LLC., a Company controlled by Michael Carbonara, a director of the Company, at $0.055 per share for an aggregate purchase price of $100,000. The proceeds were used for working capital.

4.	During April 2021, the Company sold an aggregate of 13,677,821 shares of common stock to seven “accredited investors” at prices ranging from $0.03 per share to $0.25 per share for an aggregate purchase price of $535,000. The proceeds were used for working capital.

5.	During May 2021, the Company sold an aggregate of 2,087,822 shares of common stock to eight “accredited investors” at prices ranging from $0.13 per share to $0.15 per share for an aggregate purchase price of $286,250. The proceeds were used for working capital.

6.	During the period June 2021 through July 2021, the Company sold an aggregate of 11,541,500 shares of common stock to four “accredited investors” at prices ranging from $0.05 per share to $0.13 per share for an aggregate purchase price of $631,020. The proceeds were used for working capital.

7.	During August 2021, the Company sold an aggregate of 3,000,000 shares of common stock to one “accredited investor” at $0.05 per share for an aggregate purchase price of $150,000. The proceeds were used for working capital.

8.	During October 2021, the Company sold an aggregate of 7,500,000 shares of common stock to four “accredited investors” at $0.04 per share for an aggregate purchase price of $300,000. The proceeds were used for working capital.

9.	In November 2021, the Company sold an aggregate of 8,000,000 shares of common stock to one “accredited investor” at $0.05 per share for an aggregate purchase price of $400,000. The proceeds were used for working capital.

10.	On January 11, 2022, the Company entered into a Securities Purchase Agreement with AJB Capital Investments, LLC (the “Purchaser”) pursuant to which we sold a Promissory Note in the principal amount of $600,000 to the Purchaser in a private transaction to for a purchase price of $540,000 (giving effect to original issue discount of $60,000). See “Item 1. Business – Recent Development” for further details regarding this transaction.

11.	In February 2022, the Company sold an aggregate of 8,333,333 shares of common stock to one “accredited investor” at $0.03 per share for an aggregate purchase price of $250,000. The proceeds were used for working capital.

12.	During August 2022, the Company sold an aggregate of 200,000,000 shares of common stock to four “accredited investors” at $0.02 per share for an aggregate purchase price of $4,000,000. The proceeds are being used for working capital.

13.	During August 2022 and September 2022, the Company sold an aggregate of 65,500,000 shares of common stock to four “accredited investors” at $0.04 per share for an aggregate purchase price of $2,620,000. The proceeds are being used for working capital.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Put Request

Pursuant to the Purchase Agreement entered into with Tysadco Partners LLC, on December 2, 2022, the Company submitted a put request to Tysadco to purchase 4,456,326 registered shares at a purchase price (as calculated pursuant to the Purchase Agreement) of $0.02244, for a total of $100,000 (“Put Request”). On December 5, 2022, Tysadco funded the Put Request and the Company issued 4,456,326 shares to Tysadco. The proceeds from the share sale are being used for working capital and general corporate purposes.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $8,896,557 for the year ended October 31, 2022. In addition, the Company had an accumulated deficit of $50,521,306 at October 31, 2022. The Company had a working capital position of $303,085 at October 31, 2022.

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

In addition to the above, the adverse public health developments associated with the ongoing COVID-19 pandemic combined with the downturn in the overall United States and global economies have adversely affected the demand for our products and services by our customers and from patients of our customers and which currently still continue to have a negative impact to our business and the economy.

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

If revenues do not increase and stabilize, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of October 31, 2022, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of October 31, 2022 and through the date of this report, we had no such arrangements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Organicell Regenerative Medicine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Organicell Regenerative Medicine, Inc. (the “Company”) as of October 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended October 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015

Fort Lauderdale, FL
February 14, 2023

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

As of October 31, 2022 and 2021

	October 31, 2022	October 31, 2021
ASSETS
Current Assets
Cash	$3,753,097	$108,570
Accounts receivable, net of allowance for bad debts	55,110	104,150
Receivables from related party	128,939	-
Other receivables	7,433	-
Prepaid expenses	173,152	69,647
Inventories	248,510	234,827
Total Current Assets	4,366,241	517,194

Property and equipment, net	1,683,516	1,113,416
Other assets – right of use	110,995	254,665
Security deposits	39,936	47,682
TOTAL ASSETS	$6,200,688	$1,932,957

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,378,531	$1,873,022
Accrued liabilities to management	-	1,542,130
Notes payable	-	4,392
Advances payable	220,897	220,897
Finance lease obligations	143,748	92,270
Operating lease obligations	82,407	114,231
Deferred revenue	-	9,575
Debentures payable	-	144,000
Promissory Note, net of debt discount	563,111	-
Commitment Fee Shortfall Obligation	174,462	-
Commitment to repurchase shares in connection with settlement of litigation	500,000	-
Liabilities attributable to discontinued operations	-	125,851
Total Current Liabilities	4,063,156	4,126,368

Long term finance lease obligations	220,340	331,748
Long term operating lease obligations	28,588	140,434
Total Liabilities	4,312,084	4,598,550

Commitments and contingencies

Shares Subject To Possible Redemption
Series C Preferred Stock, $0.001 par value, 100 shares authorized; 100 and 0 shares issued and outstanding, respectively	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 1,479,126,390 and 1,132,361,005 shares issued and outstanding, respectively	1,479,126	1,132,361
Additional paid-in capital	50,930,784	37,826,795
Accumulated deficit	(50,521,306)	(41,624,749)
Total Stockholders’ Equity (Deficit)	1,888,604	(2,665,593)

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,200,688	$1,932,957

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended October 31, 2022 and 2021

	Year Ended October 31,
	2022	2021
Revenues	$6,491,008	$5,597,487

Cost of revenues	753,534	547,881

Gross profit	5,737,474	5,049,606

General and administrative expenses	14,580,434	17,793,709

Loss from operations	(8,842,960)	(12,744,103)

Other income (expense)
Interest expense	(398,260)	(37,934)
Change in Commitment Fee Shortfall Obligation	(30,692)	-
Gain from write-off of liabilities attributable to discontinued operations	125,851	-
Other	249,504	25,477

Loss before taxes	(8,896,557)	(12,756,560)

Provision for income taxes	-	-

Net loss	$(8,896,557)	$(12,756,560)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	1,137,645,970	1,059,488,329

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended October 31, 2021 and 2022

			Additional		Total Stockholders’
	Common Stock		Paid In	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance October 31, 2020	939,942,783	$939,943	$26,536,430	$(28,868,189)	$(1,391,816)

Sale of common stock	52,766,234	52,766	2,654,504	-	2,707,270

Exchange of accounts payable for stock	676,988	677	112,529	-	113,206

Stock issued for future services	60,000	60	9,940	-	10,000

Stock based compensation	138,915,000	138,915	8,513,392	-	8,652,307

Net loss				(12,756,560)	(12,756,560)

Balance October 31, 2021	1,132,361,005	1,132,361	37,826,795	(41,624,749)	(2,665,593)

Sale of common stock	282,500,000	282,500	7,007,500	-	7,290,000

Stock-based compensation	52,650,000	52,650	3,863,940	-	3,916,590

Capital contributed by Executive	-	-	250,000	-	250,000

Warrants issued to executives as payment for outstanding compensation	-	-	649,740	-	649,740

Executive forgiveness of employment obligations in connection with Restructuring	-	-	1,526,893	-	1,526,893

Commitment to repurchase shares in connection with settlement of litigation	-	-	(500,000)		(500,000)

Common stock issued as commitment fee for Promissory Note	4,615,385	4,615	151,616	-	156,231

Exchange of accounts payable for stock	5,000,000	5,000	112,500	-	117,500

Stock issued in settlement of litigation	2,000,000	2,000	41,800	-	43,800

Net loss	-	-	-	(8,896,557)	(8,896,557)

Balance October 31, 2022	1,479,126,390	$1,479,126	$50,930,784	$(50,521,306)	$1,888,604

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended October 31, 2022 and 2021

	Year Ended October 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,896,557)	$(12,756,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	332,508	52,702
Amortization of OID and commitment fee discount – Promissory Note	323,111	-
Change in Commitment Fee Shortfall Obligation	30,692	-
Gain from write-off of liabilities attributable to discontinued operations	(125,851)	-
Gain from write-offs and settlements of accounts payable and notes payable	(249,504)	-
Reserve for bad debt	27,500	-
Write-off of inventory	37,455	-
Stock issued in settlement of litigation	43,800	-
Stock-based compensation	3,916,590	8,652,307
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	17,148	(74,765)
Receivables from related party	(128,939)	-
Other receivable	(7,433)	-
Prepaid expenses	(103,505)	19,143
Inventories	(51,138)	(88,016)
Accounts payable and accrued expenses	1,035,609	1,149,307
Accrued liabilities to management	657,003	385,835
Security deposits	(14,754)	(29,882)
Deferred revenue	(9,575)	9,575
Net cash used in operating activities	(3,165,840)	(2,680,354)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(824,743)	(424,742)
Net cash used in investing activities	(824,743)	(424,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	540,000	-
Capital contributed by executive	250,000	-
Payments on finance lease	(59,930)	(50,844)
Repayments of notes payable	(364,960)	(33,557)
Proceeds from sale of common stock	7,270,000	2,707,270
Net cash provided by financing activities	7,635,110	2,622,869

Increase (decrease) in cash	3,644,527	(482,227)
Cash at beginning of period	108,570	590,797
Cash at end of period	$3,753,097	$108,570

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$78,625	$28,473

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Executive forgiveness of employment obligations in connection with Restructuring	$1,526,893	$-
Warrants issued to executives as payment for outstanding compensation	$649,740	$-
Stock issued in exchange for accounts payable	$117,500	$-
OID discount on proceeds received from Promissory Note	$60,000	$-
Stock purchased from payments due on accounts payable	$20,000	$-
Common stock issued as commitment fee for Promissory Note	$156,231	$-
Commitment Fee Shortfall Obligation	$143,769	$-
Commitment to repurchase shares in connection with settlement of litigation	$500,000	$-
Promissory note issued for past due Professional Fees	$256,000	$-
Purchase of fixed assets included in accounts payable	$77,865	$71,269
Exchange of accounts payable for common stock	$-	$113,206
Stock issued for future services	$-	$10,000
Finance lease obligations	$-	$304,873
Operating lease – right of use assets	$-	$235,313

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

For the years ended October 31, 2022 and 2021, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation and wholly owned subsidiary, which was formed to sell the Company’s therapeutic products to Providers.

The Company’s leading product, Zofin™ (also known as OrganicellTM Flow), is an acellular, biologic therapeutic derived from perinatal sources and is manufactured to retain naturally occurring microRNAs, without the addition or combination of any other substance or diluent.

In June 2021, the Company announced that it was launching a service platform for its first autologous product called Patient Pure XTM (PPXTM). PPXTM is a non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood. The Company began to accept minimal orders for this service in October 2021 and to date revenues from PPXTM continue to be immaterial.

In November 2020, the Company formed Livin’ Again Inc., a wholly owned subsidiary, for the purpose of among other things, providing independent education, advertising and marketing services, to Providers that provide medical and other healthcare, anti-aging and regenerative services. Due to limited activity, as of October 31, 2022, the Company has abandoned any future plans to operate these services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year financial statement presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Cash Flows for the year ended October 31, 2021 to reclassify certain payments for the purchase of fixed assets.

Concentrations of Risk

Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At October 31, 2022, the Company held $3,731,290 of cash balances in one financial institution in excess of FDIC insurance coverage limits.

Major Customer

During the fiscal year ended October 31, 2022, the Company sold a total of approximately $2,124,000 (32.7%) to a large distributor and the distributors customers, approximately $1,413,700 (21.8%) to customers of another distributor and $702,100 (10.8%) of product to a management services organization (MSO) that provides administrative services and contracts for medical supplies for several medical practices.

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

The Company’s sales agreements are non-exclusive and the Company does not believe it has any exposure based on the customers of its products.

Major Supplier

During the fiscal year ended October 31, 2022, the Company purchased the tissue raw material used in manufacturing of its products from two suppliers, of which each accounted for approximately $145,000 and $130,000 or 53.0% and 47.0%, respectively, of the total amount of tissue raw material purchased during that period.

During the fiscal year ended October 31, 2021, the Company purchased the tissue raw material used in manufacturing of its products from two suppliers, of which each accounted for approximately $148,600 and $131,600 or 53.0% and 47.0%, respectively, of the total amount of tissue raw material purchased during that period.

The Company’s supply agreements are non-exclusive and the Company does not believe it has any exposure based on the availability of raw materials and/or products from other suppliers.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the year ended October 31, 2022 and 2021, the Company recorded bad debt expense of $27,500 and $0, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company provides a reserve for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At October 31, 2022, the Company wrote off $37,455 in connection with inventory that the Company determined was no longer saleable due to its expired shelf life.

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

Leasehold Improvements

Leasehold improvements in excess of $1,000 that are made in connection with leases having a term of more than 12 months are capitalized by the Company and amortized over the shorter of the useful life of the asset or the remaining lease periods and renewals that are deemed to be reasonably certain at the date the leasehold improvements are purchased. Costs associated with leasehold improvements that do not exceed $1,000 are expensed as incurred.

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

At October 31, 2022, the Company had 388,048,326 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2022. At October 31, 2021, the Company had 9,500,000 common shares issuable upon the exercise of warrants and unpaid Original Base Salary and Incremental Salary that could be convertible into approximately 35,684,900 common shares that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2021.

Stock-Based Compensation

All stock-based payments are recognized in the financial statements based on their fair values.

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were $791,326 and $1,120,067 for the years ended October 31, 2022 and 2021, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the years ended October 31, 2022 and 2021 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during those periods. There is a full valuation allowance established for the tax benefit associated with the net losses for the years ended October 31, 2022 and 2021.

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

The Company currently has 2,500,000,000 authorized shares of common stock of which 1,463,957,717 shares are issued and outstanding as of February 3, 2023. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees. Currently the amount of authorized shares is sufficient to provide for the additional shares that the Company may be contingently obligated to issue under existing arrangements.

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

The Company did not have any convertible instruments outstanding at October 31, 2022 and October 31, 2021 that contain derivatives.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after October 31, 2022 through the financial statement issuance date for subsequent event disclosure or recording.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $8,896,557 for the year ended October 31, 2022. In addition, the Company had an accumulated deficit of $50,521,306 at October 31, 2022. The Company had a working capital position of $303,085 at October 31, 2022.

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

In addition to the above, the adverse public health developments associated with the ongoing COVID-19 pandemic combined with the downturn in the overall United States and global economies have adversely affected the demand for our products and services by our customers and from patients of our customers and which currently still continue to have a negative impact to our business and the economy.

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

If revenues do not increase and stabilize, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of October 31, 2022, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

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

Consulting Agreements

At Closing, the Company also entered into 36-month consulting agreements with each of Skycrest and Greyt (each, a “Consulting Agreement,” and collectively, the “Consulting Agreements”), pursuant to which (a) Skycrest and Greyt will provide certain advisory services to the Company as more fully set forth therein; and (b) Skycrest and Greyt are being compensated for their services by the Company issuing to each of them at closing ten (10) year-warrants to purchase 150,000,000 Shares at an exercise price of $0.02 per Share (the “Consulting Agreement Warrants”), which Warrants are exercisable on a “cashless” basis (see Note 13).

NOTE 5 – INVENTORIES

	October 31, 2022	October 31, 2021
Raw materials and supplies	$85,096	$92,601
Finished goods	163,414	142,226

Total inventories	$248,510	$234,827

NOTE 6 – PROPERTY AND EQUIPMENT

	October 31, 2022	October 31, 2021
Computer equipment	$26,881	$10,684
Finance lease equipment	544,378	544,378
Manufacturing equipment	625,979	258,791
Leasehold improvements	925,932	-
	2,123,170	813,853
Less: accumulated depreciation and amortization	(439,654)	(107,146)
	1,683,516	706,707

Construction in progress	-	406,709

Total property and equipment, net	$1,683,516	$1,113,416

Depreciation expense totaled $82,036 and $52,702 for the years ended October 31, 2022 and 2021, respectively.

As described in Note 7, during the year ended October 31, 2021, the Company began the build-out of additional laboratory processing, product distribution and administrative office capacity at its Basalt Lab Lease location. The Basalt Lab Lease location became operational during May 2022 and amortization of these costs began during May 2022. Amortization expense totaled $250,472 for the year ended October 31, 2022.

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

The weighted average remaining term of the Company’s Finance Leases as of October 31, 2022 was 35.8 months. The minimum lease payments pursuant to the Finance Leases are as follows:

Minimum
Year Ended October 31,	Rent
2023	$139,868
2024	83,783
2025	65,731
2026	65,731
2027	32,864
Thereafter	-
Total undiscounted finance lease payments	387,977
Less: imputed interest	(23,889)
Present value of finance lease liabilities	$364,088

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

In connection with the Closing, both of the lease agreements with Mariluna LLC were terminated as of July 31, 2022 and the remaining ROU asset was written off and the security deposit was forfeited (see Note 13).

Lease amortization expense for the year ended October 31, 2022 and 2021 was $29,670 and $38,037, respectively.

On August 30, 2022, the Company entered into a one-year lease agreement (“LA Office Lease”) for office space in Los Angeles, California commencing September 1, 2022 and ending August 31, 2023. The Company was required to make a one-time prepayment of the annual rent in the amount of $160,000 and provide a security deposit of $10,000 upon execution of the lease agreement. The lease is non-renewable.

Laboratory Facilities:

In connection with the Company’s decision to again operate a placental tissue bank processing laboratory in Miami, Florida, during February 2019, the Company entered into a renewable month to month lease agreement (“Miami Lab Lease”) for an approximately 450 square foot laboratory and a 100 square foot administrative office space. In connection with the Miami Lab Lease, the Company was required to post a security deposit of $6,332. From November 2020 through May 31, 2021, the Company entered into an additional month to month lease agreement in the same facility as the Miami Lab Lease for an additional 390 square foot laboratory. The Company also has entered into additional month to month lease agreements in the same facility as the Miami Lab Lease for additional administrative office space. Monthly lease payments are approximately $8,000 plus administrative fees and taxes. During June 2022, the Company entered into a six-month lease agreement with the new owners of the Miami Lab Lease facilities effective July 1, 2022 (“New Miami Lab Lease”). Monthly lease payments are approximately $9,500 per month plus administrative fees and taxes. The New Miami Lab Lease was not renewed and expired on December 31, 2022.

Effective October 10, 2022, the Company relocated its Miami laboratory to a 1,156 square foot administrative and laboratory facility at the Nova Southeastern University Center for Collaborative Research in Davie, Florida. This space is occupied pursuant to one year license agreement (“University Lease”) for an annual base license fee of $20,230.

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

Lease amortization expense for the years ended October 31, 2022 and 2021 was $76,351 and $47,967, respectively.

The weighted average remaining term of the Company’s operating leases as of October 31, 2022 was 11.9 months. The minimum lease payments pursuant to the Basalt Lab Lease, the University Lease, and the LA Office Lease are as follows:

Minimum
Year Ended October 31,	Rent
2023	$237,606
2024	28,857
Thereafter	-
Total undiscounted operating lease payments	266,463
Less: imputed interest	(3,590)
Present value of operating lease liabilities	$262,873

NOTE 8 – RELATED PARTY TRANSACTIONS

On October 29, 2021, the Company entered into an Exchange Agreement (see Note 12) with the current executive officers of the Company (as well as other non-related party shareholders) whereby the executive officers of the Company exchanged an aggregate of 50,000,000 shares previously issued to them under consulting and employment agreements and/or pursuant to the MCPP for newly issued shares pursuant to the 2021 Plan (on a 1:1 basis).

The Company’s corporate administrative offices were previously leased from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Mitrani under a lease agreement that expires June 30, 2023. The Company paid a security deposit of $5,000. Monthly rent was $3,500. In connection with the Closing, the lease agreement was terminated effective July 31, 2022 and the deposit was forfeited by the Company (see Note 14). Total rent expense for the year ended October 31, 2022 and 2021 was $31,500 and $42,000, respectively.

Beginning October 1, 2020, the Company entered into a second lease agreement with Mariluna LLC for office space located in Aspen, CO. The initial term of the lease was for one year, expiring on September 30, 2021 and the lease was subsequently extended on a month to month basis. Under the terms of the lease, the Company was required to make monthly rental payments of $6,500 and was required to provide a security deposit of $11,000 upon execution of the lease agreement. Total rent expense for the years ended October 31, 2022 and 2021 was $58,500 and $78,000, respectively. In connection with the Closing, the lease agreements was terminated effective July 31, 2012 and the deposit was forfeited by the Company (see Note 14).

In connection with Mr. Bothwell’s executive employment agreements, the Company agreed to reimburse Rover Advanced Technologies, LLC (“Rover”), a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $36,352 and $31,192 for the years ended October 31, 2022 and 2021, respectively. In connection with the Closing, beginning November 2022, the Company will no longer reimburse for office expenses and other direct expenses of Rover (see Note 14).

For the year ended October 31, 2022, the Company sold a total of approximately $702,100 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, including $207,072 of products purchased from the Company that were attributable to the medical practice owned by Dr. George Shapiro the Company’s Chief Medical Officer and a member of the board of directors. Dr. Shapiro also has an indirect economic interest in the parent company that owns the MSO. For the year ended October 31, 2021, the total amount of sales of products to the medical practice owned by Dr. Allen Meglin, a member of the board of directors until August 2022 and to customers related to Mr. Michael Carbonara, a member of the board of directors until August 2022 totaled $20,820 and $101,715, respectively.

For the year ended October 31, 2021, the Company sold a total of approximately $881,600 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, including $211,505 of products purchased from the Company that were attributable to the medical practice owned by Dr. George Shapiro the Company’s Chief Medical Officer and a member of the board of directors. Dr. Shapiro also has an indirect economic interest in the parent company that owns the MSO. For the year ended October 31, 2021, the total amount of sales of products to the medical practice owned by Dr. Allen Meglin, a member of the board of directors until August 2022 and to customers related to Mr. Michael Carbonara, a member of the board of directors until August 2022 totaled $13,820 and $32,655, respectively.

On February 26, 2020, the Company agreed to enter into a consulting agreement with the CMO to provide ongoing services to the Company. The CMO was entitled to receive compensation of $82,250 annually, commencing March 1, 2020. The term of the consulting agreement is one year, with automatic renewals for annual periods thereafter unless prior written notice is provided by either party of the desire to terminate. During February 2021, the consulting arrangement was amended whereby the CMO’s accrued and unpaid consulting fees of $82,250 through February 2021 were fully satisfied through the issuance of 500,000 shares of newly issued common stock of the Company. Furthermore, until the CMO becomes a full-time employee of the Company and provided the CMO continues to serve in his current position, the CMO shall receive compensation equal to $27,000 per quarter beginning May 1, 2021, payable in cash or in stock (based on the average monthly trading price of the common stock during the applicable quarter) at the option of the Company.

Effective December 21, 2020, the Company granted a bonus of $50,000 and 15,000,000 shares of common stock of the Company each to Mr. Mitrani, Dr. Mitrani and Mr. Bothwell and 1,000,000 shares of common stock of the Company each to Mr. Carbonara and Dr. Allen Meglin (see Note 12).

From time to time, Mr. Bothwell and/or his respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. As of October 31, 2022 and 2021, $0 and $6,253, respectively, is owed to Mr. Bothwell and/or his respective affiliates.

At October 31, 2021, salary amounts owed to Albert Mitrani, Dr. Mari Mitrani and Ian Bothwell were $275,924, $362,455 and $843,478, respectively and consulting fees owed to Dr. George Shapiro were $54,000. At Closing, the Company and each of Albert Mitrani and Dr. Mari Mitrani agreed to forego unpaid salary amounts as of the date of the Closing in the amount of $430,200 and $563,455 (reduced for $22,500 of security deposits that were retained by Mariluna LLC upon termination of leases), respectively. At Closing, Ian Bothwell waived all unpaid and accrued compensation in the amount of $1,043,478, in exchange for ten-year warrants to purchase 30,000,000 Shares at an exercise price of $0.02 per share, exercisable on a “cashless basis” and a cash payment of $50,000 at Closing. At Closing, Dr. George Shapiro terminated his consulting arrangement with the Company and waived all unpaid consulting fee obligations in the amount of $139,500 in exchange for ten-year warrants to purchase 3,150,000 Shares at an exercise price of $0.02 per share, exercisable on a “cashless basis.”

During June 2022, Albert Mitrani made a capital contribution of $250,000 to the Company. The proceeds were used for working capital.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	October 31, 2022	October 31, 2021
Accrued payroll related liabilities	$666,780	$504,979
Lab equipment and supplies payables	477,255	117,606
Clinical trial payables	312,711	26,325
Legal fees payables	328,121	214,725
Other professional fees payables	90,993	259,442
Accrued IRS penalty	83,684	83,684
Accrued commissions payable	39,675	119,439
Construction payables	5,474	238,347
Other payables and accrued expenses	373,838	308,475
Accounts Payable and Accrued Expenses	$2,378,531	$1,873,022

NOTE 10 – NOTES PAYABLE

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

On August 20, 2022, the Lender and the Company entered into a settlement and general release agreement whereby the Company agreed to make a lump sum payment of $87,500 in full satisfaction of all obligations of Company to Lender pursuant to the terms of the $150,000 Debentures and Lender’s release of any claims existing under the $150,000 Debentures or any other agreement, understanding, or otherwise related to the Lender’s involvement with the Company and their affiliates and representatives. The Company recorded a gain on settlement of $35,041 during the year ended October 31, 2022 and is included in other income(expense) on the accompanying statements of operations.

Unsecured Promissory Note For Professional Fees Owed

On January 24, 2022, the Company reached an agreement with a professional firm in connection with unpaid legal services owing as of December 31, 2021 in the amount of $278,340 (“Unpaid Professional Fees”). In connection with the agreement, the Company issued the professional firm a promissory note in the amount of $256,000 of which the Company was required to make a cash payment of $166,000 by January 25, 2022 and twelve monthly payments of $7,500 beginning February 28, 2022. On August 25, 2022, the Company had paid off the entire remaining amount due under the promissory note. In accordance with the terms of the promissory note, the Company received a discount of $22,340 from the original balance of the Unpaid Professional Fees.

Unsecured Promissory Note

On February 5, 2019, the Company entered into an unsecured loan agreement with a third party with a principal balance of $25,000. The outstanding principal was due March 8, 2019. The loan was not repaid on the maturity date as required. The third party subsequently agreed to apply amounts due for invoices due from third party for future purchases of the Company products to the extent of the outstanding balances owed by the Company in connection with the loan (interest and principal). As of October 31, 2022 and October 31, 2021, the remaining amount due under this arrangement was $0 and $4,392, respectively.

Promissory Note – SPA

On January 11, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with AJB Capital Investments, LLC (“Purchaser”) pursuant to which we sold a promissory note in the principal amount of $600,000 (“Promissory Note”) to the Purchaser in a private transaction for a purchase price of $540,000 (giving effect to original issue discount of $60,000). In connection with the sale of the Promissory Note, the Company also paid the Purchaser’s legal fees and due diligence costs of $12,500 and brokerage fees of $9,000 to J.H. Darbie & Co., a registered broker-dealer which were expensed during the year ended October 31, 2022. After payment of the legal fees and brokerage fees, the net proceeds to the Company were $518,500, which were used for working capital and other general corporate purposes.

The Promissory Note matured on July 11, 2022, subject to extension at the option of the Company for up to an additional six month period (“Extension”), bears interest at a rate of 10% per annum for the first six months, payable monthly, and 12% per annum thereafter, payable monthly, if extended. On July 11, 2022, the Company exercised its option to extend the Promissory Note an additional six months until January 11, 2023.

Under the terms of the Promissory Note, only following an event of default (as defined in the Promissory Note), is convertible into shares of the Company’s common stock at a conversion price equal to the lower of the “VWAP” (as hereinafter defined) of the common stock during (i) the twenty (20) trading day period preceding the issuance date of the Note; or (ii) the twenty (20) trading day period preceding the date of conversion of the Promissory Note. As used in the Promissory Note, “VWAP” means, for any date, the price of our common stock as determined by the first of the following clauses that applies: (i) if the common stock is then listed or quoted on one or more established stock exchanges or national market systems, the daily volume weighted average price of the common stock for such date on the trading market on which the common stock is then listed or quoted as reported by Bloomberg L.P.; or (ii) if the common stock is regularly quoted on an automated quotation system (including applicable tiers of the over-the-counter market maintained by OTC Market Group, Inc.) or by a recognized securities dealer, the volume weighted average price of the common stock for such date on the applicable OTC Markets Group, Inc. tier or as quoted by such securities dealer. In accordance with the terms of the SPA, as of October 31, 2022, the Company has reserved 36,923,080 shares of its authorized but unissued common stock for issuance in the event the Purchaser exercises its right to convert the Promissory Note following an event of default.

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

For the year ended October 31, 2022, $323,111 of the total discounts recorded in connection with the issuance of the Promissory Note have been amortized.

At October 31, 2022, the fair value of the Commitment Fee Shares was approximately $125,538 (valued at $0.0272 the closing price of the common stock of the Company on October 31, 2022). As a result, the Company has recorded an increase in the Commitment Fee Shortfall Obligation in the amount of $30,692 for the year ended October 31, 2022. The total Commitment Fee Shortfall Obligation at October 31, 2022 was $174,462.

On January 12, 2023, the Promissory Note was paid in full.

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

NOTE 11 – INCOME TAXES

The Company files a consolidated federal income tax return that includes all of its subsidiaries. For the years ended October 31, 2022 and 2021, the Company incurred operating losses, and therefore, there was not any current income tax expense amount recorded during those periods.

The consolidated provision for income taxes for October 31, 2022 and 2021 consists of the following:

	Year Ended October 31,	Year Ended October 31,
	2022	2021
Current:
Federal	$-	$-
State	-	-
Current Income Tax Expense (Benefit)	$-	$-
Deferred:
Federal	$4,405,121	$(2,651,809)
State	1,079,723	(563,409)
Deferred Income Tax Expense (Benefit)	5,484,844	(3,215,218)
Change in Valuation Allowance	(5,484,844)	3,215,218
Income tax provision	$-	$-

Effective tax rates differ from the federal statutory rate of 21% for 2022 and 2021 applied to income before income taxes. A reconciliation of the U.S. federal statutory tax amount to the Company’s effective tax amount is as follows:

	October 31, 2022	October 31, 2021
Tax at federal statutory rate	$(1,868,277)	$(2,678,878)
State taxes, net of federal benefit	(386,555)	(554,273)
Permanent differences	400,100	27,070
Stock-based compensation	6,609,802	-
Executive Forgiveness of employment obligations In connection with Restructuring	480,109	-
Other	249,665	(9,137)
Total income tax expense (benefit)	5,484,844	(3,215,218)
Change in valuation allowance	(5,484,844)	3,215,218
Income tax provision	$-	$-

The Company had a federal net operating loss carryover of $14,297,151 as of October 31, 2022, of which 80% is available to offset future taxable income indefinitely. The Company had state net operating loss carryovers of $9,126,151 of which $6,554,845, carryover indefinitely and the balance expires in varying amounts through 2041.

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities for the Company were as follows:

	October 31, 2022	October 31, 2021
Deferred Tax Assets:
Stock based compensation	$798,239	$7,281,332
Accrued compensation	-	480,109
Net operating loss carryforward-Federal	3,002,402	1,512,039
Net operating loss carryforward-State	396,530	282,780
Other	1,477	177
Total deferred tax assets:	4,198,648	9,556,437
Deferred Tax Liabilities:
Property and equipment	302,447	175,392
Total deferred tax liabilities:	302,447	175,392

Valuation Allowance	(3,896,201)	(9,381,045)
Net deferred tax assets	$-	$-

FASB ASC 740 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At October 31, 2022 and October 31, 2021, the net deferred tax asset was offset by a full valuation allowance.

Pursuant to Code Sec. 382 of the Internal Revenue Code (“the Code”), the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three-year period. The Company may be subject to such limitation.

IRS Penalties

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing of certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement and filed a “Request for Collection Due Process Equivalent Hearing” (“Request”) in September 2021. A hearing was held on June 28, 2022 and the Company is awaiting the IRS’ determination. During the period that the Request is being reviewed and processed by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $83,684 and $83,684 of accrued tax penalties and interest on the balance sheet as of October 31, 2022 and October 31, 2021, respectively.

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

Common Stock

On December 21, 2020 and January 4, 2021, pursuant to the Nevada Revised Statutes and the Bylaws of the Company, the Board of Directors of the Company and the stockholders having the voting equivalency of 53.55% of the outstanding capital stock, respectively, approved the filing of an amendment to the Articles of Incorporation of the Company to increase the authorized amount of common stock from 1,500,000,000 to 2,500,000,000, without changing the par value of the common stock or authorized number and par value of “blank check” Preferred Stock. On January 19, 2021, the Company filed a Definitive 14C with the SEC regarding the corporate action. On February 9, 2021, the Company filed the Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effectuate the corporate action on February 9, 2021.

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

During August 2022 and September 2022, the Company sold an aggregate of 65,500,000 shares of common stock to four “accredited investors” at $0.04 per share for an aggregate purchase price of $2,620,000. The proceeds are being used for working capital.

Issuances of Common Stock – Stock Based Compensation:

In connection with the VP Agreements, each of the Sales Executives were granted 1,000,000 shares of unregistered common stock of the Company (“Execution Shares”) valued at $0.035 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $35,000 of stock-based compensation expense on the grant date for each issuance. In addition, the VP Agreements provided each Sales Executives the right to receive a minimum of 750,000 shares of common stock at the end of each quarterly anniversary of the VP Agreements throughout the Initial Term (maximum 9,000,000 shares) (“Performance Shares”). For the year ended October 31, 2022 and 2021, each Sales Executive had been issued an additional 450,000 and 6,300,000 Performance Shares (cumulative aggregate total 18,000,000 Performance Shares issued). On June 30, 2022, the VP Agreements were terminated (see Note 14). The Company recorded stock-based compensation expense for the years ended October 31, 2022 and 2021 of $149,100 and $323,400, respectively.

Effective March 29, 2021, the Company and Assure Immune L.L.C (“Consultant”) executed an amendment of the Consultant’s Agreement, whereby the Company issued to the Consultants 20,000,000 shares of unregistered common stock (“Shares”) valued at $0.0614 per share, the closing price of the common stock of the Company on the grant date. The Company will amortize the costs associated with this issuance of $1,228,000 over the remaining term of the Consultant’s Agreement expiring March 30, 2023. The shares issued vest 50% as of the date of the Amendment and the remaining 50% will vest on December 31, 2021 or upon the date that the Company obtains approval for certain IND’s submitted, whichever is sooner. The Company recorded a total of $614,000 and $358,167 of stock-based compensation expense during the years ended October 31, 2022 and 2021, respectively (see note 12).

During November 2020, the Company entered into an additional consulting agreement with a third party to provide consulting services in connection with the development of international research and development, sales and distribution and financing opportunities for a period of six months. As consideration for agreeing to provide the consulting services to the Company, the Company issued the consultant 2,000,000 shares of fully vested unregistered common stock valued at $0.151 per share, the closing price of the common stock of the Company on the effective date of the agreement. The Company recorded $302,000 of stock-based compensation expense during the year ended October 31, 2021. On August 9, 2021, the Company and the third party entered into another consulting agreement with substantially the same terms and condition as provided for in the original agreement. The 2,000,000 shares of fully vested unregistered common stock issued to the consultant under the new agreement were valued at $185,400 (valued at $0.093 per share, the closing price of the common stock of the Company on the effective date of the agreement). The Company recorded $92,700 and $92,700 of stock-based compensation expense during the years ended October 31, 2022 and 2021, respectively, based on the grant date fair value of these shares amortized over the term of the agreement.

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

During February 2021, the Company entered into a consulting agreement with a third party to provide consulting services for a one-year period. As consideration for agreeing to provide consulting services to the Company, the Company agreed to issue the consultant 500,000 shares of unregistered common stock upon completion of the three-month anniversary of the agreement. In addition, the Company has agreed to provide an additional 250,000 shares of newly issued common stock for each celebrity and/or athlete which the consultant arranges to provide marketing services to the Company and that is responsible for bringing a minimum of $75,000 of monthly revenues in connection with sales of the Company’s products, up to a maximum of 1,500,000 shares. The shares issued were valued at $0.095 per share, the closing price of the common stock of the Company on the effective date of the agreement, totaling $47,500. The Company will amortize the costs associated with the issuance over the term of the agreement. The Company amortized $11,875 and $35,625 of stock-based compensation expense during the years ended October 31, 2022 and 2021, respectively.

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

During March 2021, April 2021 and May 2021, the Company granted a total of 750,000 shares of common stock to various consultants valued at prices ranging from $0.049 per share to $0.40 per share, the closing price of the common stock of the Company on the respective grant dates. The Company recorded $85,075 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2021.

On June 4, 2021, the Company and an employee agreed to amendment of the employee’s employment agreement. Under the terms of the amendment, the employee agreed to extend the term of the agreement through December 31, 2022 and the Company agreed to grant the employee 1,000,000 shares of common stock of the Company to vest upon execution of the amendment (valued at $0.136 per share, the closing price of the common stock of the Company on the grant date). The total value of the stock granted in connection with the amendment of $136,000 will be amortized beginning June 4, 2021 over the remaining term of the agreement. On October 31, 2022, the parties mutually agreed to terminate the employee’s employment agreement. The Company recorded $100,211 and $35,789 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2022 and 2021, respectively.

During June 2021, the Company granted a total of 1,100,000 shares of common stock to various consultants and service providers valued at prices ranging from $0.14 per share to $0.148 per share, the closing price of the common stock of the Company on the respective grant dates. The Company recorded $154,740 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2021.

On June 10, 2021, the Company agreed to issue 60,000 shares of common stock to a service provider as a prepayment for future services to be provided to the Company valued at $10,000 (valued at $0.167 per share, the closing price of the common stock of the Company on the date of the agreement).

On December 27, 2021, the Company and an employee agreed to an amendment of the employee’s employment agreement. Under the terms of the amendment, the employee agreed to extend the term of the agreement through December 31, 2024 and the Company agreed to increase the employee’s annual salary from $180,000 per year to $210,000 per year effective January 1, 2022. In connection with the amendment, the Company agreed to grant the employee 1,000,000 shares of common stock of the Company to vest quarterly over the remaining term of the agreement (valued at $.029 per share, the closing price of the common stock of the Company on the grant date). The total value of the stock granted in connection with the amendment was $29,000 which will be amortized over the remaining term of the agreement. The Company recorded $22,958 of stock-based compensation during the year ended October 31, 2022 in connection with these shares.

On March 17, 2022, the Company entered into a consulting agreement with a third party to assist the Company with certain services associated with the implementation of the PPXTM service platform as well as other customary day to day activities as reasonably requested. The term of the agreement expired on September 30, 2022 (“Initial Term”). As consideration for agreeing to provide consulting services to the Company during the Initial Term, the Company agreed to issue the consultant 7,000,000 shares of unregistered common stock. The shares issued were valued at $0.018 per share, the closing price of the common stock of the Company on the effective date of the agreement, totaling $126,000. The Company will amortize the costs associated with the issuance over the Initial Term of the agreement. The Company amortized $126,000 of stock-based compensation expense during the year ended October 31, 2022.

On June 9, 2022, the Company entered into a consulting agreement with a company affiliated with Mr. Sinnreich in connection with past and future consulting and advisory services to be provided to the Company. In connection with the consulting agreement, for the months of June 2022 and July 2022, the Company issued the consultant 1,700,000 shares and 2,000,000 shares of unregistered common stock valued at $0.019 per share and $0.0135 per share, the closing price of the common stock of the Company on June 9, 2022 and July 1, 2022, respectively. All of the shares granted vested immediately on the date of grant. The Company recorded $59,300 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2022.

On July 21, 2022, in connection with the Term Sheet, Mr. Sinnreich was issued 10,000,000 shares of restricted common stock that vested immediately upon issuance. The shares issued were valued at $0.0343 per share, the closing price of the common stock of the Company on the effective date of the Term Sheet, totaling $343,000. The Company recorded $343,000 of stock-based compensation expense during year ended October 31, 2022.

On July 21, 2022, in connection with the Term Sheet, during the first year of the Initial Term, Mr. Sinnreich will be compensated by the issuance of 24,000,000 shares of Organicell’s common stock upon execution of the Term Sheet, which shall vest pro-rata in equal monthly installments of 2,000,000 shares each. The shares issued were valued at $0.0343 per share, the closing price of the common stock of the Company on the effective date of the Term Sheet, totaling $823,200. On November 22, 2022, Mr. Sinnreich resigned from the Company. The Company will amortize the costs associated with the issuance through the date of Mr. Sinnreich’s termination. For the year ended October 31, 2022, a total of 6,706,849 shares had vested and the Company recorded $228,353 of stock-based compensation expense during the year ended October 31, 2022.

On August 18, 2022, the Company entered into a consulting agreement with a third party to provide strategic marketing and digital marketing services for a minimum period of six months. As consideration for agreeing to provide consulting services to the Company, the Company will pay the consultant $15,000 per month and issued the consultant 2,500,000 shares of unregistered common stock valued at $0.0241 per share, the closing price of the common stock of the Company on the effective date of the agreement. All of the shares granted vested immediately on the date of issuance. The Company will record $60,250 of stock-based compensation expense based on the grant date fair value of these shares during the term of the consulting agreement. The consulting agreement may be renewed for additional six-month periods under the same terms unless either party provides 30 days written notice to terminate. The Company recorded $25,104 of stock-based compensation expense during the year ended October 31, 2022.

On December 1, 2022, the Company granted 150,000 shares of common stock to an employee as provided for in the employment agreement valued at $0.03 per share, the closing price of the common stock of the Company on the grant date. The Company will record $4,500 of stock-based compensation expense based on the grant date fair value of these shares during the three months ended January 31, 2023.

On December 29, 2022, the Company agreed to issue 5,000,000 shares of common stock to a service provider in exchange for the provider providing discounts of 10% on all services provided retroactive to August 2022. The common stock granted was valued at $100,000 based on the closing price of the common stock of the Company on the date of the agreement of $0.02 per share.

Equity Line Of Credit Commitment:

During November 2021, the Company entered into an term sheet agreement with Tysadco Partners LLC, a Delaware limited company (“Tysadco”) whereby Tysadco agreed to provide the Company with a $10,000,000 equity line of credit facility (“ELOC”), subject to many conditions including the Company determining to proceed with the ELOC, approval and execution of definitive agreements for the ELOC and the Company subsequently filing a registration statement covering the underlying shares to be sold under the ELOC. The Company was not obligated to proceed with the ELOC or file a registration statement for the ELOC. In connection with the above, Tysadco agreed to purchase 7,000,000 restricted common shares of the Company priced at $0.05 per share ($350,000) upon such time that the Company initially files the registration statement for the ELOC. In connection with the above, the Company agreed to pay a commitment fee to the investor in the amount of 3,000,000 shares of common stock of the Company fully vested (valued at $0.067 per share, the closing price of the common stock of the Company on the date of the agreement). The Company recorded $201,000 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2022.

On September 1, 2022, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Tysadco and a Registration Rights Agreement (the “Registration Rights Agreement”) with Tysadco.

Pursuant to the Purchase Agreement, Tysadco committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 worth of the Company’s common stock (the “Commitment”), over a period of 24 months from the effectiveness of the registration statement registering the resale of shares purchased by Tysadco pursuant to the Purchase Agreement (the “Registration Statement”). Pursuant to the terms of the Registration Rights Agreement, the Company was obligated to use its commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission within thirty (30) days after the date of such agreement, to register the resale by Tysadco of the shares of common stock issuable under the Purchase Agreement. On September 2, 2022, the Company filed the required registration statement and on October 24, 2022, the Registration Statement was declared effective.

The Purchase Agreement provides that at any time after the effective date of the Registration Statement, from time to time on any business day selected by the Company (the “Purchase Date”), the Company shall have the right, but not the obligation, to direct Tysadco to buy the lesser of $1,000,000 in common stock per sale or 500% of the daily average share value traded for the 10 days prior to the closing request date, at a purchase price of 80% of the of the two lowest individual daily VWAPs during the ten (10) trading days preceding the draw down or put notice (“Valuation Period”), with a minimum request of $25,000 (“Request”). The payment for the shares covered by each request notice will occur on the business day immediately following the Valuation Period.

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

Pursuant to the Purchase Agreement, on December 2, 2022, the Company submitted a put request to Tysadco to purchase 4,456,326 registered shares at a purchase price of $0.02244, for a total of $100,000 (“Put Request”). On December 5, 2022, Tysadco funded the Put Request and the Company issued 4,456,326 shares to Tysadco. The proceeds from the share sale are being used for working capital and general corporate purposes.

Shares Issued – Promissory Note:

As described in Note 10, in connection with the issuance of the Promissory Note on January 11, 2022, the Company issued the Purchaser’s 3,076,923 commitment shares valued at $123,000. In addition, in connection with the Extension on July 11, 2022, the Company issued the Purchaser an additional 1,538,462 commitment shares valued at $33,231.

Shares Issued – Amendment of consulting agreement:

On August 19, 2022 the Company and a consultant (“Consultant”) agreed to an amendment to the consulting agreement whereby the Consultant was issued 5,000,000 shares of common stock of the Company and received a $20,000 cash payment in exchange for satisfaction of approximately $210,000 in outstanding consulting fees due to the Consultant up through August 31, 2022. The parties also agreed to the reduction of future fees payable to the Consultant from $40,000 per month to $15,000 per month for the period September 2022 through March 2023.

The shares issued were valued at $0.0235 per share, the closing price of the common stock of the Company on the effective date of the settlement, totaling $117,500. The Company recorded a gain of $72,500 for the year ended October 31, 2022 in connection with the settlement, representing the difference in the fair value of the shares issued and the amount of obligations settled.

Shares Issued – Settlement of Litigation:

As described in Note 14, during April 2022 the Company settled a lawsuit whereby the Company paid LAE $45,000 in cash and 2,000,000 shares of restricted common stock of the Company. The shares issued were valued at $0.0219 per share, the closing price of the common stock of the Company on the effective date of the settlement, totaling $43,800.

Shares Repurchased – Settlement of Litigation:

As described in Note 14, during January 2023, the Company settled a lawsuit by repurchasing 24,800,001 shares of common stock for $500,000. The shares repurchased were transferred to the Company and redeposited back into the Company’s treasury of authorized and unissued shares. At October 31, 2022, the Company has recorded the obligation to repurchase the shares in connection with the settlement of the litigation in the amount of $500,000 in the consolidated balance sheet.

Issuances of Common Stock – Exchange of balances due on accounts payable for stock:

During February 2021, the consulting arrangement was amended whereby the CMO’s accrued and unpaid consulting fees of $82,250 were fully satisfied though the issuance of 500,000 shares of newly issued common stock of the Company (share price was $0.084 per share on the date of the exchange). Furthermore, until the CMO becomes a full-time employee of the Company and provided the CMO continues to serve in his current position, the CMO shall receive compensation equal to $27,000 per quarter beginning May 1, 2021, payable in cash or in stock (based on the average monthly trading price of the common stock during the applicable quarter) at the option of the Company. In connection with the Closing, the CMO terminated his consulting arrangement with the Company and agreed to receive ten-year warrants to purchase 3,150,000 Shares at an exercise price of $0.02 per Share, exercisable on a “cashless basis as full satisfactory for all unpaid consulting fee obligations totaling $139,500.

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

Pursuant to the MCPP, a total of 342,500,000 shares have been issued and as described above, additional shares are authorized to be issued under the MCPP subject to the achievement of the defined contingent performance based milestones described above and provided the milestones are achieved while the individual is employed and/or serving as a member of the Board:

MCPP Shares
Name	Issued
Albert Mitrani	80,000,000
Ian Bothwell	80,000,000
Dr. Maria Mitrani	80,000,000
Dr. George Shapiro	69,500,000
Dr. Allen Meglin	-
Michael Carbonara	-
Consultants	33,000,000
Total	342,500,000

In connection with the MCPP Shares that have been awarded to date, all such shares were issued in connection with the MCPP Shares approved on April 25, 2020 and accordingly were valued $0.027 per share, the closing price of the common stock of the Company on the date that those respective MCPP Shares were approved.

During the years ended October 31, 2022 and 2021, a total 0 shares and 49,500,000 shares, respectively, were issued in connection with certain Milestones achieved. The Company recorded a total of $0 and $1,336,500 of stock-based compensation expense during the years ended October 31, 2022 and 2021, respectively.

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

As of October 31, 2022, a total of 83,400,000 shares of our common stock, including the Exchange Shares have been awarded under the 2021 Plan.

Unvested Equity Instruments:

A summary of unvested equity instruments outstanding for the years ended October 31, 2022 and 2021 are presented below:

	Number of Nonvested Shares	Weighted- Average Grant Date Value
Outstanding at October 31, 2021	83,844,445	$0.062
Non-Vested Shares Granted	25,900,000	$0.034
Vested	9,901,294	$0.040
Expired/Forfeited	-	$-
Outstanding at October 31, 2022	99,843,151	$0.057

	Number of Nonvested Shares	Weighted- Average Grant Date Value
Outstanding at October 31, 2020	1,111,111	$0.029
Non-Vested Shares Granted	83,400,000	$0.062
Vested	666,666	$0.029
Expired/Forfeited	-	$-
Outstanding at October 31, 2021	83,844,445	$0.062

As of October 31, 2022, the total compensation cost related to nonvested awards not yet recognized and the weighted-average period over which such costs are expected to be recognized was $855,030 and 7.0 months, respectively.

As of October 31, 2021, the total compensation cost related to nonvested awards not yet recognized and the weighted-average period over which such costs are expected to be recognized was $1,093,022 and 14.3 months, respectively.

NOTE 13 – WARRANTS

A summary of warrant activity for the years ended October 31, 2022 and 2021 are presented below:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2021	9,500,000	$0.03	6.90	$289,500
Granted	420,300,000	$0.02	10.0	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding at October 31, 2022	429,800,000	$0.02	9.63	$2,440,110
Exercisable at October 31, 2022	388,048,326	$0.02	9.62	$2,403,058

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2020	9,500,000	$0.03	7.90	$1,268,000
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding and exercisable at October 31, 2021	9,500,000	$0.03	6.90	$289,500

On July 21, 2022, the Company issued Mr. Sinnreich a cashless warrant to purchase an aggregate of 40,000,000 shares of common stock in connection with the Mr. Sinnreich’s employment agreement. The warrant is exercisable for $0.034 per share (the closing price of the Company’s common stock on the date of grant), until the tenth anniversary date of the date of issuance. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.91%, (2) term of 10 years, (3) expected stock volatility of 144%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued was $1,332,000. The Company recorded $1,332,000 of stock-based compensation expense for the year ended October 31, 2022 based on the fair value of these warrants on the grant date.

At Closing, the Company also entered into 36-month consulting agreements with each of Skycrest and Greyt (each, a “Consulting Agreement,” and collectively, the “Consulting Agreements”), pursuant to which (a) Skycrest and Greyt will provide certain advisory services to the Company as more fully set forth therein; and (b) Skycrest and Greyt are being compensated for their services by the Company issuing to each of them at closing ten (10) year-warrants to purchase 150,000,000 Shares at an exercise price of $0.02 per Share (the “Consulting Agreement Warrants”), which Warrants are exercisable on a “cashless” basis. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.91%, (2) term of 10 years, (3) expected stock volatility of 144%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued to Skycrest and Greyt was $2,940,000 and $2,940,000, respectively. The Company will amortize the costs associated with warrants issued over the term of the Consulting Agreement. The Company recorded $408,333 of stock-based compensation expense for the year ended October 31, 2022 based on the fair value of these warrants on the grant date.

At Closing, Ian Bothwell waived all unpaid and accrued compensation except for four unpaid base salary payments outstanding as of July 31, 2022, in exchange for ten-year warrants to purchase 30,000,000 Shares at an exercise price of $0.02 per Share, exercisable on a “cashless basis” and a cash payment of $50,000 at Closing. All of the warrants vested immediately. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.91%, (2) term of 10 years, (3) expected stock volatility of 144%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued to Mr. Bothwell was $588,000 which amount was applied towards the amount of unpaid and accrued compensation, The remaining balance of unpaid and accrued compensation that was forgiven by Mr. Bothwell totaling $455,478 was recorded as additional paid in capital as of October 31, 2022 (see Note 14).

At Closing, Dr. George Shapiro terminated his consulting arrangement with the Company and waived all unpaid consulting fee obligations in exchange for ten-year warrants to purchase 3,150,000 Shares at an exercise price of $0.02 per Share, exercisable on a “cashless basis.” All of the warrants vested immediately. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.91%, (2) term of 10 years, (3) expected stock volatility of 144%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued to Dr. Shapiro was $61,740 which amount was applied towards the amount of unpaid and accrued compensation, The remaining balance of unpaid and accrued compensation that was forgiven by Dr. Shapiro totaling $77,760 was recorded as additional paid in capital as of October 31, 2022 (see Note 14).

During August 2022, the Company entered into five separate consulting and employment agreements providing for the issuance of ten-year warrants to purchase an aggregate of 41,150,000 Shares at exercise prices ranging from $0.024 to $0.03 per Share, exercisable on a “cashless basis”. The warrants vest over the term of the agreements that range for 6 months to 2 years. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rates between 2.60% - 3.05%, (2) term of 10 years, (3) expected stock volatility of 143%, and (4) expected dividend rate of 0%. The grant date aggregate fair value of all the warrants issued was $1,122,075. The Company recorded an aggregate of $133,363 of stock-based compensation expense for the year ended October 31, 2022 based on the fair value of these warrants on the grant date.

During September 2022, each of the five non-executive directors (other than the Chairman) were granted the right to be party to a Director’s Service Agreement. Pursuant to that agreement, non-employee directors will be compensated for their services by the annual issuance of warrants to acquire up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.044 (the fair market value of the common stock as of the date of grant, exercisable for a period of ten (10) years from the date of grant (“Director Warrants”). The Director Warrants shall be and shall vest in equal monthly installments of 83,333.33 shares, subject to continued service by the director as a member of the board of directors. The agreement will also provide for indemnification of directors to the fullest extent permitted by Nevada law. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 3.69%, (2) term of 10 years, (3) expected stock volatility of 143%, and (4) expected dividend rate of 0%. The grant date fair value of each warrant issued was $43,200 (aggregate total of $216,000). The Company recorded an aggregate of $23,079 of stock-based compensation expense for the year ended October 31, 2022 based on the fair value of these warrants on the grant date.

Effective August 1, 2022, the Company entered into a one-year consulting agreement with a third party to provide strategic advice, assistance with implementation of new business strategies and overall advice concerning the Company’s business goals and objectives. The consultant shall receive compensation in the form of a warrant to acquire up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.033 (the fair market value of the common stock as of the date of grant, exercisable for a period of ten (10) years from the date of grant and exercisable on a “cashless basis.” The warrant shall vest in equal monthly installments. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.60%, (2) term of 10 years, (3) expected stock volatility of 143%, and (4) expected dividend rate of 0%. The grant date fair value of the warrant issued was $32,700. The Company will record stock-based compensation expense during the term of the agreement based on the fair value of these warrants on the grant date. The Company recorded $8,175 of stock-based compensation expense for the year ended October 31, 2022.

All stock compensation expense is classified under general and administrative expenses in the consolidated statements of operations

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

The Company is party to executive employment agreements with each of Ian T. Bothwell (our Interim Chief Executive Officer and Chief Financial Officer), Dr. Maria Ines Mitrani (our Chief Science Officer) and Albert Mitrani, our Executive Vice President of Sales), originally executed in April 2018 and subsequently amended (the “Executive Employment Agreements”). As amended, the Executive Employment Agreements provide for a term expiring on December 31, 2025 and a base annual salary of $300,000 and specified expense reimbursement allowances. They also contain customary confidentiality and non-competition provisions.

Pursuant to the terms of the SPA, the Executive Employment Agreements were further amended on August 19, 2022 and February 9, 2023 as follows:

1.	Each of Albert Mitrani, Dr. Maria Ines Mitrani and Ian Bothwell amended their respective employment agreements providing for (a) setting their respective base salaries at $300,000 per annum; (b) limits on cell phone, automobile and other monthly allowances; (b) elimination of any compensation associated with commissions, fixed bonus, increases to base salary (based on revenue milestones), and/or tax make-whole provisions associated with equity grants; and (c) deletion of change in control provisions.

In addition, each of Albert Mitrani, Dr. Maria Ines Mitrani and Ian Bothwell agreed to a reduction in each executive’s annual salary to $150,000 per year effective December 15, 2022 in the case of Dr. Mari Mitrani and Albert Mitrani and November 30, 2022 in the case of Mr. Bothwell. The reduction will remain in effect through such time that net revenues from operations are breakeven when calculating the salaries of all three executives without the agreed upon reductions (“Salary Reduction Period”). There is no obligation of the Company to repay that portion of Base Salary that has been reduced during the Salary Reduction Period.

2.	Albert Mitrani and Dr. Maria Ines Mitrani each waived all accrued but unpaid compensation outstanding as of July 31, 2022. The Company, Albert Mitrani and Dr. Maria Ines Mitrani also agreed to terminate the leases with Mariluna LLC for use of Albert Mitrani’s and Mari Mitrani’s Miami, FL and Aspen, Colorado homes, retroactive to July 13, 2022. The Company wrote off the related ROU asset and lease liability as of the Closing Date. The balance of unpaid and accrued compensation that was forgiven by Albert Mitrani and Dr. Maria Ines Mitrani totaling $430,200 and $563,455 (reduced for $22,500 of security deposits that were retained by Mariluna LLC upon termination of leases), respectively, was recorded as additional paid in capital as of October 31, 2022.

3.	Ian Bothwell waived all unpaid and accrued compensation outstanding as of July 31, 2022, in exchange for ten-year warrants to purchase 30,000,000 Shares at an exercise price of $0.02 per Share, exercisable on a “cashless basis” and a cash payment of $50,000 at Closing. The Company and Mr. Bothwell also agreed that rental and other office costs associated with the California office currently used by him will not be reimbursed after October 31, 2022. The balance of unpaid and accrued compensation that was forgiven by Mr. Bothwell totaling $455,478, was recorded as additional paid in capital as of October 31, 2022.

4.	Each of Albert Mitrani, Dr. Maria Ines Mitrani, Ian Bothwell and all other recipients agreed to terminate all awards granted but not yet issued under the Company’s Management and Consultant Performance Plan.

5.	Each of Albert Mitrani, Dr. Maria Ines Mitrani and Ian Bothwell agreed to modify severance compensation provisions to be paid upon termination to only occur upon a termination without cause in an amount equal to one month’s base salary for each year of service.

In connection with the February 9, 2023 amendment to the Executive Employment Agreements, Mr. Bothwell and Mr. Mitrani also agreed to repay approximately $44,600 and $84,300, respectively, of previously reimbursed expenses to the Company and the Company and the executives exchanged mutual releases.

Bonuses

Effective December 21, 2020, the Company granted a bonus of $50,000 and 15,000,000 shares of common stock of the Company each to Mr. Mitrani, Dr. Mitrani and Mr. Bothwell (see Note 12).

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

The Term Sheet provides that as an inducement for Mr. Sinnreich to join the Company, within five (5) days of the Effective Date, he will be issued 10,000,000 shares of restricted common stock and ten-year warrants to purchase 40,000,000 shares at a price of $0.034 per share, exercisable on a “cashless” basis. The foregoing shares and warrants vest immediately upon issuance and were valued at $343,000 and $1,332,000, respectively (see Notes 11 and 12).

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

During the first year of the Initial Term, Mr. Sinnreich will be compensated by the issuance of 24,000,000 shares of Organicell’s common stock, which shall vest in equal monthly installments of 2,000,000 shares each. During the second year of the Initial Term, Mr. Sinnreich will be entitled to receive a base salary of $25,000 per month, payable in cash or shares of Organicell’s common stock, at his election.

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

On September 13, 2022, Mr. Sinnreich assumed the position of President and Acting Chief Executive Officer. He subsequently resigned from the Company on November 22, 2022. The Company is currently reviewing its rights to rescind previously issued shares and payments to Mr. Sinnreich in light of the resignation.

VP Agreements - Sales Executives

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

Upon execution of the VP Agreements, each of the Sales Executives were granted 1,000,000 shares of unregistered common stock of the Company valued at $0.035 per share, the closing price of the common stock of the Company on the grant date. The VP Agreements also provide each Sales Executives the right to receive a minimum of 750,000 shares of common stock at the end of each quarterly anniversary of the VP Agreements throughout the Initial Term (maximum 9,000,000 shares) (“Performance Shares”). As of December 31, 2021, the Sales executives had been issued all of the Performance Shares. The VP Agreements were terminated on June 30, 2022 (see Legal Matters below).

Consultant Agreements

Assure Immune LLC

Effective March 29, 2021, the Company and Assure Immune L.L.C (“Consultant”) entered into an amendment (“Amendment”) to the consulting agreement between the parties dated March 30, 2020 (“Agreement”). Under the terms of the Amendment, the initial term of the Agreement was extended for an additional 2 years (until March 30, 2023) and the terms for eligibility of the Consultants to receive future grants of stock above those stock issuances granted as of the date of the Amendment based on achievement of certain future milestones previously provided for in the Agreement were eliminated. In addition, the Amendment provided additional terms in connection with termination of the Agreement. Under the terms of the Amendment, the Consultant received an additional 20,000,000 shares of common stock that vest 50% upon execution of the Amendment and 50% on the sooner of (1) December 31, 2021 or (2) upon the approval of both of the Company’s IND’s to be submitted for Osteoarthritis and COVID 19 “Long Hauler”.

On August 19, 2022 the Company and Consultant agreed to an amendment to the consulting agreement whereby the Consultant was issued 5,000,000 shares of common stock of the Company and received a $20,000 cash payment in exchange for satisfaction of approximately $200,000 in outstanding consulting fees due to the Consultant up through August 31, 2022. The parties also agreed to the reduction of future fees payable to the Consultant from $40,000 per month to $15,000 per month for the period September 2022 through March 2023.

LAE International Consulting, LLC

During October 2020, the Company entered into a consulting agreement with LAE International Consulting, LLC (“LAE”) to provide consulting services in connection with the development of international research and development, sales and distribution and investment opportunities. As consideration for agreeing to provide the consulting services to the Company, the Company has agreed to pay LAE a minimum of $12,500 per month for the first three months of the agreement and to issue up to 5,000,000 shares of restricted common stock (valued at $0.175 per share, the closing price of the common stock of the Company on the grant date), based on successful performance of defined milestones. The agreement could be terminated on the third month anniversary of the agreement or later with or without cause. The Company notified LAE prior to the third month anniversary that it was going to terminate the agreement on third month anniversary unless mutually agreed upon amendments to the agreement were completed. The parties never formally reached any arrangement regarding the future amendments (see Legal Matters below).

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

New CRO Agreements

During August 2021, October 2021, and December 2021, the Company entered into agreements with a new CRO to provide ongoing clinical research and related services in connection with two of the Company’s approved clinical research trials (“New CRO Agreements”). On August 23, 2022 the New CRO Agreements were amended. In connection with the New CRO Agreements, the Company is obligated to make aggregate payments to the CRO of approximately $1,433,000 plus estimated aggregate pass-through costs and other third-party direct costs of approximately $495,000 as well as site and patient related costs. The Company is obligated to make the CRO payments based on the actual costs incurred over the term of the clinical trial beginning on the commencement of the work by the CRO in connection with the applicable clinical trial and the payments for the pass-through costs and other third-party direct costs as well as site and patient related costs are paid in accordance with completion of agreed upon milestones.

As of October 31, 2022, the Company has been billed a total of approximately $680,000 in connection with the New CRO Agreements, including $18,400 of escrow related payments, of which approximately $244,900 was outstanding as of October 31, 2022.

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

As of July 31, 2022, there was approximately $721,000 of unpaid Original Base Salary and Incremental Salary related to the period prior to December 31, 2019 and approximately $1,388,000 of unpaid Original Base Salary and Incremental Salary related to the period January 1, 2020 through July 31, 2022. In connection with the Closing, the Company and each of the Executives agreed to forego their unpaid Original Base Salary and Incremental Salary (see “Changes in Management Compensation” above).

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

All of Ethan NY’s obligations under the Ethan Lease are recourse only to the assets at Ethan NY, except for certain obligations under the Ethan Lease that were guaranteed by a former employee. Under the terms of the Ethan Lease, the obligations of Ethan NY for future rents are to be mitigated based on the amount of any future rents that are received for the rental of the leased premises to other tenants during the initial term. During August 2016, Ethan NY received confirmation that the leased premises had been leased to another tenant. Ethan NY is not aware of any claim pending or threatened in connection with the Ethan Lease. At October 31, 2021, Ethan NY recorded in liabilities of discontinued operations the amount of rent obligations through June 30, 2016 and a reserve for estimated losses in connection with termination of the Ethan Lease of $101,905. In New York State, the statute of limitations for filing a breach of contract claim is 6 years. As a result, during the year ended October 31, 2022, the Company recorded a gain from the write-off of liabilities attributable to discontinued operations that were no longer enforceable due to the statute of limitations.

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

Daniel Pepock and Tracy Yourke

The Company terminated the employment agreements with the Sales Executives Daniel Pepock (“Pepock”) and Tracy Yourke (“Yourke”) effective June 30, 2022.

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

Count II alleges a claim for “Fair Labor Standards Act Retaliatory Discharge”. Mr. Pepock alleged that he was unlawfully terminated in retaliation for filing a complaint about unpaid wages and sought damages in an unidentified amount of lost wage compensation, back pay, front pay, liquidated damages, compensation for pain and suffering and other non-economic damages, punitive damages, costs of litigation including reasonable attorney fees and witness fees, interest on the judgment, plus any other relief the Court deems proper.

On June 27, 2022, Ms. Yourke filed a complaint against Organicell in the State of Michigan, 6th Judicial Circuit, County of Oakland. Organicell removed the case to the United States District Court for the Eastern District of Michigan, Southern Division, and on August 10, 2022 Ms. Yourke filed an Amended Complaint asserting three counts.

Counts I and II alleged claims for “Breach of Employment Agreement and Violation of Michigan Sales Representative Commission Act”. Ms. Yourke alleged that Organicell (i) failed to pay her certain wages in timely manner; (ii) failed to pay her commissions allegedly due; (iii) failed to pay her a severance benefit allegedly due; and (iv) improperly treated her as a 1099 “independent contractor” rather than a W-2 employee for the time period of January 1, 2020 through July 31, 2021, April 16-30, 2022, and May 1, 2022 through June 30, 2022. Ms. Yourke sought an unidentified amount of damages in the form of compensation, commissions, treble damages, plus compensation for an alleged increased tax rates and increased Social Security contributions, costs of litigation, including actual attorney fees and witness fees, interest on the judgment, plus any other legal and equitable relief that the Court deems proper.

Count III alleged a claim for “Fair Labor Standards Act Retaliatory Discharge”. Ms. Yourke alleged that she was unlawfully terminated in retaliation for filing a complaint about unpaid wages and sought damages in an unidentified amount of lost wage compensation, back pay, front pay, liquidated damages, compensation for pain and suffering and other non-economic damages, punitive damages, costs of litigation including reasonable attorney fees and witness fees, interest on the judgment, plus any other relief the Court deems proper.

As of July 31, 2022, all past due wages to Pepock and Yourke were paid.

Mr. Pepock’s action against Organicell was designated for placement into the United States District Court’s Alternative Dispute Resolution program and the Parties agreed to mediate. On August 22, 2022, Mr. Pepock, Ms. Yourke and Organicell agreed to a material settlement term sheet (“Settlement”) which provided for the resolution and full settlement and release of all claims among the parties and for the Company to buy back all of the shares of common stock of the Company issued to and owned by Mr. Pepock and Ms. Yourke at the time of the Settlement (represented by Mr. Pepock and Ms. Yourke to be in excess of 24,800,000 shares) in exchange for a payment by the Company of $500,000 (“Purchase Price”). In addition, the Company agreed to release Mr. Pepock and Ms. Yourke from their non-compete restrictions upon transfer of the shares to the Company. The Settlement relates to disputed claims and nothing therein shall be construed as an admission of liability or wrongdoing by the Company or any other party.

Effective October 13, 2022, the parties executed a Confidential Settlement Agreement and Mutual General Release memorializing the terms of the Settlement. On January 31, 2023, 24,800,001 shares were transferred to the Company and the Company paid the Purchase Price. The shares received by the Company were immediately cancelled and returned to the Company’s treasury of authorized and unissued shares. As a result of the above, the matter has been fully settled and Mr. Pepock and Ms. Yourke were released from their non-compete restrictions.

At October 31, 2022, the Company has recorded the obligation to repurchase the shares in connection with settlement of the litigation in the amount of $500,000 in the consolidated balance sheet.

In addition to the foregoing, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

NOTE 15 – LIABILITIES ATTRIBUTABLE TO DISCONTINUED OPERATIONS

During September 2015, the Company formed Ethan NY for the purpose of selling clothing and accessories through a retail store. During June 2016, the Ethan NY operations were closed.

The following summarizes the carrying amounts of the assets and liabilities of Ethan NY at October 31, 2022 and 2021:

	October 31,
	2022	2021
Assets	$-	$-

Liabilities:
Accounts Payable	$-	$94,835
Accrued Expenses	-	31,016
Total liabilities	$-	$125,851

In New York State, the statute of limitations for filing a breach of contract claim is 6 years. As a result, during the year ended October 31, 2022, the Company recorded a gain from the write-off of liabilities attributable to discontinued operations that were no longer enforceable due to the statute of limitations.

NOTE 16 – SEGMENT INFORMATION

For the years ended October 31, 2022 and 2021, the Company operated only one operating segment.

NOTE 17 – 401(K) PLAN

The Company sponsors a pooled defined contribution retirement plan (“401(k) Plan”) covering all eligible employees effective January 25, 2023. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 92% of their compensation as defined in the 401(k) Plan, to various investment funds. Under the 401(k) Plan, the Company may, but is not obligated to, make any contributions to the 401(K) Plan for any eligible employees. The Company has not yet made any contributions to the 401(K) Plan.

NOTE 18 – SUBSEQUENT EVENTS

Several subsequent events are disclosed in Notes 8, 10, 12, 13, 14 and 17. There were no other subsequent events for disclosure purposes.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2022, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of October 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Based on that evaluation under this framework, our management concluded that as of October 31, 2022, our internal control over financial reporting was not effective because of the following material weaknesses:

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have expanded our accounting and administrative support staff during the fiscal year ended October 31, 2022. We also continue to engage outside tax consultants to assist in advising the Company in tax matters on an ongoing basis.

If and when the Company obtains sufficient capital resources, the Company intends to hire additional personnel with sufficient U.S. GAAP knowledge and business experience and to segregate appropriate duties among them. The Company has also begun efforts to further automate its accounting, sales ordering and inventory management functions.

In September 2022, we appointed six (6) independent members to our board of directors (and established an audit committee consisting of three independent directors, which is responsible for the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management. One of the independent members who also served on the audit committee resigned in December 2022.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name:	Age:	Position:	Director or Officer Since:
Ian T. Bothwell	62	Interim Chief Executive Officer, Chief Financial Officer and Director	November 4, 2016
Dr. Maria Ines Mitrani	42	Chief Science Officer, VP and Director	November 4, 2016
Dr. George Shapiro	62	Chief Medical Officer and Director	February 7, 2019
Albert Mitrani	67	Executive Vice President of Sales	June 24, 2015
Dr. Bhupendra Kumar Modi	74	Director – Chairman of the Board	September 23, 2022
Chuck Bretz	65	Director – Vice Chairman of the Board	September 23, 2022
Gurvinder Pal Singh	61	Director	September 23, 2022
S. Jerry Glauser	75	Director	September 23, 2022
Leathem Stearn	74	Director	September 23, 2022

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

Professional Experience

Ian T. Bothwell was elected as a member of the board of directors of the Company effective September 11, 2019. Mr. Bothwell previously served as a member of the board of directors of the Company from March 8, 2017 until his resignation in April 2018, when the Company executed a Plan and Agreement of Reorganization. Mr. Bothwell serves as the Chief Financial Officer of the Company, a position he has held since November 4, 2016. In addition, he was appointed Interim Chief Executive Officer of the Company on November 22, 2022. From 2003 through November 2015, Mr. Bothwell served in various executive positions for Central Energy GP LLC, the general partner of Central Energy Partners LP, a previously publicly traded master limited partnership. From July 2007 through November 2015, Mr. Bothwell served as President and a director of Regional Enterprises, Inc. Since April 2007, Mr. Bothwell has served as the President and controlling member of Rover Advanced Technologies, LLC, a company formed to provide management solutions to the public transportation industry. Since 2015, Mr. Bothwell has also served as the President and controlling member of CountOnMe Inc., a company that provides software solutions for the educational industry. Mr. Bothwell received his Bachelor of Science in Business Administration from Boston University in 1984.

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

Albert Mitrani has been serving as Executive Vice President of Sales since July 21, 2022. Mr. Mitrani served as our President, Secretary and Treasurer from June 24, 2015 to July 21, 2022, as our Chief Executive Officer from September 2019 until July 21. 2022 and as a member of the board of directors from June 24, 2015 to August 19, 2022. He also was our Chief Executive Officer and Chairman of the Board from June 24, 2015 until April 13, 2018. Mr. Mitrani served as the Chief Executive Officer of Analytical Stem Cell Corp. from April 2014 through May 2015. Analytical Stem Cell was involved in stem cell research and patient treatment referral centers. From February 2012 through March 2014 Mr. Mitrani was the Chief Executive Officer of Americell Trinidad and the President of ASCAAC LLC (American Stem Cell) from March 2011 through January 2013. Mr. Mitrani was the Chief Executive Officer of American Cellular Center Quito Ecuador from 2009 through 2012.

Dr. Bhupendra Kumar Modi became a director and Chairman of the Board on September 23, 2022. Dr. Modi has nearly four decades of business experience and for over three decades has been the Group Chairman of Modi Holdings – a diversified business conglomerate with business interests in mobility, finance, healthcare, education, entertainment, clean energy and life sciences. Headquartered in Singapore, Modi Holdings has a global footprint with companies in India, Singapore and the U.S. Dr. Modi is well-known for bringing the latest technologies into India in partnerships with industry leaders like Xerox, Alcatel, Telstra, Olivetti, Axiata, Singapore Technologies Telemedia and Fountain Life, among others.

In the past few years, Dr. Modi has been focusing on his philosophy of living ‘Beyond 100’, where he is attempting to create an ecosystem that enables people to live Happy and Healthy beyond 100. His efforts in the healthcare industry have earned him the epithet of ‘Global Leader in Wellness’, by the American Academy of Anti-Aging Medicine. We believe that given his diverse and extensive business experience, Dr. Modi is a significant addition to the Company as a member of our board of directors and as its Vice Chairman.

Chuck Bretz became a director of the Company and Vice Chairman of the Board on September 23, 2022. Mr. Bretz has been a practicing attorney for the last 40 years in both the private and public sectors. Since 1999, Mr. Bretz, has been a principal of the Joliet, Illinois law firm he founded which is now known as Chuck Bretz & Associates, P.C. The firm advises various businesses in multiple commercial and real estate matters. Mr. Bretz is also currently actively involved in advising entrepreneurs across the country in structuring and negotiating business and real estate transactions. We believe that his combination of legal and business experience brings value to the Company as a member of our board of directors and as its Vice-Chairman.

Gurvinder Pal Singh joined our Board of Directors on September 23, 2022, has over 35 years of professional experience in business strategy, corporate finance and financial accounting covering varied areas such as mergers and acquisitions, statutory compliance, capital raising, budgeting and internal controls, audit, financial management, risk management, investor relations and tax planning. Since 1996, he has served as Chief Finance Officer of Modi Holdings, whose holdings include various companies in India, Singapore and the U.S., in the fields of mobile services, mobile devices, mobile retain, healthcare, new energy and wellness. Mr. Singh is a graduate of the University of New Delhi and a Chartered Accountant in India. Given his varied and extensive finance and business experience, we believe that he will be a valuable addition to Organicell as a member of the board of directors.

S. Jerry Glauser joined the Company’s board of directors on September 23, 2022. He has been in the automobile business for 50 years, starting in the family business in South New Jersey. In 1973, Mr. Glauser bought his first dealership in Sarasota Florida and over the next three decades expanded to ownership of a dozen dealerships in Florida. In 2004, he sold his Florida dealerships and acquired a Mercedes-Benz dealership in Denver, Colorado, which he sold in 2006. He then bought a Mercedes-Benz dealership in Houston, Texas, which he operated until its sale. For the last eight years, Mr. Glauser has been a private investor in various biotech companies and real estate ventures. We believe that his over half century of business experience brings a unique perspective to the board of directors.

Leathem Stearn joined the board of directors on September 23, 2002. Since 1970, Mr. Stearn been an inventor, designer, entrepreneur and investor in various industries and with multiple companies. In 1986, Mr. Stearn founded Scunci International, LLC, where he developed the “Scrunchy” product and Scunci Brand of women hair accessories. He managed the Company until its sale in 1988, but continues to hold and license the Scunci Trademark® world-wide. From 1992 to1995, Mr. Stearn was a partner and CEO of Artnet, a company which he co-founded that became the leading art information company in the Art industry. Mr. Stearn has also founded or co-founded, developed and managed a number of other ventures including; Showcase International, LLC (from 1989 to 1992), which developed the first entertainment industry multi-media portfolio database; Smith Stearn Yachts LLC (from 2004 to 2010), which developed and operated a yacht sharing business and a number of other companies in the maritime industry. The Company believes that Mr. Stearn’s diverse experience makes him a valuable addition to the board of directors.

Family Relationships

Dr. Maria Ines Mitrani, our Chief Science Officer and a director and Albert Mitrani, our Executive Vice President of Sales, are spouses.

Board Committees

At the September 23, 2022 meeting, the Board also established three standing committees; an audit committee, a compensation committee and a nominating and corporate governance committee. The members of the audit committee are Messrs. Singh and Glauser, with Mr. Singh acting as Chairman, the members of the compensation committee are Dr. Modi, Mr. Bretz and Mr. Stearn, with Dr. Modi acting as Chairman and the members of the nominating and corporate governance committee are Messrs. Bretz and Singh, with Mr. Bretz serving as Chairman.

Independence

The Board has determined that each of our non-executive directors is “independent” within the meaning of the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the listing standards of the Nasdaq Stock Market.

In addition, we believe Messr. Singh qualifies an “audit committee financial expert” as the term is defined by the applicable rules and regulations of the SEC and the Nasdaq Stock Market listing standards, based on his business professional experience in the financial and accounting fields. At the time of the listing of our common stock for trading on the Nasdaq Stock Market, we are required to certify to the Nasdaq Stock Market, that our audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended October 31, 2022 and up through the date of this Annual Report, except that due to administrative delays in obtaining Edgar filing codes, the following Forms 3 were inadvertently filed late as follows:

1.	Greyt Ventures LLC filed its Form 3 on September 16, 2022, 16 days late.

2.	Mr. Bretz filed his Form 3 on September 29, 20222, 29 days late.

3.	Dr. Modi and Mr. Singh filed their Forms 3 on October 3, 2022, 33 days late.

4.	Mr. Stearn filed his Form 3 on October 6, 2022, 36 days late.

5.	John Chiste, who stepped down as a director on December 21, 2022, filed his Form 3 on October 11, 2022, 41 days late.

6.	Mr. Glauser filed his Form 3 on October 27, 2022, 57 days late.

7.	Skycrest Holdings, LLC filed its Form 3 on December 16, 2022, 107 days late.

Item 11. Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended October 31, 2022; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended October 31, 2022 whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended October 31, 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Consideration ($)		Total Actually Received ($)
Ian T. Bothwell,	2022	300,000	200,000	-0-		-0-		-0-	-0-	35,957	(10)	80,119	(6)
Interim Chief Executive Officer, Chief Financial Officer (1)	2021	300,000	200,000	2,205,000	(1)	-0-		-0-	-0-	21,854	(10)	2,726,854	(6)

Matthew Sinnreich,	2022	-0-	300,000	571,353	(2)	1,332,000	(2)	-0-	-0-	-0-		2,203,353
Acting Chief Executive Officer (2)	2021	-0-	-0-	-0-		-0-		-0-	-0-	-0-		-0-

Albert Mitrani - CEO,	2022	428,623	-0-	-0-		-0-		-0-	-0-	83,243	(11)	79,479	(7)
President and Executive Vice President of Sales (3)	2021	488,546	50,000	2,205,000	(3)	-0-		-0-	-0-	81,056	(11)	2,824,602	(7)

Dr. Maria I. Mitrani, VP and	2022	300,000	200,000	-0-		-0-		-0-	-0-	-0-		(63,455	)(8)
Chief Science Officer (4)	2021	300,000	200,000	2,205,000	(4)	-0-		-0-	-0-	-0-		2,705,000	(8)

Dr. George Shapiro,	2022	85,500	-0-	-0-		-0-		-0-	-0-	-0-		$7,740	(9)
Chief Medical Officer (5)	2021	81,417	-0-	121,500	(5)	-0-		-0-	-0-	-0-		202,917	(9)

(1)	Mr. Bothwell has served as Chief Financial Officer of the Company since November 4, 2016. On November 22, 2022, he was appointed Interim Chief Executive Officer. Mr. Bothwell was granted 30,000,000 shares of common stock of the Company with an aggregate grant value of $2,205,000. See Note 12 to the October 31, 2022 audited consolidated financial statements for a description of the assumptions used in determining the value of the stock granted.
(2)	Matthew Sinnreich served as Acting Chief Executive Officer and Chief Operating Officer of the Company from July 21, 2022 to September 23, 2022 and as Acting Chief Executive Officer and President from September 23, 2022 to November 22, 2022, when he resigned. During fiscal year 2022, Mr. Sinnreich was granted 10,000,000 shares of common stock of the Company and a warrant to purchase 40,000,000 shares of common stock of the Company with an aggregate grant value of 343,000 and 1,332,000, respectively. Mr. Sinnreich also received 24,000,000 shares of common stock of the Company in lieu of any cash salary during his first year of employment with an aggregate grant value of $823,200, of which 6,706,849 ($228,353) was vested as of October 31, 2022. See Notes 11 and 12 to the October 31, 2022 audited consolidated financial statements for a description of the assumptions used in determining the value of the stock granted and the warrants issued.

(3)	Albert Mitrani served as Chief Executive Officer from June 2015 until April 2018, when he was appointed President. From September 2019 until July 21, 2022, Mr. Mitrani again served and Chief Executive Officer. On July 21, 2022, when he stepped down from that position and assumed the position of Executive Vice President of Sales. During fiscal year 2021, Mr. Mitrani was granted 30,000,000 shares of common stock of the Company with an aggregate grant value of $2,205,000. See Note 12 to the October 31, 2022 audited consolidated financial statements for a description of the assumptions used in determining the value of the stock granted.
(4)	Dr. Maria I. Mitrani has served as Vice President and Chief Science Officer of the Company since November 4, 2016. During fiscal year 2021, Dr. Mitrani was granted 30,000,000 shares of common stock of the Company with an aggregate grant value of $2,205,000. See Note 12 to the October 31, 2022 audited consolidated financial statements for a description of the assumptions used in determining the value of the stock granted.
(5)	Dr. George Shapiro has served as the Chief Medical Officer of the Company since September 2018. During fiscal year 2021, Dr. Shapiro was granted 4,500,000 shares of common stock of the Company with an aggregate grant value of $121,500. See Note 12 to the October 31, 2022 audited consolidated financial statements for a description of the assumptions used in determining the value of the stock granted.
(6)	In connection with the Restructuring on August 19, 2022, Mr. Bothwell was granted a warrant to purchase 30,000,000 shares of common stock of the Company with a grant value of $588,000 as payment for $588,000 of accrued and unpaid salary. In addition, $455,478 of accrued and unpaid salary was forgiven by Mr. Bothwell in connection with the Restructuring on August 19, 2022 and is reflected as a reduction in the total amount received during the year ended October 31, 2022. $0 and $843,378 of salary was accrued and unpaid at October 31, 2022 and 2021, respectively. See Note 13 to the October 31, 2022 audited consolidated financial statements for a description of the assumptions used in determining the value of the warrants issued.
(7)	$430,200 of accrued and unpaid salary was forgiven by Mr. Mitrani in connection with the Restructuring on August 19, 2022 and is reflected as a reduction in the total amount received during the year ended October 31, 2022. $0 and $362,455 of salary was accrued and unpaid at October 31, 2022 and 2021, respectively.
(8)	$563,455 of accrued and unpaid salary was forgiven by Dr. Mitrani in connection with the Restructuring on August 19, 2022 and is reflected as a reduction in the total amount received during the year ended October 31, 2022. $0 and $275,824 of salary and commissions were accrued and unpaid at October 31, 2022 and 2021, respectively.
(9)	In connection with the Restructuring on August 19, 2022, Dr. Shapiro was granted a warrant to purchase 3,150,000 shares of common stock of the Company with a grant value of $61,740 as payment for $61,740 of accrued and unpaid salary. In addition, $77,760 of accrued and unpaid salary was forgiven by Dr. Shapiro in connection with the Restructuring on August 19, 2022 and is reflected as a reduction in the total amount received during the year ended October 31, 2022. $0 and $54,000 of salary was accrued and unpaid at October 31, 2022 and 2021, respectively. See Note 13 to the October 31, 2022 audited consolidated financial statements for a description of the assumptions used in determining the value of the warrants issued.
(10)	Ian Bothwell received benefits totaling approximately $35,957 and $21,854 during fiscal year ended October 31, 2022 and 2021, respectively.
(11)	Albert Mitrani and his wife, Dr. Maria I. Mitrani, received benefits totaling approximately $83,243 and $81,056 during fiscal year ended October 31, 2022 and 2021, respectively.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (b)	Number of Securities Underlying Unexercised Options Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price (e)	Option Expiration Date (f)	Stock Awards Number of Shares or Units of Stock That Have Not Vested (g)	Market Value of Shares or Units of Stock That Have Not Vested (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units of Other Rights That Have Not Vested (j)
Ian T. Bothwell	7,500,000	-	-	$0.028	02/26/30	-	-	15,000,000	$405,000	(2)
	30,000,000	-	-	$0.020	07/13/32	-	-	-	$-

Matthew Sinnreich(1)	40,000,000	-	-	$0.034	07/21/33	-	-	-	$-

Albert Mitrani	-	-	-	-	-	-	-	15,000,000	$405,000	(2)

Dr. Maria Ines Mitrani	-	-	-	-	-	-	-	15,000,000	$405,000	(2)

Dr. George Shapiro	3,150,000	-	-	$0.020	07/13/32	-	-	5,000,000	$135,000	(2)

(1)	Mr. Sinnreich resigned on November 22, 2022.
(2)	Based on the closing stock price of $0.027 on October 31, 2022.

Executive Employment Agreements

The Company is party to executive employment agreements with each of Ian T. Bothwell (our Interim Chief Executive Officer and Chief Financial Officer), Dr. Maria Ines Mitrani (our Chief Science Officer) and Albert Mitrani, our Executive Vice President of Sales), originally executed in April 2018 and subsequently amended, most recently on August 19, 2022 and February 9, 2023 (the “Executive Employment Agreements”). As amended, the Executive Employment Agreements provide for:

1.	A base salary of $300,000, provided, however, that each of the executives agreed to a reduction in each executive’s annual salary to $150,000 per year effective November 30, 2022 in the case of Ian T. Bothwell and December 15, 2022 in the case of Dr. Maria Ines Mitrani and Albert Mitrani. The salary reduction will remain in effect through such time as net revenues from operations are breakeven when calculating the salaries of all three executives without the agreed upon reductions ( the “Salary Reduction Period”). There is no obligation of the Company to repay that portion of each executive’s salary that has been reduced during the Salary Reduction Period.

2.	A term expiring on December 31, 2025.

3.	Payment of severance only in the event of termination without cause, in an amount equal to one month’s salary for each year of service.

4.	Customary confidentiality and non-competition provisions.

In connection with the February 9, 2023 amendment to the Executive Employment Agreements, Mr. Bothwell and Mr. Mitrani also agreed to repay approximately $44,600 and $84,300, respectively, of previously reimbursed expenses to the Company and the Company and the executives exchanged mutual releases.

Employment Arrangements with Matthew Sinnreich

On July 21, 2022, Matthew Sinnreich was appointed by the Board to the position of Chief Operating Officer and Acting Chief Executive Officer. Contemporaneously therewith, Organicell and Mr. Sinnreich entered into a term sheet (the “Term Sheet”) setting forth in principle the terms of Mr. Sinnreich’s employment agreement with and compensation by the Company. Except with respect to the signing bonus described below, the Term Sheet is subject to the negotiation and execution of a definitive employment agreement embodying the provisions of the Term Sheet, as well as customary terms and conditions for an executive employment agreement. The definitive employment agreement was not negotiated and executed prior to Mr. Sinnreich stepping down from the Company as noted below.

As an inducement for Mr. Sinnreich to join the Company, pursuant to the Term Sheet he was issued 10,000,000 shares of restricted common stock and ten-year warrants to purchase 40,000,000 shares at a price of $0.034 per share, exercisable on a “cashless” basis. The shares and warrants vested immediately upon issuance.

The Term Sheet also provided that during the first year of the Initial Term, Mr. Sinnreich will be compensated by the issuance of 24,000,000 shares of Organicell’s common stock, which shall vest in equal monthly installments of 2,000,000 shares each. During the second year of the Initial Term, Mr. Sinnreich will be entitled to receive a base salary of $25,000 per month, payable in cash of shares of Organicell’s common stock, at his election.

On September 7, 2022, the board of directors of the Company awarded Matthew Sinnreich a one-time payment of $200,000 and agreed to reimburse him for up to $100,000 in out-of-pocket expenses incurred by him in connection with services rendered to the Company, subject to submission of documentation for such expenses in accordance with the Company’s expense reimbursement policies.

On September 13, 2022, Mr. Sinnreich assumed the position of President and Acting Chief Executive Officer. He subsequently resigned from the Company on November 22, 2022. The Company is currently reviewing its rights to rescind previously issued shares and payments to Mr. Sinnreich in light of the resignation.

Board Stock Compensation Plan

On February 26, 2020, the Company established the Board Stock Compensation Plan (the “Board Plan”) which provides compensation for non-executive Board members for participation in Board meetings retroactive to November 1, 2019. The Board Plan provides for a grant of $7,500 in equivalent shares of common stock (based on trading price at the end of the applicable current quarter) on the last day of each respective fiscal quarter that a member attends at least 75% of all meetings held during such quarter and in which a minimum of 1 meeting is held, for a maximum annual compensation amount of $30,000 per year per member. In addition, Board members that participate on future board committees will also be eligible to receive additional compensation for serving on such committees, in amounts to be determined by the Board. The maximum aggregate number of shares that are currently authorized to be issued pursuant to the Board Plan is 5,000,000 shares. The Company is no longer using the Board Plan to compensate its non-executive directors as set forth in Item 10. Management – Compensation of Non-Executive Directors above.

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

On February 10, 2021, the Board amended the MCPP, providing for the grant of common stock of the Company of 5 million shares for each Phase II clinical trial completed, five million shares for each Phase III clinical trial approved and initiated (deemed to be upon the time the first patient is enrolled) and 10 million shares for each Phase III clinical trial fully enrolled. In addition, the CMO’s portion of a designated grant for an achievement of any applicable Milestone subsequent to September 23, 2020 was reduced to 30% until the time that the CMO becomes a full-time employee of the Company.

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

During the years ended October 31, 2022 and 2021, a total 0 shares and 49,500,000 shares, respectively, were issued in connection with certain Milestones achieved. The Company recorded a total of $0 and $1,336,500 of stock-based compensation expense during the years ended October 31, 2022 and 2021, respectively. For the MCPP Shares approved on February 10, 2021, the closing price of the common stock of the Company was $0.108.

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

As of October 31, 2022, a total of 83,400,000 shares of our common stock, including the Exchange Shares have been awarded under the 2021 Plan.

Compensation of Directors Table

The following table summarizes all compensation paid to our non-executive directors for the fiscal year ended October 31, 2022.

Name	Fees Earned Or Paid In Cash ($)	Option/Equity Awards (#)(1)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Bhupendra Kumar Modi	-	-	-	-	-	-
Chuck Bretz	-	1,000,000	-	-	-	-
Jerry Glauser	-	1,000,000	-	-	-	-
Leathem Stearn	-	1,000,000	-	-	-	-
Gurvinder Pal Singh	-	1,000,000	-	-	-	-
John Chiste (2)	-	1,000,000	-	-	-	-

(1)	Represents Directors Warrants as more fully described in “Narrative Disclosure to the Director Compensation Table” set forth below.
(2)	Mr. Chiste stepped down as a director on December 21, 2022.

Narrative Disclosure to the Director Compensation Table

Each of our non-executive directors will be party to a Director’s Service Agreement. Pursuant to that agreement, non-employee directors (other than Dr. Modi) will be compensated for their services by the annual issuance of warrants to acquire up to 1,000,000 shares of the Company’s common stock at an exercise price equal to fair market value of the common stock as of the date of grant (the “Director Warrants”). The Director Warrants shall be exercisable for a period of ten (10) years from the date of grant and shall vest in equal monthly installments of 83,333.33 shares, subject to continued service by the director as a member of the board of directors. The agreement will also provide for indemnification of directors to the fullest extent permitted by Nevada law.

It is contemplated that non-executive directors will be granted a comparable amount of Director Warrants or stock options for each year of service.

[Non-employee directors are also reimbursed for out-of-pocket costs incurred in connection with attending meetings.]

Code of Ethics

Due to our small size, we have not adopted a Code of Ethics and Business Conduct that applies to our officers, directors and employees. We intend to adopt a Code of Ethics and Business Conduct in the near future as we grow our operations and hire additional employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 3, 2023, the beneficial ownership of our common stock by each director and executive officer, by each person known by us to beneficially own 5% or more of our common stock and by directors and executive officers as a group. Unless otherwise stated, the address of the persons set forth in the table is c/o the Company, 3321 College Ave, Suite 246, Davie, Florida 33314:

Name Officers and Directors	Title	Shares	% of Class (1)	% of Voting Power (2)
Ian Bothwell (3)	Interim Chief Executive Officer, Chief Financial Officer and Director	170,518,726	12.14%	5.95%
Dr. Maria Mitrani (4)	Chief Science Officer and Director	253,497,990	18.54%	9.08%
Dr. George Shapiro (5)	Chief Medical Officer and Director	78,754,187	5.75%	2.82%
Albert Mitrani (6)	Executive Vice President of Sales	253,497,990	18.54%	9.08%

Dr. Bhupendra Kumar Modi (7)	Director - Chairman	100,000,000	7.31%	3.58%
Chuck Bretz (8)	Director - Vice Chairman	533,790	0.04%	0.02%
Jerry Glauser (9)	Director	27,200,456	1.99%	0.97%
Leathem Stearn (10)	Director	13,700,457	1.00%	0.49%
Gurvinder Pal Singh (11)	Director	533,790	0.04%	0.02%

All officers and directors as a group (10 persons)		474,220,670	34.55%	16.93%

Other 5% or Greater Stockholders
Skycrest Holdings LLC (12)		200,000,000	13.18%	31.96%
Greyt Ventures LLC (13)		200,000,000	13.18%	31.96%

(1)	Based on 1,367,311,142 shares of vested common stock outstanding as of February 3, 2023.
(2)

Based on 1,367,311,142 shares of vested common stock and 100 Series C Preferred Shares outstanding as of February 3, 2023. The shares of common stock and the Series C Preferred Shares vote together as a single class on all matters presented to stockholders, except as required by Nevada law. Each Series C Preferred Share entitles the holder to 51.0 % of the combined voting power of the Company’s capital stock and an aggregate of 51.0% for all 100 Series C Preferred Shares outstanding, notwithstanding the number of shares of common stock outstanding.

(3)	Includes warrants to purchase 37,500,000 shares of common stock of the Company. Does not include 15,000,000 shares of common stock issued to Mr. Bothwell which vest on December 31, 2023.
(4)	Does not include 15,000,000 shares of common stock issued to Dr. Maria Mitrani which vest on December 31, 2023. Includes 151,790,190 shares of common stock held by Albert Mitrani, Dr. Mitrani’s husband which does not include 15,000,000 shares of common stock issued to Albert Mitrani which vest on December 31, 2023.
(5)	Includes warrants to purchase 3,150,000 shares of common stock of the Company. Does not include 5,000,000 shares of common stock issued to Mr. Shapiro which vest on December 31, 2023.
(6)	Does not include 15,000,000 shares of common stock issued to Albert Mitrani which vest on December 31, 2023. Includes 101,707,800 shares of common stock held by Dr. Maria Mitrani, Albert Mitrani’s wife which does not include 15,000,000 shares of common stock issued to Dr. Mitrani which vest on December 31, 2023.
(7)	Represents 50,000,000 shares of common stock held of record by Beyond 100 FZE and 50,000,000 shares of common stock held of record by Smart Co. Holding Pte. Ltd., each of which Dr. Modi is the sole beneficial owner.

(8)	Includes vested warrants to purchase 367,123 shares of common stock of the Company and warrants to purchase 166,667 shares of common stock of the Company that vest within 60 days of February 3, 2023.
(9)	Includes vested warrants to purchase 367,123 shares of common stock of the Company and warrants to purchase 166,667 shares of common stock of the Company that vest within 60 days of February 3, 2023.
(10)	Includes 12,500,000 shares of common stock held of record by Stearn Enterprises LLC, of which Mr. Stearn is the sole beneficial owner. Includes vested warrants to purchase 367,123 shares of common stock of the Company and warrants to purchase 166,667 shares of common stock of the Company that vest within 60 days of February 3, 2023.
(11)	Includes vested warrants to purchase 367,123 shares of common stock of the Company and warrants to purchase 166,667 shares of common stock of the Company that vest within 60 days of February 3, 2023.
(12)	812 Meridian Lane, Hollywood FL 33019. Represents 50,000,000 shares of common stock, warrants to purchase 150,000,000 shares of common stock and 50 Series C Preferred Shares held of record by Skycrest Holdings, LLC, of which Louis Birdman is the managing member.
(13)	20533 Biscayne Blvd., Suite 648, Aventura, FL 33180. Represents 50,000,000 shares of common stock, warrants to purchase 150,000,000 shares of common stock and 50 Series C Preferred Shares held of record by Greyt Ventures LLC, of which Ms. Wendy Grey is the sole member and manager.

The Company has not received any filings by a third party indicating beneficial ownership of more than 5% of our outstanding voting capital stock that are not listed herein.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. Beneficial ownership is determined in accordance with SEC rules and includes only vested securities and those securities which a person or entity may have the right to acquire and/or vest in the next 60 days.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Board Stock Compensation Plan (1)	-0-	-	4,513,192

2021 Equity Incentive Plan	-0-	-0-	166,600,000

(1)	The Company is no longer using the Board Plan to compensate its non-executive directors.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Review, Approval and Ratification of Related Party Transactions

Review, approval, or ratification of transactions with our executive officers, directors and significant stockholders are subject to approval or ratification by a majority of disinterested directors. Once our board of directors is comprised of a majority of independent directors, we anticipate that such transactions will require approval or ratification by a majority of our independent directors or a committee of the board of directors consisting of independent directors.

Leases

Until July 31, 2022, the Company’ leased administrative office space located at 515 North Shore Drive, Miami Beach, Florida 33141, from MariLuna, LLC, a Florida limited liability company which is owned by Dr. Maria Mitrani, the Chief Science Officer and director of the Company at a monthly rent of $3,500. The lease was to expire in June 2023. In addition, since October 2020 and until July 31, 2022, we have been party to a second lease with MariLuna LLC for office space located in Aspen, Colorado at a monthly rent of $6,500. The initial term of the lease was for one year, expiring on September 30, 2021 and the lease was subsequently extended on a month to month basis. Both leases were terminated by agreement of the Company and MariLuna, LLC, retroactive to July 31, 2022 in connection with the August 19, 2022 funding and corporate restructuring transaction.

Reimbursements

In its employment agreement with Ian Bothwell, the Company agreed to reimburse Rover Advanced Technologies, LLC, a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $36,352 and $31,192 for the years ended October 31, 2022 and 20210, respectively. In connection with the August 19, 2022 funding and corporate restructuring transaction, the Company and Mr. Bothwell agreed to terminate the reimbursement arrangement effective October 31, 2022. The Company and Mr. Bothwell are reviewing the payments to be reimbursed as a result of the corporate restructuring transaction.

Advances by Executive Officers

From time to time, Mr. Bothwell and/or his respective affiliates have advanced funds to the Company to pay for certain expenses of the Company. As of October 31, 2022 and October 31, 2021, $0 and $6,253 respectively, is owed to Mr. Bothwell and/or his respective affiliates.

Manuel. Iglesias, the Company’s former Chief Executive Officer, and/or his affiliates advanced funds to the Company to pay for certain expenses of the Company. As of each of October 31, 2022 AND October 31, 2021, $220,897 was owed to Mr. Iglesias and/or his affiliates, respectively. Mr. Iglesias also personally guaranteed a $100,000 credit facility secured by the Company in September 2019.

Sales to Related Parties

For the year ended October 31, 2022, the Company sold a total of approximately $702,100 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, including $207,072 of products purchased from the Company that were attributable to the medical practice owned by Dr. George Shapiro the Company’s Chief Medical Officer and a member of the board of directors. Dr. Shapiro also has an indirect economic interest in the parent company that owns the MSO. For the year ended October 31, 2021, the total amount of sales of products to the medical practice owned by Dr. Allen Meglin, a member of the board of directors until August 2022 and to customers related to Mr. Michael Carbonara, a member of the board of directors until August 2022 totaled $20,820 and $101,715, respectively.

For the year ended October 31, 2021, the Company sold a total of approximately $881,600 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, including $211,505 of products purchased from the Company that were attributable to the medical practice owned by Dr. George Shapiro the Company’s Chief Medical Officer and a member of the board of directors. Dr. Shapiro also has an indirect economic interest in the parent company that owns the MSO. For the year ended October 31, 2021, the total amount of sales of products to the medical practice owned by Dr. Allen Meglin, a member of the board of directors until August 2022 and to customers related to Mr. Michael Carbonara, a member of the board of directors until August 2022 totaled $13,820 and $32,655, respectively.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Marcum LLP (“Marcum”).

Audit Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2022 and October 31, 2021 for professional services rendered by our principal accountants for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended October 31, 2022:	$191,000

Fiscal Year Ended October 31, 2021:	$160,000

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2022 and October 31, 2021 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended October 31, 2022:	$36,838

Fiscal Year Ended October 31, 2021:	$19,385

Tax Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2022 and October 31, 2021 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning.

Fiscal Year Ended October 31, 2022:	$-

Fiscal Year Ended October 31, 2021:	$-

All Other Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2022 and October 31, 2021 for products and services provided by the principal accountants, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended October 31, 2022:	$-

Fiscal Year Ended October 31, 2021:	$-

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No:	Description:
2.1	Plan and Agreement of Reorganization, dated April 23, 2018, between Management and Business Associates, LLC and Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 26, 2018 and incorporated by reference herein)
3.1	Articles of Incorporation, as amended (Filed as an exhibit to Registration Statement on Form S-1 filed on September 4, 2012 (File No: 333-183710) and incorporated by reference herein)
3.2	Certificate of Amendment to the Articles of Incorporation (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)
3.3	Amendment to the Certificate of Incorporation of Biotech Products Services and Research, Inc., filed with the Secretary of State of Nevada on July 22, 2017, effective July 10, 2017 (Filed as an exhibit to Form 10-K for the fiscal year ended October 31, 2017 filed on July 7, 2018 and incorporated by reference herein)
3.4	Series A Non-Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
3.5	Amendment to Certificate of Designation of Series A Non-Convertible Preferred Stock of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
3.6	Series B Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
3.7	Amendment to the Certificate of Incorporation of Biotech Products Services and Research, Inc., filed with the Secretary of State of Nevada on May 21, 2018, effective June 20, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
3.8	Certificate of Correction filed with the Secretary of State of Nevada on June 18, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
3.9	Certificate of Withdrawal filed with the Secretary of State of Nevada on June 14, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
3.10	Amended and Restated By-laws of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
3.11	Second Amended and Restated By-laws of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on December 18, 2017 and incorporated by reference herein)
3.12	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of Nevada on June 24, 2020, effective June 24, 2020. (Filed as an exhibit to Form 8-K filed on July 14, 2020 and incorporated by reference herein)
3.13	Certificate of Designation of Series C Non-Convertible Preferred Stock (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
3.14	Second Amended and Restated Bylaws (as amended effective August 19, 2021) (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.1	Stock Purchase Agreement dated October 30, 2015 between Biotech Products Services and Research, Inc. and John Goodhew (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)
10.2	Series A Non-Convertible Preferred Stock Share Exchange Agreement, dated November 1, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
10.3	Series B Convertible Preferred Stock Share Exchange Agreement, dated November 1, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
10.4+	Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

Exhibit No:	Description:
10.5+	Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
10.6+	Amendment No.1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.7+	Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
10.8+	Amendment No.1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.9+	Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
10.10+	Amendment No.1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.11+	Employment Agreement, dated March 8, 2017, between Biotech Products Services and Research, Inc. and Terrell Suddarth (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.12+	Warrant, dated November 4, 2016, issued to Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
10.13+	Warrant, dated November 4, 2016, issued to Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
10.14+	Warrant, dated November 4, 2016, issued to Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
10.15+	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.16+	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.17+	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.18+	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Terrell Suddarth (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.19	Form of the Securities Purchase Agreement, dated March 29, 2017, by and among Biotech Products Services and Research, Inc., each of its Subsidiaries, the Agent, LLC, Dr. Bruce Werber and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.20	Form of the 10% Original Issue Discount Convertible Secured Promissory Note and Guarantee, dated March 29, 2017, of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.21	Form of the Security Agreement, dated March 29, 2017, by and among Biotech Products Services and Research, Inc., each of its Subsidiaries, and the Agent (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.22	Form of the Intellectual Property Security Agreement, dated March 29, 2017, by and among Biotech Products Services and Research, Inc., and each of its, Subsidiaries, and the Agent (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.23	Form of the Subsidiary Guarantee, dated March 29, 2017, by and among Biotech Products Services and Research, Inc. and each of its Subsidiaries (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.24+	Employment Agreement, dated as of May 1, 2017, by and between Peter Taddeo and Mint Organics Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 24, 2017 and incorporated by reference herein)

Exhibit No:	Description:
10.25	Lease Agreement, dated May 23, 2017, by and between Sunwest Office Park, LLC and Anu Life Sciences, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 24, 2017 and incorporated by reference herein)
10.26	Asset Purchase Agreement, dated February 5, 2018, by and among Vera Acquisition, LLC, Anu Life Sciences, Inc., Biotech Products Services and Research, Inc. and Controlling Stockholders, and General Surgical Florida, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)
10.27	Distribution Agreement, dated February 5, 2018, by and between Vera Acquisition, LLC, and Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)
10.28	Separation and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo, and Mint Organics, Inc., Mint Organics Florida, Inc., Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.29	Share Purchase and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo and Biotech Products Services and Research, Inc. and Mint Organics, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.30+	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.31+	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Maria I. Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.32	Form of Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on April 26, 2018 and incorporated by reference herein)
10.33	Form of 2018 6% Convertible Debenture Issued by Biotech Products Services And Research, Inc., a Nevada corporation (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
10.34	Consulting Services Agreement effective as of March 30, 2020 between Assure Immune L.L.C and the Company (Filed as an exhibit to the Registrant’s Form 8-K filed on April 30, 2020 and incorporated by reference herein)
10.35+	Amended and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Albert Mitrani dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.36+	Amended and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Dr. Maria Mitrani dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.37+	Amended and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Ian T. Bothwell dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.38+	Warrant for the purchase of shares of common stock of Organicell Regenerative Medicine inc. issued to Ian Bothwell dated February 26, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.39	Warrant for the purchase of shares of common stock of Organicell Regenerative Medicine inc. issued to Raymond Zoeller dated May 15, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.40+	2021 Equity Incentive Plan (Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-26062) and incorporated by reference therein)
10.41+	Exchange Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on November 2, 2021 and incorporated by reference herein)
10.42	Securities Purchase Agreement dated January 11, 2022 with AJB Capital Investment (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2022 and incorporated by reference herein)
10.43	Promissory Note dated January 11, 2022 made in favor of AJB Capital Investment (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2022 and incorporated by reference herein)
10.44	Stock Purchase Agreement with Skycrest Holdings, LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.45	Stock Purchase Agreement with Greyt Ventures LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)

Exhibit No:	Description:
10.46	Stock Purchase Agreement with Beyond 100 FZE (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.47	Stock Purchase Agreement with Smart Co. Holding Pte. Ltd. (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.48	Consulting Agreement with Skycrest Holdings, LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.49	Consulting Agreement with Greyt Ventures LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.50	Warrant issued to Skycrest Holdings, LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.51	Warrant issued to Greyt Ventures LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.52+	Amendment to Albert Mitrani Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.53+	Amendment to Dr. Maria Ines Mitrani Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.54+	Amendment to Ian T. Bothwell Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.55+	Termination of Consulting Arrangement with Dr. George Shapiro (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.56+	Form of Warrant to be issued to Ian T. Bothwell and Dr. George Shapiro (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.57+	Termination of Management and Consulting Performance Plan Awards (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.58	Purchase Agreement between Organicell and Tysadco Partners LLC, dated September 1, 2022 (Filed as an exhibit to the Registrant’s Form 8-K filed on September 6, 2022 and incorporated by reference herein)
10.59	Registration Rights Agreement between Organicell and Tysadco Partners LLC, dated September 1, 2022 (Filed as an exhibit to the Registrant’s Form 8-K filed on September 6, 2022 and incorporated by reference herein)
10.60+	Form of Director Services Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on September 27, 2022 and incorporated by reference herein)
10.61+	Amendment to Dr. Maria Ines Mitrani Employment Agreement, dated February 9, 2023(filed herewith)
10.62+	Amendment to Albert Mitrani Employment Agreement, dated February 9, 2023 (filed herewith)
10.63+	Amendment to Ian Bothwell Employment Agreement, dated February 9, 2023 (filed herewith)
21.1	Subsidiaries of the Registrant (Filed as an exhibit to the Amendment No. l to the Registrant’s Form S-1 Registration Statement filed on October 20, 2022 (File No. 333-267563) and incorporated by reference herein)
23.1*	Consent of Marcum LLP (filed herewith)
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification (filed herewith)
32.1*	Section 1350 Certification (filed herewith)

101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management compensation plan or arrangement.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or filing for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANICELL REGENERATIVE MEDICINE, INC.

By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

February 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Ian T. Bothwell	Interim Chief Executive Officer, Chief Financial Officer, Director (Principal Executive, Financial and Accounting Officer)	February 14, 2023
Ian T. Bothwell

/s/ Maria Ines Mitrani	Chief Science Officer, Director	February 14, 2023
Maria Ines Mitrani

/s/ George Shapiro	Chief Medical Officer, Director	February 14, 2023
George Shapiro

/s/ Bhupendra Kumar Modi	Director and Chairman of the Board	February 14, 2023
Bhupendra Kumar Modi

/s/ Chuck Bretz	Director and Vice Chairman of the Board	February 14, 2023
Chuck Bretz

/s/ Gurvinder Pal Singh	Director	February 14, 2023
Gurvinder Pal Singh

/s/ S. Jerry Glauser	Director	February 14, 2023
S. Jerry Glauser

/s/ Leathem Stearn	Director	February 14, 2023
Leathem Stearn