Form 10-Q
period 2023-01-31
Organicell Regenerative Medicine, Inc.
filed 2023-03-17
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-55008

Organicell Regenerative Medicine, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-4180540
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3321 College Avenue, Suite 246 Davie, FL	33314
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (888) 963-7881

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

There were 1,490,677,642 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of March 16, 2023.

ORGANICELL REGENERATIVE MEDICINE, INC.

i

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

	January 31, 2023 (Unaudited)	October 31, 2022
ASSETS
Current Assets
Cash	$1,422,501	$3,753,097
Accounts receivable, net of allowance for bad debts	106,895	55,110
Receivables from related party	118,939	128,939
Other receivables	8,000	7,433
Prepaid expenses	214,727	173,152
Inventories	281,344	248,510
Funds held in escrow for share repurchase	500,000	-
Total Current Assets	2,652,406	4,366,241

Property and equipment, net	1,543,833	1,683,516
Other assets – right of use	91,157	110,995
Security deposits	30,400	39,936
TOTAL ASSETS	$4,317,796	$6,200,688

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,268,356	$2,378,531
Advances payable	220,897	220,897
Finance lease obligations	124,525	143,748
Operating lease obligations	83,971	82,407
Deferred revenue	4,195	-
Promissory Note, net of debt discount	-	563,111
Commitment Fee Shortfall Obligation	223,847	174,462
Commitment to repurchase shares in connection with settlement of litigation	500,000	500,000
Total Current Liabilities	3,425,791	4,063,156

Long term finance lease obligations	207,808	220,340
Long term operating lease obligations	7,186	28,588
Total Liabilities	3,640,785	4,312,084

Commitments and contingencies

Shares Subject To Possible Redemption
Series C Preferred Stock, $0.001 par value, 100 shares authorized; 100 and 100 shares issued and outstanding, respectively	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 1,488,757,718 and 1,479,126,390 shares issued and outstanding, respectively	1,488,757	1,479,126
Additional paid-in capital	51,996,216	50,930,784
Accumulated deficit	(52,807,962)	(50,521,306)
Total Stockholders’ Equity	677,011	1,888,604

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY	$4,317,796	$6,200,688

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,
	2023	2022
Revenues	$1,070,219	$1,599,147

Cost of revenues	104,313	149,120

Gross profit	965,906	1,450,027

General and administrative expenses	3,142,211	3,091,459

Loss from operations	(2,176,305)	(1,641,432)

Other income (expense)
Interest expense	(60,966)	(40,304)
Change in Commitment Fee Shortfall Obligation	(49,385)	(12,000

Loss before taxes	(2,286,656)	(1,693,736)

Provision for income taxes	-	-

Net loss	$(2,286,656)	$(1,693,736)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	1,401,909,813	1,059,226,886

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended January 31, 2023 and 2022

(Unaudited)

			Additional		Total Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance October 31, 2021	1,132,361,005	$1,132,361	$37,826,795	$(41,624,749)	$(2,665,593)

Sale of common stock	8,666,667	8,667	411,333	-	420,000

Stock-based compensation	5,100,000	5,100	523,790	-	528,890

Common stock issued as commitment fee for Promissorry Note	3,076,923	3,077	119,923	-	123,000

Net loss	-	-	-	(1,693,736)	(1,693,736)

Balance January 31, 2022	1,149,204,595	$1,149,205	$38,881,841	$(43,318,485)	$(3,287,439)

Balance October 31, 2022	1,479,126,390	$1,479,126	$50,930,784	$(50,521,306)	1,888,604

Sale of common stock	4,456,328	4,456	95,544	-	100,000

Stock-based compensation	5,175,000	5,175	969,888	-	975,063

Net loss	-	-	-	(2,286,656)	(2,286,656)

Balance January 31, 2023	1,488,757,718	$1,488,757	$51,996,216	$(52,807,962)	$677,011

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended January 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,286,656)	$(1,693,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	155,800	14,170
Amortization of OID and commitment fee discount – Promissory Note	36,889	31,778
Change in Commitment Fee Shortfall Obligation	49,385	12,000
Stock-based compensation	975,063	528,890
Changes in operating assets and liabilities:
Accounts receivable	(51,785)	(9,863)
Receivables from related party	10,000	-
Other receivables	(567)	-
Prepaid expenses	(41,575)	(57,591)
Inventories	(32,834)	78,452
Accounts payable and accrued expenses	(110,175)	360,015
Accrued liabilities to management	-	188,066
Security deposits	9,536	(2,600)
Deferred revenue	4,195	(9,575)
Net cash used in operating activities	(1,282,724)	(559,994)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(16,117)	(155,134)
Net cash used in investing activities	(16,117)	(155,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Promissory Note	-	540,000
Funds held in escrow for share repurchase	(500,000)	-
Payments on finance lease	(31,755)	(12,122)
Repayments of notes payable	(600,000)	(171,000)
Proceeds from sale of common stock	100,000	400,000
Net cash (used in) provided by financing activities	(1,031,755)	756,878

(Decrease) increase in cash	(2,330,596)	41,750
Cash at beginning of period	3,753,097	108,570
Cash at end of period	$1,422,501	$150,320

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$22,434	$11,307

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
OID discount on proceeds received from Promissory Note	$-	$60,000
Stock purchased from payments due on accounts payable	$-	$20,000
Common stock issued as commitment fee for Promissory Note	$-	$123,000
Commitment Fee Shortfall Obligation	$-	$77,000
Promissory note issued for past due Professional Fees	$-	$256,000

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

For the three months ended January 31, 2023, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation and wholly owned subsidiary, which was formed to sell the Company’s therapeutic products to Providers.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended October 31, 2022 filed with the Securities and Exchange Commission.

Concentrations of Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At January 31, 2023, the Company held $1,152,448 of cash balances in one financial institution in excess of FDIC insurance coverage limits.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the three months ended January 31, 2023 and 2022, the Company did not record any bad debt expense.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company provides reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At January 31, 2023 and 2022, the Company determined that there were not any reserves required in connection with our inventory.

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

At January 31, 2023, the Company had 408,800,000 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2023. At January 31, 2022, the Company had 9,500,000 common shares issuable upon the exercise of warrants and unpaid Original Base Salary and Incremental Salary that could be convertible into approximately 39,836,000 common shares that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2022.

Stock-Based Compensation

All stock-based payments are recognized in the financial statements based on their fair values.

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $194,700 and $276,300 for the three months ended January 31, 2023 and 2022, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the three months ended January 31, 2023 and 2022 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during those periods. There is a full valuation allowance established for the tax benefit associated with the net losses for the three months ended January 31, 2023 and 2022.

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

The Company currently has 2,500,000,000 authorized shares of common stock of which 1,490,677,642 shares are issued and outstanding as of March 16, 2023. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees. Currently the amount of authorized shares is sufficient to provide for the additional shares that the Company may be contingently obligated to issue under existing arrangements.

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

The Company did not have any convertible instruments outstanding at January 31, 2023 and October 31, 2022 that qualify as derivatives.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after January 31, 2023 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $2,286,656 for the three months ended January 31, 2023. In addition, the Company had an accumulated deficit of $52,807,962 at January 31, 2023. The Company had a working capital deficit of $773,385 at January 31, 2023.

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

If revenues do not increase and stabilize, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of January 31, 2023, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	January 31, 2023	October 31, 2022
Raw materials and supplies	$69,703	$85,096
Finished goods	211,641	163,414
Total inventories	$281,344	$248,510

NOTE 5 – PROPERTY AND EQUIPMENT

	January 31, 2023	October 31, 2022
Computer equipment	$29,021	$26,881
Finance lease equipment	544,378	544,378
Manufacturing equipment	639,956	625,979
Leasehold improvements	925,932	925,932
	2,139,287	2,123,170
Less: accumulated depreciation and amortization	(595,454)	(439,654)
Total property and equipment, net	$1,543,833	$1,683,516

Depreciation expense totaled $29,143 and $14,170 for the three months ended January 31, 2023 and 2022, respectively.

As described in Note 6, during the year ended October 31, 2021, the Company began the build-out of additional laboratory processing, product distribution and administrative office capacity at its Basalt Lab Lease location. The Basalt Lab Lease location became operational during May 2022 and amortization of these costs began during May 2022. Amortization expense totaled $126,657 and $0 for the three months ended January 31, 2023 and 2022, respectively.

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

Laboratory Facilities:

Effective July 1, 2022, the Company entered into a six-month lease agreement for an approximately 450 square foot laboratory and additional administrative office space effective July 1, 2022 (“New Miami Lab Lease”). Monthly lease payments are approximately $9,500 per month plus administrative fees and taxes. The New Miami Lab Lease was not renewed and expired on December 31, 2022. The Company security deposit of $6,332 was returned upon expiration of the New Miami Lab Lease.

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

Lease amortization expense for the three months ended January 31, 2023 and 2022 was $19,838 and $18,361, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

For the three months ended January 31, 2023 and 2022, the Company sold a total of approximately $25,230 and $79,700, respectively, of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, including $25,230 and $22,740, respectively, of products purchased from the Company that were attributable to the medical practice owned by Dr. George Shapiro the Company’s Chief Medical Officer and a member of the board of directors. Dr. Shapiro also has an indirect economic interest in the parent company that owns the MSO.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	January 31, 2023	October 31, 2022
Accrued payroll related liabilities	$666,780	$666,780
Lab equipment and supplies payables	463,123	477,255
Clinical trial payables	462,927	312,711
Legal fees payables	204,049	328,121
Other professional fees payables	153,177	90,993
Accrued IRS penalty	83,684	83,684
Accrued commissions payable	29,628	39,675
Construction payables	9,317	5,474
Other payables and accrued expenses	195,671	373,838
Accounts Payable and Accrued Expenses	$2,268,356	$2,378,531

NOTE 9 – NOTES PAYABLE

Promissory Note – SPA 22

On January 11, 2022, the Company entered into a Securities Purchase Agreement (“SPA 22”) with AJB Capital Investments, LLC (“Purchaser”) pursuant to which we sold a promissory note in the principal amount of $600,000 (“Promissory Note”) to the Purchaser in a private transaction for a purchase price of $540,000 (giving effect to original issue discount of $60,000). The Promissory Note matured on January 11, 2023 and the Promissory Note was paid in full.

Pursuant to the terms of the SPA 22, the Company paid a commitment fee to the Purchaser in the amount of $123,000 (“Initial Commitment Fee”) in the form of 3,076,923 shares of the Company’s common stock (“Initial Commitment Fee Shares”) valued at $0.04, the closing price of the common stock of the Company on the closing date. In addition, in connection with the Extension, the Company paid an additional commitment fee to the Purchaser in the amount of $33,231 in the form of an additional 1,538,462 shares of its common stock (“Additional Commitment Fee Shares,” and together with the Initial Commitment Fee Shares, collectively, “Commitment Fee Shares”) valued at $0.0216, the closing price of the common stock of the Company on the Extension date.

In the event that by the earlier of the first anniversary of repayment of the Promissory Note by the Company or the date that the Purchaser has sold all of the Commitment Fee Shares (“True-Up Date”), the Purchaser has not generated the amount of $300,000 from public sales of the Commitment Fee Shares, the Company shall either pay the amount of any such shortfall either (i) by issuing additional shares of our common stock at a price equal to the VWAP for the common stock during the five (5) trading day period prior to the True-up Date (“Conversion Price”); or (ii) in cash, in which case, the Company shall repurchase any unsold Commitment Fee Shares then held by the Purchaser for such shortfall amount (“Commitment Fee Shortfall Obligation”).

Upon the closing, the Company recorded a discount of the Promissory Note in the amount of $260,000, consisting of the original issue discount of $60,000, the fair value of the Initial Commitment Fee Shares of $123,000 and the Commitment Fee Shortfall Obligation of $77,000. These costs were fully amortized over the initial term of the Promissory Note from January 11, 2022 to July 11, 2022. In connection with the extension of the Promissory Note from July 12, 2022 to January 11, 2023, the Company recorded a discount of the Promissory Note in the amount of $100,000, consisting of the fair value of the Additional Commitment Fee Shares of $33,231 and the Additional Commitment Fee Shortfall Obligation of $66,769. These costs were amortized over the term of the Extension.

For the three months ended January 31, 2023 and 2022, $36,889 and $31,778, respectively, of the total discounts recorded in connection with the issuance of the Promissory Note have been amortized.

At January 31, 2023 and 2022, the fair value of the Commitment Fee Shares was approximately $223,846 (valued at $0.0165 the closing price of the common stock of the Company on January 31, 2023) and approximately $111,000 (valued at $0.036 the closing price of the common stock of the Company on January 31, 2022), respectively. As a result, the Company has recorded an increase in the Commitment Fee Shortfall Obligation in the amount of $49,384 and $12,000 for the three months ended January 31, 2023 and 2022, respectively. The total Commitment Fee Shortfall Obligation at January 31, 2023 and 2022 was $223,846 and $89,000, respectively.

On February 10, 2023, the Company received a notice from the Purchaser that it had sold all of the Commitment Fee Shares and that the Commitment Fee Shortfall Obligation of $187,519 was due (a reduction of $36,327 from the Commitment Fee Shortfall Obligation recorded as of January 31, 2023). The Company elected to satisfy the obligation through the issuance of 11,719,925 shares of common stock based on a Conversion Price as defined in the SPA 22 of $0.016 per share.

Promissory Note – SPA 23

On March 6, 2023, the Company entered into another Securities Purchase Agreement (“SPA 23”) with the Purchaser, pursuant to which we sold a promissory note in the principal amount of $530,000 (“Note”) to the Purchaser in a private transaction to for a purchase price of $519,400 (giving effect to original issue discount of $10,600). In connection with the sale of the Note, the Company also paid the Purchaser’s legal fees and due diligence costs of $15,000, resulting in net proceeds to the Company of $504,400, which will be used for working capital and other general corporate purposes.

The Note matures on September 6, 2023, bears interest at the rate of 12% per annum and only following an event of default (as defined in the Note), is convertible into shares of the Company’s common stock at a conversion price equal to the lower of the “VWAP” (as hereinafter defined) of the common stock during (i) the ten (10) trading day period preceding the issuance date of the Note; or (ii) the ten (10) trading day period preceding the date of conversion of the Note (the “Conversion Shares”). As used in the Note, “VWAP” means, for any date, the price of our common stock as determined by the first of the following clauses that applies: (i) if the common stock is then listed or quoted on one or more established stock exchanges or national market systems, the daily volume weighted average price of the common stock for such date on the trading market on which the common stock is then listed or quoted as reported by Bloomberg L.P.; or (ii) if the common stock is regularly quoted on an automated quotation system (including applicable tiers of the over-the-counter market maintained by OTC Markets Group, Inc.) or by a recognized securities dealer, the volume weighted average price of the common stock for such date on the applicable OTC Markets Group, Inc. tier or as quoted by such securities dealer. In accordance with the terms of the SPA 23, as of March 6, 2023, the Company has reserved 120,000,000 shares of its authorized but unissued common stock for issuance in the event the Purchaser exercises its right to convert the Note following an event of default.

The Note may be prepaid by the Company at any time without penalty. The Note also contains covenants, events of defaults, penalties, default interest and other terms and conditions customary in transactions of this nature.

Pursuant to the terms of the SPA 23, the Company paid a commitment fee to the Purchaser in the amount of $300,000 (“Commitment Fee”) in the form of 15,000,000 shares of the Company’s common stock (“Commitment Fee Shares”) and issued the Purchaser a Warrant exercisable for a five-year period to purchase up to 10,000,000 shares of our common stock at a price of $0.06 per share (“Warrant Shares”).

Pursuant to the terms of the SPA 23, the Company granted certain piggyback registration rights under the Securities Act of 1933, as amended, with respect to the Conversion Shares, the Warrant Shares and the Commitment Fee Shares.

NOTE 10 – IRS PENALTIES

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing of certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement and filed a “Request for Collection Due Process Equivalent Hearing” (“Request”) in September 2021. A hearing was held on June 28, 2022 and the Company is awaiting the IRS’ determination. During the period that the Request is being reviewed and processed by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $83,684 and $83,684 of accrued tax penalties and interest on the balance sheet as of January 31, 2023 and October 31, 2022, respectively.

NOTE 11 – CAPITAL STOCK

Common Stock

Issuances of Common Stock – Stock-Based Compensation:

On December 1, 2022, the Company granted 150,000 shares of common stock to an employee as provided for in the employment agreement valued at $0.03 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $4,500 of stock-based compensation expense based on the grant date fair value of these shares during the three months ended January 31, 2023.

On December 29, 2022, the Company agreed to issue 5,000,000 shares of common stock to a service provider in exchange for the provider providing discounts of 10% on all services provided retroactive to August 2022. The common stock granted was valued at $100,000 based on the closing price of the common stock of the Company on the date of the agreement of $0.02 per share. The Company recorded $100,000 of stock-based compensation expense based on the grant date fair value of these shares during the three months ended January 31, 2023.

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

Shares Repurchased – Settlement of Litigation:

As described in Note 13, effective October 13, 2022, the Company settled a lawsuit by agreeing to repurchase 24,800,001 shares of common stock for $500,000. The shares repurchased were transferred to the Company on February 2. 2023 and redeposited back into the Company’s treasury of authorized and unissued shares on February 3, 2023.

Unvested Equity Instruments:

A summary of unvested equity instruments outstanding for the three months ended January 31, 2023 and 2022 are presented below:

	Number of Nonvested Shares	Weighted- Average Grant Date Fair Value
Outstanding at October 31, 2022	99,843,151	$0.057
Non-Vested Shares Granted	-	$-
Vested	(13,996,575)	$0.061
Expired/Forfeited	(15,846,576)	$0.034
Outstanding at January 31, 2023	70,000,000	$0.069

	Number of Nonvested Shares	Weighted- Average Grant Date Fair Value
Outstanding at October 31, 2021	83,844,445	$0.062
Non-Vested Shares Granted	1,900,000	$0.034
Vested	(166,667)	$0.029
Expired/Forfeited	-	$-
Outstanding at January 31, 2022	85,577,778	$0.061

NOTE 12 – WARRANTS

A summary of warrant activity for the three months ended January 31, 2023 and 2022 are presented below:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2022	429,800,000	$0.02	9.63	$2,440,110
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(21,000,000)	$0.03	9.51	$-
Outstanding at January 31, 2023	408,800,000	$0.02	9.38	$-
Exercisable at January 31, 2023	392,645,434	$0.02	9.37	$-

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2021	9,500,000	$0.03	6.90	$289,500
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding and exercisable at January 31, 2022	9,500,000	$0.03	6.65	$62,250

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

In connection with the February 9, 2023 amendment to the Executive Employment Agreements, Mr. Bothwell and Mr. Mitrani also agreed to repay approximately $44,600 and $84,300, respectively, of previously reimbursed expenses to the Company and the Company and the executives exchanged mutual releases. As of January 31, 2023, the total amounts due from Mr. Bothwell and Mr. Mitrani were $44,600 and $74,300, respectively and is included in receivables from related party in the accompanying consolidated balance sheets.

Term Sheet – Acting CEO

On July 21, 2022 (“Effective Date”), Matthew Sinnreich was appointed by the Board of Directors to the position of Chief Operating Officer and Acting Chief Executive Officer.

On the Effective Date, Organicell and Mr. Sinnreich entered into a term sheet (the “Term Sheet”) setting forth in principle the terms of Mr. Sinnreich’s employment agreement with and compensation by the Company. The Term Sheet was subject to the negotiation and execution of a definitive employment agreement embodying the provisions of the Term Sheet, as well as customary terms and conditions for an executive employment agreement (the “Employment Agreement”). The parties agreed to use their respective commercial best efforts to negotiate and execute the Employment Agreement.

In connection with the Term Sheet, as an inducement for Mr. Sinnreich to join the Company, Mr. Sinnreich was issued 10,000,000 shares of restricted common stock and ten-year warrants to purchase 40,000,000 shares at a price of $0.034 per share, exercisable on a “cashless” basis. The foregoing shares and warrants vested immediately upon issuance.

During the first year of the Initial Term, Mr. Sinnreich was to be compensated by the issuance of 24,000,000 shares of Organicell’s common stock, which were to vest in equal monthly installments of 2,000,000 shares each (“Salary Shares”). During the second year of the Initial Term, Mr. Sinnreich will be entitled to receive a base salary of $25,000 per month, payable in cash or shares of Organicell’s common stock, at his election.

On September 13, 2022, Mr. Sinnreich assumed the position of President and Acting Chief Executive Officer. He subsequently resigned from the Company on November 22, 2022. During the period November 1, 2022 through November 22, 2022 and as of November 22, 2022, a total of 1,446,575 and 8,153,424 of the Salary Shares were vested, respectively. The Company is currently reviewing its rights to rescind previously issued shares and payments to Mr. Sinnreich in light of the resignation.

Consultant Agreements

Assure Immune LLC

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

New CRO Agreements

During August 2021, October 2021, and December 2021, the Company entered into agreements with a new CRO to provide ongoing clinical research and related services in connection with two of the Company’s approved clinical research trials (“New CRO Agreements”). On August 23, 2022 the New CRO Agreements were amended. In connection with the New CRO Agreements, the Company is obligated to make aggregate payments to the CRO of approximately $1,443,000 plus estimated aggregate pass-through costs and other third-party direct costs of approximately $495,000 (“Pass-Through Costs”) as well as site and patient related costs. The Company is obligated to make the CRO payments based on the actual costs incurred over the term of the clinical trial beginning on the commencement of the work by the CRO in connection with the applicable clinical trial and the payments for the pass-through costs and other third-party direct costs as well as site and patient related costs are paid in accordance with completion of agreed upon milestones.

As of January 31, 2023, the Company has been billed a total of approximately $617,100 and $176,200, in connection with the New CRO Agreements and Pass-Through Costs, respectively, of which approximately $303,800 and $82,200 was outstanding as of January 31, 2023.

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

Effective October 13, 2022, the parties executed a Confidential Settlement Agreement and Mutual General Release memorializing the terms of the Settlement. Under the terms of the Settlement, the Company agreed to repurchase 24,800,001 shares of common stock for $500,000. As of January 31, 2023, the Company funded the escrow account $500,000 in connection with the obligation to repurchase the shares. The funding of the escrow account asset and the corresponding liability obligation to repurchase the shares are reflected in the consolidated balance sheet at January 31, 2023.

The shares repurchased were transferred to the Company on February 2. 2023 and the escrow funds were released. The shares repurchased were redeposited back into the Company’s treasury of authorized and unissued shares on February 3, 2023. As a result of the above, the matter has been fully settled and Mr. Pepock and Ms. Yourke were released from their non-compete restrictions.

Other

In addition to the foregoing, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

NOTE 14 – 401(K) PLAN

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

NOTE 15 – SEGMENT INFORMATION

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

To date, the Company has obtained certain Investigational New Drug (“IND”), and 18 emergency IND (“eIND”) approvals from the FDA, including applicable Institutional Review Board (“IRB”) approvals which authorized the Company to commence clinical trials or treatments in connection with the use of Zofin™ and related treatment protocols. The Company is pursuing efforts to complete its already approved clinical studies as well as obtaining approval to commence additional studies for other specific indications it has identified that the use of its products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available. The ability of the Company to succeed in these efforts is subject to among other things, the Company having sufficient available working capital to fund the substantial costs of completing clinical trials, which the Company currently does not have, and ultimately, obtaining approval from the FDA.

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

Results of Operations

Three months ended January 31, 2023 as compared to three months ended January 31, 2022

Revenues. Our revenues for the three months ended January 31, 2023 were $1,070,219, compared to revenues of $1,599,147 for the three months ended January 31, 2022. The decrease in revenues during the three months ended January 31, 2023 of $528,928 or 33.1%, was primarily the result of a decrease of approximately 20.8% (approximately $274,500) in the overall unit sales of its products during the three months ended January 31, 2023 compared with the three months ended January 31, 2022, a decrease of approximately 15.0% (approximately $232,400) in the average sales prices for the products sold during the three months ended January 31, 2023 compared with the average sales prices realized on products sold during the three months ended January 31, 2023 and a decrease of approximately $22,000 of new revenues associated with its recently launched PPXTM service platform during the three months ended January 31, 2023 compared with the three months ended January 31, 2022. The decrease in the average sales prices realized on products sold during the three months ended January 31, 2023 compared with the three months ended January 31, 2022, was due to decreases in sales of higher priced medical grade products, partially offset from the increase in the sales of the Company’s aesthetic product offerings, which are sold at lower prices than the Company’s medical grade product offerings.

Cost of Revenues. Our cost of revenues for the three months ended January 31, 2023 were $104,313, compared with cost of revenues of $149,120 for the three months ended January 31, 2022. The decrease in the cost of revenues during the three months ended January 31, 2023 of $44,807 or 30.1%, compared with the three months ended January 31, 2022, was due to a decrease in the amount of units sold of 20.1% (approximately $27,400) during the three months ended January 31, 2023, compared with the three months ended January 31, 2022 and a decrease in the cost of units sold of 11.7% (approximately ($17,400) during the three months ended January 31, 2023, compared to costs of units sold during the three months ended January 31, 2022. The decrease in the cost of units sold was primarily the result of the Company’s decrease in sales of higher cost medical grade product offerings, partially offset from the increased in sales of lower cost aesthetic product offerings.

Gross Profit. Our gross profit for the three months ended January 31, 2023 was $965,906 (90.3% of revenues), compared with gross profit of $1,450,027 (90.7% of revenues) for the three months ended January 31, 2022. The decrease in gross profit during the three months ended January 31, 2023 of $484,121 was the result decreases in the average sales prices for the products sold during the three months ended January 31, 2023 and decreases in overall unit sales of its products during the three months ended January 31, 2023 compared to the three months ended January 31, 2022.

General and Administrative Expenses. General and administrative expenses for the three months ended January 31, 2023 were $3,142,211, compared with $3,091,459 for the three months ended January 31, 2022, an increase of $50,752 or 1.6%. The increase in the general and administrative expenses for the three months ended January 31, 2023 compared with the three months ended January 31, 2022, was primarily the result of an increase in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $446,200, increases in insurance costs of approximately $117,800, increased laboratory related costs of approximately $132,500 and increased investor relations costs of approximately $188,900, partially offset by decreased payroll and consulting fees of approximately $378,000, decreases in commissions from sales of the Company’s products and travel and entertainment costs of approximately $266,200, decreased professional fees of approximately $98,200 and decreased research and development costs of approximately $81,600. The increase in stock-based compensation costs during the three months ended January 31, 2023 compared with the three months ended January 31, 2022 was principally the result of the amortization of costs from warrants issued as stock-based compensation to consultants in connection with the Restructuring in August 2022, stock issued as payment for services, and warrants issued to outside directors. The increase in insurance costs during the three months ended January 31, 2023 compared with the three months ended January 31, 2022 was principally the result of the Company’s newly obtained directors & officers insurance policy in November 2023. The decrease in payroll and consulting fees during the three months ended January 31, 2023 compared with the three months ended January 31, 2022 was principally the result of the Executives’ agreement to a reduction in salary and other compensation in connection with the Restructuring and reductions in fees paid to consultants. The decreases in commissions on from sales of the Company’s products and travel and entertainment costs was principally the result of lower unit sales and overall revenues from the sale of the Company’s products during the three months ended January 31, 2023 compared with the three months ended January 31, 2022.

Other Expense. Other expense for the three months ended January 31, 2023 was $110,351, compared with other expense of $52,304 for the three months ended January 31, 2022. The increase in other expense of $58,047 during the three months ended January 31, 2023 compared to the three months ended January 31, 2022, was principally the result of the increase in the Commitment Fee Shortfall Obligation of approximately $37,400 under our Securities Purchase Agreement (“SPA 22”) with AJB Capital Investments, LLC (“AJB”) during the three months ended January 31, 2023 compared with the three months ended January 31, 2022 and increased interest costs of approximately $20,700 in connection with the $600,000 promissory note (“$600,000 Note”) issued and sold by the Company to AJB in January 2022 during the three months ended January 31, 2023 compared with the three months ended January 31, 2022.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Three Months Ended January 31,
	2023	2022
Cash, beginning of year	$3,753,097	$108,570
Net cash used in operating activities	(1,282,724)	(559,994)
Net cash used in investing activities	(16,117)	(155,134)
Net cash (used in) provided by financing activities	(1,031,755)	756,878
Cash, end of period	$1,422,501	$150,320

During the three months ended January 31, 2023, the Company used cash in operating activities of $1,282,724, compared to $559,994 for the three months ended January 31, 2022, an increase in cash used of $772,730. The increase in cash used in operating activities was due to the decrease in revenues and gross profit, payment of past due accounts payable and accrued expenses, the decrease in accrued liabilities to management and the increase in inventory balances during the three months ended January 31, 2023 as compared to the three months ended January 31, 2022.

During the three months ended January 31, 2023, the Company had cash used in investing activities of $16,117, compared to cash used in investing activities of $155,134 for the three months ended January 31, 2022, a decrease in cash used of $139,017. The decrease in cash used in investing activities was primarily due to the reduction in payments made for leasehold improvements associated with the new lab facility in Basalt, CO of approximately $102,000 and a decrease in laboratory equipment purchased for the Company’s laboratory facilities of approximately $37,000 during the three months ended January 31, 2023 as compared to the three months ended January 31, 2022.

During the three months ended January 31, 2023, the Company had cash used in financing activities of $1,031,755 compared to cash provided by financing activities of $756,878 for the three months ended January 31, 2022. The decrease in cash provided by financing activities of $1,788,633 was due to decreases in proceeds of $540,000 from the issuance of the $600,000 Note to AJB, increases in the escrow deposit for the share purchase of $500,000, increases in repayment of notes payable of $429,000, increases in payments on finance leases of approximately $19,600 and the reduction in the sale of equity securities of approximately $300,000 during the three months ended January 31, 2023 as compared to the three months ended January 31, 2022.

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

SPA 23

On March 6, 2023, the Company entered into a Securities Purchase Agreement (“SPA 23”) with AJB Capital, pursuant to which we sold a Promissory Note in the principal amount of $530,000 (“$530,000 Note”) to AJB Capital in a private transaction to for a purchase price of $519,400 (giving effect to original issue discount of $10,600). In connection with the sale of the $530,000 Note, the Company also paid AJB Capital’s legal fees and due diligence costs of $15,000, resulting in net proceeds to the Company of $504,400, which will be used for working capital and other general corporate purposes.

Going Concern Consideration

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $2,286,656 for the three months ended January 31, 2023. In addition, the Company had an accumulated deficit of $52,807,962 at January 31, 2023. The Company had a working capital deficit of $773,385 at January 31, 2023.

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

If revenues do not increase and stabilize, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of January 31, 2023, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of January 31, 2023 and through the date of this report, we had no such arrangements.

Recently Issued Financial Accounting Standards

There were no recently issued financial accounting standards that would have an impact on the Company’s financial statements.

Critical Accounting Policies

Our unaudited consolidated financial statements reflect the selection and application of accounting policies which require us to make significant estimates and judgments. See Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, “Summary of Significant Accounting Policies”.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported in accordance with the rules of the Securities and Exchange Commission (“SEC”). Disclosure controls are also designed with the objective of ensuring that such information is accumulated appropriately and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our Interim Chief Executive Officer and Chief Financial Officer (our principal executive, financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2023, the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

In addition to matters which have been resolved as we reported in previous filings under the Exchange Act, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

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

March 17, 2023