Form 10-Q
period 2023-04-30
Organicell Regenerative Medicine, Inc.
filed 2023-06-16
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

There were 1,490,696,392 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of June 15, 2023.

ORGANICELL REGENERATIVE MEDICINE, INC.

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Organicell Regenerative Medicine, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2023	October 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$1,130,937	$3,753,097
Accounts receivable, net of allowance for bad debts	12,980	55,110
Receivables from related party	44,689	128,939
Other receivables	97,951	7,433
Prepaid expenses	234,086	173,152
Inventories	252,541	248,510
Total Current Assets	1,773,184	4,366,241

Property and equipment, net	1,360,325	1,683,516
Equity in non-marketable securities of affiliated entity	100,000	-
Other assets – right of use	70,675	110,995
Security deposits	30,400	39,936
TOTAL ASSETS	$3,334,584	$6,200,688

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,536,501	$2,378,531
Advances payable	220,897	220,897
Finance lease obligations	116,711	143,748
Operating lease obligations	70,675	82,407
Promissory note, net of debt discount	313,995	563,111
Commitment Fee Shortfall Obligation	-	174,462
Commitment to repurchase shares in connection with settlement of litigation	-	500,000
Deferred revenue	24,204	-
Total Current Liabilities	3,282,983	4,063,156

Long term finance lease obligations	190,509	220,340
Long term operating lease obligations	-	28,588
Total Liabilities	3,473,492	4,312,084

Commitments and contingencies

Shares Subject To Possible Redemption
Series C Preferred Stock, $0.001 par value, 100 shares authorized; 100 and 100 shares issued and outstanding, respectively	-	-

Stockholders’ (Deficit) Equity
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 1,490,677,642 and 1,479,126,390 shares issued and outstanding, respectively	1,490,677	1,479,126
Additional paid-in capital	53,169,675	50,930,784
Accumulated deficit	(54,799,260)	(50,521,306)
Total Stockholders’ (Deficit) Equity	(138,908)	1,888,604

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,334,584	$6,200,688

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Revenues (includes sales to related parties of $22,820, $62,820, $48,050, and $93,980, respectively	$845,501	$1,735,173	$1,915,720	$3,334,321

Cost of revenues	108,076	126,418	212,389	275,539

Gross profit	737,425	1,608,755	1,703,331	3,058,782

General and administrative expenses	2,650,124	2,867,017	5,792,335	5,958,477

Loss from operations	(1,912,699)	(1,258,262)	(4,089,004)	(2,899,695)

Other income (expense)
Interest expense	(109,067)	(149,242)	(170,033)	(189,545)
Change in Commitment Fee Shortfall Obligation	30,468	(48,539)	(18,917)	(60,539)

Net loss	$(1,991,298)	$(1,456,043)	$(4,277,954)	$(3,149,779)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	1,453,121,562	1,077,966,032	1,397,622,550	1,068,441,162

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONDENSED CONSOLIDATED CHANGES TO STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months And Six Months Ended April 30, 2023 and 2022

(Unaudited)

Three Months Ended April 30,

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance February 1, 2023	1,488,757,718	$1,488,757	$51,996,216	$(52,807,962)	$677,011
Stock-based compensation	-	-	699,500	-	699,500
Issuance of Common stock and Warrants as commitment fee for SPA 23 Note	15,000,000	15,000	267,500	-	282,500
Stock issued in satisfaction of Commitment Fee Shortfall Obligation	11,719,925	11,720	181,659	-	193,379
Cancellation of shares repurchased in connection with litigation	(24,800,001)	(24,800)	24,800	-	-
Net loss	-	-	-	(1,991,298)	(1,991,298)
Balance April 30, 2023	1,490,677,642	$1,490,677	$53,169,675	$(54,799,260)	$(138,908)

Balance February 1, 2022	1,149,204,595	$1,149,205	$38,881,841	$(43,318,485)	$(3,287,439)
Sale of common stock	8,333,333	8,333	241,667	-	250,000
Stock-based compensation	7,350,000	7,350	252,242	-	259,592
Stock issued in settlement of litigation	2,000,000	2,000	41,800	-	43,800
Net loss	-	-	-	(1,456,043)	(1,456,043)
Balance April 30, 2022	1,166,887,928	$1,166,888	$39,417,550	$(44,774,528)	$(4,190,090)

Six Months Ended April 30,

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance October 31, 2022	1,479,126,390	$1,479,126	$50,930,784	$(50,521,306)	$1,888,604
Sale of common stock	4,456,328	4,456	95,544	-	100,000
Stock-based compensation	5,175,000	5,175	1,669,388	-	1,674,563
Issuance of Common stock and Warrants as commitment fee for SPA 23 Note	15,000,000	15,000	267,500	-	282,500
Stock issued in satisfaction of Commitment Fee Shortfall Obligation	11,719,925	11,720	181,659	-	193,379
Cancellation of shares repurchased in connection with litigation	(24,800,001)	(24,800)	24,800	-	-
Net loss	-	-	-	(4,277,954)	(4,277,954)
Balance April 30, 2023	1,490,677,642	$1,490,677	$53,169,675	$(54,799,260)	$(138,908)

Balance October 31, 2021	1,132,361,005	$1,132,361	$37,826,795	$(41,624,749)	$(2,665,593)
Sale of common stock	17,000,000	17,000	653,000	-	670,000
Stock-based compensation	12,450,000	12,450	776,032	-	788,482
Common stock issued as commitment fee for Promissory Note	3,076,923	3,077	119,923	-	123,000
Stock issued in settlement of litigation	2,000,000	2,000	41,800	-	43,800
Net loss	-	-	-	(3,149,779)	(3,149,779)
Balance April 30, 2022	1,166,887,928	$1,166,888	$39,417,550	$(44,774,528)	$(4,190,090)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended April 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,277,954)	$(3,149,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	311,959	32,775
Amortization of OID and commitment fee discount – Promissory notes	128,984	161,778
Change in Commitment Fee Shortfall Obligation	18,917	60,539
Write-off of fixed assets	27,349	-
Stock-based compensation	1,674,563	788,482
Reserve for receivables from related party	75,900	-
Stock issued in settlement of litigation	-	43,800
Changes in operating assets and liabilities:
Accounts receivable	42,130	51,578
Receivables from related party	8,350	-
Other receivables	(90,518)	-
Prepaid expenses	(60,934)	(8,066)
Inventories	(4,031)	71,368
Accounts payable and accrued expenses	157,969	918,215
Accrued liabilities to management	-	417,542
Security deposits	9,536	(2,600)
Deferred revenue	24,204	(9,575)
Net cash used in operating activities	(1,953,576)	(623,943)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(16,116)	(385,036)
Investment in non-marketable equity securities	(100,000)	-
Net cash used in investing activities	(116,116)	(385,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Promissory Note	504,400	540,000
Payments on finance lease	(56,868)	(24,394)
Repayments of notes payable	(600,000)	(199,195)
Shares repurchased in connection with litigation	(500,000)	-
Proceeds from sale of common stock	100,000	650,000
Net cash (used in) provided by financing activities	(552,468)	966,411

Decrease in cash	(2,622,160)	(42,568)
Cash at beginning of period	3,753,097	108,570
Cash at end of period	$1,130,937	$66,002

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$36,772	$29,911

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
OID discount on proceeds received from promissory notes	$10,600	$60,000
Stock purchased from payments due on accounts payable	$-	$20,000
Common stock and warrants issued as commitment fee for promissory notes	$282,500	$123,000
Common stock issued in satisfaction of Commitment Fee Shortfall Obligation	$193,379	$-
Commitment Fee Shortfall Obligation	$-	$77,000
Promissory note issued for past due Professional Fees	$-	$256,000
Purchase of fixed assets	$-	$146,000

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

For the six months ended April 30, 2023, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation and wholly owned subsidiary, which was formed to sell the Company’s therapeutic products to Providers.

The Company’s leading product, Zofin™ (also known as Organicell™ Flow), is an acellular, biologic therapeutic derived from perinatal sources and is manufactured to retain naturally occurring microRNAs, without the addition or combination of any other substance or diluent.

In June 2021, the Company announced that it was launching a service platform for its first autologous product called Patient Pure X™ (PPX™). PPX™ is a non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood. The Company began to accept minimal orders for this service in October 2021 and to date revenues from PPX™ continue to be immaterial.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the condensed unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30 2023, and the results of its operations and its cash flows for the three and six months ended April 30, 2023 and 2022.

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

Concentrations of Risk

Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At April 30, 2023, the Company held a total of $471,045 of cash balances in two financial institutions in excess of FDIC insurance coverage limits.

Major Customer

During the six months ended April 30, 2023, the Company sold products and services totaling approximately $437,000 (22.0%) to a large distributor and the distributors customers and approximately $412,000 (21.5%) to customers of another distributor and the distributors customers.

During the six months ended April 30, 2022, the Company sold products and services totaling approximately $1,297,000 (39.0%) to a large distributor and the distributors customers and approximately $683,000 (21.0%) to customers of another distributor and the distributors customers.

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

Those estimates and assumptions include estimates for credit loss reserves for accounts receivable, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term tangible and intangible assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and assumptions used in valuing warrant liabilities, and assumptions used in the determination of the Company’s liquidity.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the six months ended April 30, 2023 and 2022, the Company did not record any bad debt expense.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company provides reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At April 30, 2023 and 2022, the Company determined that there were not any reserves required in connection with our inventory.

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

Non-marketable Securities

Non-marketable securities consist of equity investments in privately-held companies, which are classified as other assets on the consolidated balance sheets. These non-marketable equity securities do not have readily determinable fair values. Under the measurement alternative election, the Company accounts for these non-marketable securities at cost and adjusted for observable price changes in orderly transactions for the identical or similar investments of the same issuer or upon impairment and are not eligible for the net-asset-value practical expedient from fair value measurement. The measurement alternative election is reassessed each reporting period to determine whether the non-marketable securities continue to be eligible for this election.

The Company periodically evaluates its non-marketable securities for impairment when events and circumstances indicate that the carrying amount of the investment may not be recovered. Impairment indicators may include, but are not limited to, a significant deterioration in earnings performance, credit rating, asset quality or business outlook or a significant adverse change in the regulatory, economic, or technological environment.

Under current U.S. GAAP, equity investments without readily determinable fair values are reported at cost minus impairment. However, impairment losses are recognized only if they are considered other-than- temporary.

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

At April 30, 2023, the Company had 418,800,000 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the six months ended April 30, 2023. At April 30, 2022, the Company had 9,500,000 common shares issuable upon the exercise of warrants and unpaid Original Base Salary and Incremental Salary that could be convertible into approximately 49,960,000 common shares that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the six months ended April 30, 2022.

Stock-Based Compensation

The Company periodically issues stock options and stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $407,700 and $276,600 for the three months ended April 30, 2023 and 2022, respectively. Our research and development expenses were approximately $602,400 and $552,900 for the six months ended April 30, 2023 and 2022, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the three months and six months ended April 30, 2023 and 2022 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during those periods. There is a full valuation allowance established for the tax benefit associated with the net losses for the three months and six months ended April 30, 2023 and 2022.

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

The Company currently has 2,500,000,000 authorized shares of common stock of which 1,490,696,392 shares are issued and outstanding as of June 15, 2023. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees. Currently the amount of authorized shares is sufficient to provide for the additional shares that the Company may be contingently obligated to issue under existing arrangements.

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

The Company did not have any convertible instruments outstanding at April 30, 2023 and October 31, 2022 that qualify as derivatives.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after April 30, 2023 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $4,277,954 for the six months ended April 30, 2023. In addition, the Company had an accumulated deficit and a stockholders’ deficit of $54,799,260 and $138,908, respectively, at April 30, 2023. The Company had a working capital deficit of $1,509,799 at April 30, 2023.

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

As a result of the above, the Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless (a) the Company’s ability to process, sell and distribute the products currently being produced or developed in the future are not restricted; and/or (b) additional sources of working capital through operations or debt and/or equity financings are realized. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (a) the Company is able to continue to produce products or obtain products under supply arrangements which are in compliance with current and future regulatory guidelines; (b) the Company will be able to establish a stabilized source of revenues, including efforts to expand sales internationally and the development of new product offerings and/or designations of products; (c) obligations to the Company’s creditors are not accelerated; (d) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations; (e) the Company is able to continue its research and development activities, particularly in regards to remaining compliant with the FDA and ongoing safety and efficacy of its products; and/or (f) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

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

If revenues do not increase and stabilize, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. As of April 30, 2023, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	April 30, 2023	October 31, 2022
Raw materials and supplies	$79,100	$85,096
Finished goods	173,441	163,414
Total inventories	$252,541	$248,510

NOTE 5 – PROPERTY AND EQUIPMENT

	April 30, 2023	October 31, 2022
Computer equipment	$-	$26,881
Finance lease equipment	544,378	544,378
Manufacturing equipment	625,222	625,979
Leasehold improvements	925,932	925,932
	2,095,532	2,123,170
Less: accumulated depreciation and amortization	(735,207)	(439,654)
Total property and equipment, net	$1,360,325	$1,683,516

Depreciation expense totaled $29,502 and $18,605 for the three months ended April 30, 2023 and 2022, respectively. Depreciation expense totaled $58,645 and $32,775 for the six months ended April 30, 2023 and 2022, respectively.

As described in Note 7, during the year ended October 31, 2021, the Company began the build-out of additional laboratory processing, product distribution and administrative office capacity at its Basalt Lab Lease location. The Basalt Lab Lease location became operational during May 2022 and amortization of these costs began during May 2022. Amortization expense totaled $126,657 and $0 for the three months ended April 30, 2023 and 2022, respectively. Amortization expense totaled $253,314 and $0 for the six months ended April 30, 2023 and 2022, respectively.

On April 30, 2023, the Company wrote off certain computer and manufacturing equipment with a cost basis of $43,755 and accumulated depreciation of $16,406, resulting in a loss of $27,349 for the three months and six months ended April 30, 2023.

NOTE 6 – EQUITY IN NON-MARKETABLE SECURITIES OF AFFILATED ENTITY

	April 30, 2023	October 31, 2022
Equity in non-marketable securities	$100,000	-

During the six months ended April 30, 2023, the Company invested $100,000 in cash in the non-marketable equity securities of one privately-held skin-care formulator (“Formulator”) in an effort to accelerate the Company’s development of expertise with respect to the skincare industry and the potential supply of the Company’s products in future formulations. The Company evaluated its ownership, contractual and other interests in this entity and determined the Company does not have a variable interest in this entity and therefore it is not required to be consolidated in the Company’s consolidated financial statements, as the Company is not the primary beneficiary and does not have the power to direct activities that most significantly impact the entities’ economic performance. The Company’s maximum loss exposure is limited to the carrying value of this investment.

At April 30, 2023 and October 31, 2022, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $100,000 and $0, respectively. For the six months ended April 30, 2023 and 2022, there were no adjustments to the carrying value of equity securities without readily determinable fair values.

Both Greyt Ventures, LLC and Skycrest Holdings, LLC, shareholders in the Company, each own a 20% interest in the Formulator. In addition, Mr. Robert Smoley, a consultant and advisor to the Company is also the Chief Operating Officer of the Formulator.

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

As of April 30, 2023, finance lease obligations were $307,220, of which $116,711 were current.

Short Term Lease Obligations:

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

Operating Lease:

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

In connection with the execution of the Basalt Lab Lease, the Company recorded a ROU asset and corresponding operating lease obligation of $235,313 (present value of the associated leased payments based on an assumed borrowing rate of 4.5%). The right of use asset was $70,675 and $110,955 at April 30, 2023 and October 31, 2022, respectively.

Lease amortization expense for the three months ended April 30, 2023 and 2022 was $20,482 and $18,977, respectively. Lease amortization expense for the six months ended April 30, 2023 and 2022 was $40,320 and $37,338, respectively.

As of April 30, 2023, the remaining operating lease obligation was $70,675.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three months and six months ended April 30, 2023, the Company sold a total of approximately $83,600 and $108,900, respectively, of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, including $22,820 and $48,050, respectively, of products purchased from the Company that were attributable to the medical practice owned by Dr. George Shapiro the Company’s Chief Medical Officer and a member of the board of directors. Dr. Shapiro also has an indirect economic interest in the parent company that owns the MSO.

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

During the six months ended April 30, 2023, the Company invested $100,000 in cash for a 10% minority interest in the non-marketable equity securities of a privately-held skin-care formulator (“Formulator”). Both Greyt Ventures, LLC and Skycrest Holdings, LLC, shareholders in the Company, each own a 20% interest in the Formulator. In addition, Mr. Robert Smoley, a consultant and advisor to the Company is also the Chief Operating Officer of the Formulator.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	April 30, 2023	October 31, 2022
Accrued payroll related liabilities	$666,780	$666,780
Lab equipment and supplies payables	432,050	477,255
Clinical trial payables	665,702	312,711
Legal fees payables	222,777	328,121
Other professional fees payables	229,306	90,993
Accrued IRS penalty (Note 11)	86,319	83,684
Accrued commissions payable	46,523	39,675
Construction payables	9,317	5,474
Other payables and accrued expenses	177,727	373,838
Accounts Payable and Accrued Expenses	$2,536,501	$2,378,531

NOTE 10 – NOTES PAYABLE

	April 30, 2023	October 31, 2022
SPA 22	$-	$600,000
SPA 23	530,000	-
Unamortized discount	(216,005)	(36,889)
Total Notes Payable	$313,995	$563,111

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

For the three months ended April 30, 2023 and 2022, $36,889 and $130,000, respectively, of the total discounts recorded in connection with the issuance of the Promissory Note have been amortized.

At February 10, 2023, the date that the Company received notice to repay the Commitment Fee Shortfall Obligation (see below) and April 30, 2022, the fair value of the Commitment Fee Shares was approximately $76,200 (valued at $0.0165 the closing price of the common stock of the Company on February 10, 2023) and approximately $62,462 (valued at $0.0203 the closing price of the common stock of the Company on April 29, 2022), respectively. The Company recorded an increase in the Commitment Fee Shortfall Obligation in the amount of $0 and $49,384 for the three months and six months ended April 30, 2023. The Company recorded an increase in the Commitment Fee Shortfall Obligation in the amount of $48,539 and $60,539 for the three months and six months ended April 30, 2022.

On February 10, 2023, the Company received a notice from the Purchaser that it had sold all of the Commitment Fee Shares and that the Commitment Fee Shortfall Obligation of $187,519 was due. The Company elected to satisfy the obligation through the issuance of 11,719,925 shares of common stock based on a Conversion Price as defined in the SPA 22 of $0.016 per share, which resulted in a reduction of $30,468 from the Commitment Fee Shortfall Obligation recorded as of February 10, 2023).

The total Commitment Fee Shortfall Obligation at April 30, 2023 and October 31, 2022 was $0 and $174,462, respectively.

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

Pursuant to the terms of the SPA 23, the Company paid a commitment fee to the Purchaser (“Commitment Fee”) in the form of 15,000,000 shares of the Company’s common stock (“Commitment Fee Shares”) and issued the Purchaser a Warrant exercisable for a five-year period to purchase up to 10,000,000 shares of our common stock at a price of $0.06 per share (“Warrant Shares”).

Upon the closing, the Company recorded a discount of the Promissory Note in the amount of $308,000, consisting of the original issue discount of $10,600, transaction fees of $15,000, the fair value of the Commitment Fee Shares of $169,500 and the fair value of the Warrant Shares of $113,000.

The discount is being amortized over the term of Note. For the three months and six months ended April 30, 2023, $92,095 of the total discounts recorded in connection with the issuance of the Note have been amortized.

Pursuant to the terms of the SPA 23, the Company granted certain piggyback registration rights under the Securities Act of 1933, as amended with respect to the Conversion Shares, the Warrant Shares and the Commitment Fee Shares.

NOTE 11 – IRS PENALTIES

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing of certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement and filed a “Request for Collection Due Process Equivalent Hearing” (“Request”) in September 2021. A hearing was held on June 28, 2022 and the Company is awaiting the IRS’ determination. During the period that the Request is being reviewed and processed by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $86,319 and $83,684 of accrued tax penalties and interest on the balance sheet as of April 30, 2023 and October 31, 2022, respectively.

NOTE 12 – CAPITAL STOCK

Common Stock

Issuances of Common Stock – Stock-Based Compensation:

On December 1, 2022, the Company granted 150,000 shares of common stock to an employee as provided for in the employment agreement valued at $0.03 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $4,500 of stock-based compensation expense based on the grant date fair value of these shares during the three months ended April 30, 2023.

On December 29, 2022, the Company agreed to issue 5,000,000 shares of common stock to a service provider in exchange for the provider providing discounts of 10% on all services provided retroactive to August 2022. The common stock granted was valued at $100,000 based on the closing price of the common stock of the Company on the date of the agreement of $0.02 per share. The Company recorded $100,000 of stock-based compensation expense based on the grant date fair value of these shares during the three months ended April 30, 2023.

As of October 31, 2022, the Company had issued 47,500,000 shares of its common stock for services with an original fair value of $2,140,450 of which $1,248,583 was amortized and the remaining $891,867 of the unamortized compensation costs are to be amortized over their respective remaining service periods (“Unamortized 2022 Stock Awards”). Included in this amount was unamortized compensation of $545,229 relating to 15,846,576 shares that was forfeited upon resignation of the Company’s former CEO in November 2022. During the six months ended April 30, 2023, the Company amortized approximately $347,000 of compensation costs relating to the Unamortized 2022 Stock Awards. As of April 30, 2023, all of the Unamortized 2022 Stock Awards had been fully amortized or forfeited.

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

Shares Repurchased – Settlement of Litigation:

As described in Note 14, effective October 13, 2022, the Company settled a lawsuit by agreeing to repurchase 24,800,001 shares of common stock for $500,000. The shares repurchased were transferred to the Company on February 2. 2023 and redeposited back into the Company’s treasury of authorized and unissued shares on February 3, 2023.

Shares Issued – SPA 23:

As described in Note 10, in connection with the issuance of the Note on March 6, 2023, the Company issued the Purchaser’s 15,000,000 commitment shares of the Company’s common stock valued at $169,500 based on the closing price of the common stock of the Company on the date of the agreement of $0.0113 per share.

Unvested Equity Instruments:

A summary of unvested equity instruments outstanding for the three months ended April 30, 2023 are presented below:

	Number of Nonvested Shares	Weighted- Average Grant Date Fair Value
Outstanding at October 31, 2022	99,843,151	$0.057
Non-Vested Shares Granted	-	$-
Vested	(33,996,575)	$0.061
Expired/Forfeited	(30,846,576)	$0.047
Outstanding at April 30, 2023	35,000,000	$0.061

NOTE 13 – WARRANTS

A summary of warrant activity for the three months ended April 30, 2023 are presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2022	429,800,000	$0.02	9.63	$2,440,110
Granted	10,000,000	$0.06	5.00	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(21,000,000)	$0.03	9.27	$-
Outstanding at April 30, 2023	418,800,000	$0.02	9.03	$-
Exercisable at April 30, 2023	405,989,612	$0.02	9.02	$-

As described in Note 10, in connection with the issuance of the Note on March 6, 2023, the Company issued the Purchaser’s 10,000,000 commitment Warrant Shares exercisable for a five-year period at a price of $0.06 per share. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 3.98%, (2) term of 5 years, (3) expected stock volatility of 169%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued was $113,000. The Company recorded $113,000 as a loan discount which is being amortized over the term of the Note.

As of October 31, 2022, the Company had issued warrants to purchase 347,150,000 shares of its common stock for services with a fair value of $7,250,775 of which $573,250 was amortized and the remaining $6,677,525 of the unamortized compensation costs are to be amortized over their respective remaining service periods (“Unamortized 2022 Warrants”). Included in this amount was unamortized compensation of $620,548 relating to 21,000,000 warrants that were forfeited upon resignation of the warrant holders during the six months ended April 30, 2023. During the six months ended April 30, 2023, the Company amortized approximately $1,222,500 of compensation costs relating to the Unamortized 2022 Warrants. As of April 30, 2023, there was approximately $4,834,500 of unamortized compensation of the Unamortized 2022 Warrants that will be amortized over their respective remaining service periods.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

The Company is party to executive employment agreements with each of Ian T. Bothwell (our Chief Financial Officer), Dr. Maria Ines Mitrani (our Chief Science Officer) (see below) and Albert Mitrani, our Executive Vice President of Sales) (see below), originally executed in April 2018 and subsequently amended (the “Executive Employment Agreements”). As amended, the Executive Employment Agreements provide for a term expiring on December 31, 2025 and a base annual salary of $300,000 and specified expense reimbursement allowances. They also contain customary confidentiality and non-competition provisions.

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

In the February 9, 2023 amendment, each of Albert Mitrani, Dr. Maria Ines Mitrani and Ian Bothwell agreed to a reduction in each executive’s annual salary to $150,000 per year effective December 15, 2022 in the case of Dr. Mari Mitrani and Albert Mitrani and November 30, 2022 in the case of Mr. Bothwell. The reduction will remain in effect through such time that net revenues from operations are breakeven when calculating the salaries of all three executives without the agreed upon reductions (“Salary Reduction Period”). There is no obligation of the Company to repay that portion of Base Salary that has been reduced during the Salary Reduction Period.

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

On April 28, 2023, the Company terminated Dr. Maria Ines Mitrani as its Chief Scientific Officer and contemporaneously terminated her employment agreement with the Company (see Note 17).

On May 12, 2023, the Company terminated Albert Mitrani as its Executive Vice President of Sales and contemporaneously terminated his employment agreement with the Company. As a result of the litigation filed on June 7, 2023 (see Note 17), the Company has recorded a reserve of $75,900 against the amounts due from Mr. Mitrani.

As of April 30, 2023 and October 31, 2022, the total amounts due from related parties were $44,600 and $128,939, respectively and is included in receivables from related party in the accompanying consolidated balance sheets.

Resignation Of Matthew Sinnreich

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

On September 13, 2022, Mr. Sinnreich assumed the position of President and Acting Chief Executive Officer. He subsequently resigned from the Company on November 22, 2022. During the period November 1, 2022 through November 22, 2022 and as of November 22, 2022, a total of 1,446,575 and 8,153,424 of the Salary Shares were vested, respectively. The Company is currently seeking to rescind previously issued shares and payments to Mr. Sinnreich in light of the resignation.

Chief Executive Officer and Chief Science Officer

On June 6, 2023, our board of directors appointed Harry Leider, M.D., M.B.A., as Chief Executive Officer and a member of the board of directors and Howard J. Golub, M.D., as Executive Vice President and Chief Science Officer. Ian T. Bothwell, who has served as Interim Chief Executive Officer since November 2022, in addition to his position as Chief Financial Officer will continue in his Chief Financial Officer role.

Dr. Leider’s employment agreement provides for a base salary of $325,000 per year and the grant of an option under Organicell’s Equity Incentive Plan (“Incentive Plan”) to purchase 57,000,000 shares of our common stock at a price of $0.012 per share (fair market value on the date of grant) (“Leider Option”). The Leider Option vests in equal quarterly installments over a three-year period, contingent upon Dr. Leider’s continued employment with the Company and expires five years from the date of grant. The vesting of the Leider Option is accelerated in the event of a change in control of the Company (as described in the employment agreement) or if the Company achieves certain market cap valuations.

Dr. Leider shall also be entitled to earn a commission of ten percent (10%) of the net profit (sales less cost of goods sold) generated by the sale of any of the Company’s biologic products sold directly by him solely from sources generated by him alone.

Dr. Leider’s employment with the Company is “At Will” meaning that his employment with the Company and his employment agreement may be terminated by the Company at any time, for any reason or for no reason at all and with or without “Cause” (as defined in the Agreement). Notwithstanding the foregoing, in the event the Company terminates Dr. Leider’s employment without Cause or Dr. Leider terminates his employment with the Company for “Good Reason” (as defined in the Agreement), Dr. Leider will be entitled to receive an amount equal to one year’s salary as severance, less the value of the Leider Option as vested on the date of termination, as calculated by subtracting the market price for the shares underlying the option as of the date of termination, less the exercise price for such shares, provided further, that the combined amount of the severance payment and market value of the Leider Option shall not be less than $200,000. In such circumstance he will also be entitled to receive a pro-rated share of any bonus earned for the year in which the termination takes place.

Dr. Golub’s employment agreement provides for a base salary of $150,000 per year. Dr. Golub will not be a full-time employee, but rather will devote such amount of his working time as the Company deems reasonably necessary to fulfill his duties thereunder (estimated to be approximately ½ his working time). Dr. Golub will perform his duties remotely from his residence, with travel, as required by his position. He will be permitted to continue serving as a Principal of Care-Safe, LLC.

Dr. Golub is also granted an option under the Incentive Plan to purchase 50,000,000 shares of our common stock at a price of $0.012 per share (fair market value on the date of grant) (“Golub Option”). The Golub Option vests in equal quarterly installments over a one-year period, contingent upon Dr. Golub’s continued employment with the Company and expires five (5) years from the date of grant.

Dr. Golub’s employment with the Company is “At Will” meaning that his employment with the Company and his employment agreement may be terminated by the Company at any time, for any reason or for no reason at all and with or without “Cause” (as defined in the Agreement). Notwithstanding the foregoing, in the event the Company terminates Dr. Golub’s employment without Cause or Dr. Golub terminates his employment with the Company for “Good Reason” (as defined in the Agreement), Dr. Golub will be entitled to receive an amount equal to one year’s base salary as severance. He will also be entitled to receive a pro-rated share of any bonus earned for the year in which the termination takes place.

Both employment agreements contain customary confidentiality, non-competition and non-solicitation covenants.

Consultant Agreements

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

As of April 30, 2023, the Company has been billed a total of approximately $1,230,900 in connection with the Proxima Agreements, Pass-Through Costs and Site related costs, respectively, of which approximately $630,000 was outstanding as of April 30, 2023.

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

The shares repurchased were transferred to the Company on February 2. 2023. The shares repurchased were redeposited back into the Company’s treasury of authorized and unissued shares on February 3, 2023. As a result of the above, the matter has been fully settled and Mr. Pepock and Ms. Yourke were released from their non-compete restrictions.

Other

In addition to the foregoing, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

NOTE 15 – ADVISOR AND PLACEMENT AGENT AGREEMENTS

Effective May 1, 2023 (“Effective Date”), the Company entered into a six-month advisory agreement (“Advisory Services Agreement”) and a six month private placement agent agreement (“Placement Agreement”) with an investment banking firm (“I-Bank”) whereby I-bank will provide financial advisory services and will seek to raise financing through one or more private placements of the Company’s debt and/or equity securities of up to $10.0 million (or other amount mutually agreed to by the partis) (“Offering”).

The Advisory Services Agreement and Placement Agreement is subject to successive, automatic one (1) month extensions unless either party has given the other 30-day written notice prior to the expiration of then in effect termination date, of their desire not to renew the Advisory Services Agreement and/or the Placement Agreement.

As compensation for I-Bank’s services and fulfillment of all obligations under the Advisory Services Agreement, the Company agreed to pay I-Bank a monthly cash fee of $10,000 and grant I-Bank agreed 5-year “cashless” warrants to purchase 25,000,000 shares of common stock of the Company at an exercise price of $0.02 per share (“Warrants”). The Warrants shall vest monthly over the initial term of the Advisory Services Agreement.

In addition, as more fully described in the Advisory Services Agreement, the Company agreed to provide I-Bank with a right of first refusal for a 6-month period following the closing of an initial financing (“Bridge Financing”) completed by I-Bank under the Placement Agreement. In addition, the Placement Agreement provides that the Company will pay I-Bank legal fees up to $25,000 for their legal counsel to review documents associated with the Offering, a non-refundable retainer of $12,500 to be applied against any future success fees owed to I-Banker and a success fee equal to 10% of the gross proceeds received by the Company from an Offering, excluding the Bridge Financing (subject to reduction as provided for in the Placement Agreement) and a warrant equal to 10% of the total number of securities issued in the Offering, at an exercise price equal to the price of the common stock sold in the Offering.

NOTE 16 – SEGMENT INFORMATION

The Company has only one operating segment.

NOTE 17 – SUBSEQUENT EVENT

On June 7, 2023, Organicell filed a four-count complaint with the Seventeenth Judicial Circuit in and for Broward County, Florida against Albert Mitrani and Dr. Maria Ines Mitrani, co-founders of the Company. Albert Mitrani was a former director and executive officer of the Company (most recently serving as Chief Executive Officer from September 2019 to July 2022 and as Executive Vice President of Sales from July 2022 until his termination in May 2023) and Dr. Mitrani is a current director and former executive officer of the Company (serving as Chief Science Officer from November 2016 until her termination in April 2023). The complaint alleges (i) breach of contract; (ii) breach of fiduciary duty; and (iii) tortious interference with business relationships; and seeks injunctive relief, in connection with, inter alia, non-solicitation and non-competition violations, misappropriation of Organicell materials and proprietary information resulting in unjust enrichment, causing detriment to business relationships and goodwill towards customers and physicians, self-dealing and misconduct afoul to Organicell’s business interests as members of Organicell’s board of directors, executive officers and minority equity interest holders—all causing irreparable harm to Organicell. The complaint seeks injunctive relief, in addition to both compensatory and punitive damages.

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

In June 2021, the Company announced that it was launching a service platform for its first autologous product called Patient Pure X™(PPX™). PPX™ is a non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood. The Company began to accept minimal orders for this service in October 2021 and to date revenues from PPX™ continue to be immaterial.

The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing in Item 1. of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended April 30, 2023 as compared to three months ended April 30, 2022

Revenues. Our revenues for the three months ended April 30, 2023 were $845,501, compared to revenues of $1,735,173 for the three months ended April 30, 2022. The decrease in revenues during the three months ended April 30, 2023 of $889,672 or 51.3%, was primarily the result of a decrease of approximately 29.4% (approximately $340,500) in the overall unit sales of its products during the three months ended April 30, 2023 compared with the three months ended April 30, 2022, a decrease of approximately 32.0% (approximately $545,900) in the average sales prices for the products sold during the three months ended April 30, 2023 compared with the average sales prices realized on products sold during the three months ended April 30, 2023 and a decrease of approximately $3,200 of new revenues associated with its recently launched PPX™ service platform during the three months ended April 30, 2023 compared with the three months ended April 30, 2022. The decrease in the average sales prices realized on products sold during the three months ended April 30, 2023 compared with the three months ended April 30, 2022, was due to decreases in the average prices of higher priced medical grade products and the reduction in sales of higher priced medical grade products as compared to the Company’s aesthetic product offerings. The percentage of overall unit sales among the Company’s medical grade products and the Company’s aesthetic product offerings fell from 68.5% and 31.5%, respectively for the three months ended April 30, 2022 to 41.5% and 58.5%, respectively, during the three months ended April 30, 2023.

Cost of Revenues. Our cost of revenues for the three months ended April 30, 2023 were $108,076, compared with cost of revenues of $126,418 for the three months ended April 30, 2022. The decrease in the cost of revenues during the three months ended April 30, 2023 of $18,342 or 14.5%, compared with the three months ended April 30, 2022, was due to a decrease in the amount of units sold of 29.4% (approximately $44,950) during the three months ended April 30, 2023, compared with the three months ended April 30, 2022, partially offset from an increase in the cost of units sold of 21.0% (approximately ($26,600) during the three months ended April 30, 2023, compared to costs of units sold during the three months ended April 30, 2022. The decrease in the cost of units sold was primarily the result of the Company’s decrease in sales of its medical grade product offerings partially offset from the increases in costs associated with its recently launched PPX™ service platform during the three months ended April 30, 2023 as compared to the three months ended April 30, 2022.

Gross Profit. Our gross profit for the three months ended April 30, 2023 was $737,425 (87.2% of revenues), compared with gross profit of $1,608,755 (92.7% of revenues) for the three months ended April 30, 2022. The decrease in gross profit during the three months ended April 30, 2023 of $871,330 was the result of decreases in the average sales prices for the products sold during the three months ended April 30, 2023 and decreases in overall unit sales of its products during the three months ended April 30, 2023 compared to the three months ended April 30, 2022.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2023 were $2,650,124, compared with $2,867,017 for the three months ended April 30, 2022, a decrease of $216,893 or 7.6%. The decrease in the general and administrative expenses for the three months ended April 30, 2023 compared with the three months ended April 30, 2022, was primarily the result of decreased payroll and consulting fees of approximately $508,000, decreases in commissions from sales of the Company’s products and travel and entertainment costs of approximately $526,400, and reduced office related expenses of approximately $193,600, partially offset by an increase in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $439,900 increased professional fees of approximately $197,800, increased research and development costs of approximately $131,100, increases in insurance costs of approximately $60,400, and increased laboratory related costs of approximately $86,700. The reduction in payroll and consulting fees was primarily the result of the Executives’ agreement to a reduction in salary and other compensation in connection with the Restructuring and reductions in fees paid to consultants during the three months ended April 30, 2023 compared to 2022. The decreases in commissions on from sales of the Company’s products and travel and entertainment costs was principally the result of lower unit sales and overall revenues from the sale of the Company’s products during the three months ended April 30, 2023 compared with the three months ended April 30, 2022. The increase in stock-based compensation costs during the three months ended April 30, 2023 compared with the three months ended April 30, 2022 was principally the result of the amortization of costs from warrants issued as stock-based compensation to consultants in connection with the Restructuring in August 2022, stock issued as payment for services, and warrants issued to outside directors.

Other Expense. Other expense for the three months ended April 30, 2023 was $78,599, compared with other expense of $197,781 for the three months ended April 30, 2022. The decrease in other expense of $119,182 during the three months ended April 30, 2023 compared to the three months ended April 30, 2022, was principally the result of the decrease in additional Commitment Fee Shortfall Obligations of approximately $79,000 under our Securities Purchase Agreement (“SPA 22”) with AJB Capital Investments, LLC (“AJB”), decreased interest costs of approximately $10,800 in connection with the $600,000 promissory note (“$600,000 Note”) issued and sold by the Company to AJB in January 2022 and repaid during January 2023 and a decrease of approximately $37,900 in amortization of discounts in connection with the $600,000 Note during the three months ended April 30, 2023 compared with the three months ended April 30, 2022.

Six months ended April 30, 2023 as compared to six months ended April 30, 2022

Revenues. Our revenues for the six months ended April 30, 2023 were $1,915,720, compared to revenues of $3,334,321 for the six months ended April 30, 2022. The decrease in revenues during the six months ended April 30, 2023 of $1,418,601 or 42.6%, was primarily the result of a decrease of approximately 25.2% (approximately $628,000) in the overall unit sales of its products during the six months ended April 30, 2023 compared with the six months ended April 30, 2022, a decrease of approximately 23.5% (approximately $765,100) in the average sales prices for the products sold during the six months ended April 30, 2023 compared with the average sales prices realized on products sold during the six months ended April 30, 2022 and a decrease of approximately $25,300 of new revenues associated with its recently launched PPX™ service platform during the six months ended April 30, 2023 compared with the six months ended April 30, 2022. The decrease in the average sales prices realized on products sold during the six months ended April 30, 2023 compared with the six months ended April 30, 2022, was due to decreases in the average prices of Company’s aesthetic product offerings and the reduction in sales of higher priced medical grade products, partially offset by an increase in sales of the Company’s aesthetic product offerings. The percentage of overall unit sales among the Company’s medical grade products and the Company’s aesthetic product offerings fell from 71.5% and 28.5%, respectively for the six months ended April 30, 2022 to 45.6% and 54.4%, respectively, during the six months ended April 30, 2023.

Cost of Revenues. Our cost of revenues for the six months ended April 30, 2023 were $212,389, compared with cost of revenues of $275,539 for the six months ended April 30, 2022. The decrease in the cost of revenues during the six months ended April 30, 2023 of $63,150 or 22.9%, compared with the six months ended April 30, 2022, was due to a decrease in the amount of units sold of 25.2% (approximately $71,600) during the six months ended April 30, 2023, compared with the six months ended April 30, 2022, partially offset from an increase in the cost of units sold of 3.1% (approximately ($8,500) during the six months ended April 30, 2023, compared to costs of units sold during the six months ended April 30, 2022. The decrease in the cost of units sold was primarily the result of the Company’s decrease in sales of its medical grade product offerings partially offset from the increases in costs associated with its recently launched PPX™ service platform during the six months ended April 30, 2023 as compared to the six months ended April 30, 2022.

Gross Profit. Our gross profit for the six months ended April 30, 2023 was $1,703,331 (88.9% of revenues), compared with gross profit of $3,058,781 (91.7% of revenues) for the six months ended April 30, 2022. The decrease in gross profit during the six months ended April 30, 2023 of $1,355,451 was the result of decreases in the average sales prices for the products sold during the six months ended April 30, 2023 and decreases in overall unit sales of its products during the six months ended April 30, 2023 compared to the six months ended April 30, 2022.

General and Administrative Expenses. General and administrative expenses for the six months ended April 30, 2023 were $5,792,335, compared with $5,958,477 for the six months ended April 30, 2022, a decrease of $166,142 or 2.8%. The decrease in the general and administrative expenses for the six months ended April 30, 2023 compared with the six months ended April 30, 2022, was primarily the result of decreased payroll and consulting fees of approximately $885,700, decreases in commissions from sales of the Company’s products and travel and entertainment costs of approximately $792,600, and reduced office related expenses of approximately $204,900, partially offset by an increase in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $792,600 increased professional fees of approximately $100,600, increased research and development costs of approximately $49,500, increases in insurance costs of approximately $178,200, increased investor relations costs of approximately $175,400 and increased laboratory related costs of approximately $219,100. The reduction in payroll and consulting fees was primarily the result of the Executives’ agreement to a reduction in salary and other compensation in connection with the Restructuring and reductions in fees paid to consultants during the six months ended April 30, 2023 compared to 2022. The decreases in commissions on from sales of the Company’s products and travel and entertainment costs was principally the result of lower unit sales and overall revenues from the sale of the Company’s products during the six months ended April 30, 2023 compared with the six months ended April 30, 2022. The increase in stock-based compensation costs during the six months ended April 30, 2023 compared with the six months ended April 30, 2022 was principally the result of the amortization of costs from warrants issued as stock-based compensation to consultants in connection with the Restructuring in August 2022, stock issued as payment for services, and warrants issued to outside directors.

Other Expense. Other expense for the six months ended April 30, 2023 was $188,950, compared with other expense of $250,084 for the six months ended April 30, 2022. The decrease in other expense of $61,134 during the six months ended April 30, 2023 compared to the six months ended April 30, 2022, was principally the result of the decrease in additional Commitment Fee Shortfall Obligations of approximately $41,600 under the SPA 22 with AJB and a decrease of approximately $32,800 in amortization of discounts in connection with the $600,000 Note, partially offset from an increase in other interest costs of approximately $13,000 during the six months ended April 30, 2023 compared with the six months ended April 30, 2022.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Six Months Ended April 30,
	2023	2022
Cash, beginning of year	$3,753,097	$108,570
Net cash used in operating activities	(1,953,576)	(623,943)
Net cash used in investing activities	(116,116)	(385,036)
Net cash (used in) provided by financing activities	(552,468)	966,411
Cash, end of period	$1,130,937	$66,002

During the six months ended April 30, 2023, the Company used cash in operating activities of $1,953,576, compared to $623,943 for the six months ended April 30, 2022, an increase in cash used of $1,329,633. The increase in cash used in operating activities was due to the decrease in revenues and gross profit, payment of past due accounts payable and accrued expenses, the decrease in accrued liabilities to management and the increase in inventory balances during the six months ended April 30, 2023 as compared to the six months ended April 30, 2022.

During the six months ended April 30, 2023, the Company had cash used in investing activities of $116,116, compared to cash used in investing activities of $385,036 for the six months ended April 30, 2022, a decrease in cash used of $268,920. The decrease in cash used in investing activities was primarily due to the reduction in payments made for leasehold improvements associated with the new lab facility in Basalt, CO of approximately $308,238 and a decrease in laboratory equipment purchased for the Company’s laboratory facilities of approximately $60,682, partially offset from the increase in investments from non-marketable securities of $100,000 during the six months ended April 30, 2023 as compared to the six months ended April 30, 2022.

During the six months ended April 30, 2023, the Company had cash used in financing activities of $552,468 compared to cash provided by financing activities of $966,411 for the six months ended April 30, 2022. The decrease in cash provided by financing activities of $1,518,879 was due to decreases in proceeds of $35,600 from the issuance of Notes to AJB, increases in repayment of notes payable of $400,800, increases in payments on finance leases of approximately $32,500, increases in the shares repurchased in connection with litigation of $500,000 and the reduction in the sale of equity securities of approximately $550,000 during the six months ended April 30, 2023 as compared to the six months ended April 30, 2022.

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

SPA 23

On March 6, 2023, the Company entered into a Securities Purchase Agreement (“SPA 23”) with AJB Capital, pursuant to which we sold a Promissory Note in the principal amount of $530,000 (“$530,000 Note”) to AJB in a private transaction for a purchase price of $519,400 (giving effect to original issue discount of $10,600). In connection with the sale of the $530,000 Note, the Company also paid AJB Capital’s legal fees and due diligence costs of $15,000, resulting in net proceeds to the Company of $504,400, which will be used for working capital and other general corporate purposes.

The $530,000 Note matures on September 6, 2023, bears interest at the rate of 12% per annum and only following an event of default (as defined in the $530,000 Note), is convertible into shares of the Company’s common stock at a conversion price equal to the lower of the “VWAP” (as defined in the $530,000 Note) of the common stock during (i) the ten (10) trading day period preceding the issuance date of the $530,000 Note; or (ii) the ten (10) trading day period preceding the date of conversion of the $530,000 Note.

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $4,277,954 for the six months ended April 30, 2023. In addition, the Company had an accumulated deficit and a stockholders’ deficit of $54,799,260 and $138,908, respectively, at April 30, 2023. The Company had a working capital deficit of $1,509,799 at April 30, 2023.

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

As a result of the above, the Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless (a) the Company’s ability to process, sell and distribute the products currently being produced or developed in the future are not restricted; and/or (b) additional sources of working capital through operations or debt and/or equity financings are realized. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (a) the Company is able to continue to produce products or obtain products under supply arrangements which are in compliance with current and future regulatory guidelines; (b) the Company will be able to establish a stabilized source of revenues, including efforts to expand sales internationally and the development of new product offerings and/or designations of products; (c) obligations to the Company’s creditors are not accelerated; (d) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations; (e) the Company is able to continue its research and development activities, particularly in regards to remaining compliant with the FDA and ongoing safety and efficacy of its products; and/or (f) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

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

If revenues do not increase and stabilize, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. As of April 30, 2023, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of April 30, 2023 and through the date of this report, we had no such arrangements.

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

Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2023, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

As a “smaller reporting company” we are not required to disclose information under this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No:	Description:
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer (filed herewith)
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer (filed herewith)
32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith)
32.2*	Section 1350 Certification of Chief Financial Officer (filed herewith)
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANICELL REGENERATIVE MEDICINE, INC.

By:	/s/ HARRY LEIDER
Harry Leider
Chief Executive Officer
(Principal Executive Officer)

June 16, 2023

By:	/s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

June 16, 2023