Form 10-Q
period 2023-07-31
Organicell Regenerative Medicine, Inc.
filed 2023-09-14
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

There were 1,456,696,392 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of September 13, 2023.

ORGANICELL REGENERATIVE MEDICINE, INC.

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Organicell Regenerative Medicine, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2023	October 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$633,581	$3,753,097
Accounts receivable, net of allowance for bad debts	20,762	55,110
Receivables from related parties	-	128,939
Other receivables	21,905	7,433
Prepaid expenses	144,412	173,152
Inventories	257,540	248,510
Total Current Assets	1,078,200	4,366,241

Property and equipment, net	1,199,996	1,683,516
Equity in non-marketable securities of affiliated entity	100,000	-
Other assets – right of use	49,750	110,995
Security deposits	27,715	39,936
TOTAL ASSETS	$2,455,661	$6,200,688

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,427,964	$2,378,531
Advances payable	220,897	220,897
Finance lease obligations	116,711	143,748
Operating lease obligations	49,750	82,407
Promissory note, net of debt discount	468,045	563,111
Commitment Fee Shortfall Obligation	-	174,462
Commitment to repurchase shares in connection with settlement of litigation	-	500,000
Deferred revenue	32,660	-
Total Current Liabilities	3,316,027	4,063,156

Long term finance lease obligations	160,844	220,340
Long term operating lease obligations	-	28,588
Total Liabilities	3,476,871	4,312,084

Commitments and contingencies

Shares Subject To Possible Redemption
Series C Preferred Stock, $0.001 par value, 100 shares authorized; 100 and 100 shares issued and outstanding, respectively	-	-

Stockholders’ (Deficit) Equity
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 1,456,696,392 and 1,479,126,390 shares issued and outstanding, respectively	1,456,696	1,479,126
Additional paid-in capital	53,939,103	50,930,784
Accumulated deficit	(56,417,009)	(50,521,306)
Total Stockholders’ (Deficit) Equity	(1,021,210)	1,888,604

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,455,661	$6,200,688

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Revenues (includes sales to related parties of approximately $37,800, $106,300, $85,900, and $200,100, respectively)	$1,220,674	$1,713,214	$3,136,394	$5,047,534

Cost of revenues	162,331	208,749	374,720	484,287

Gross profit	1,058,343	1,504,465	2,761,674	4,563,247

General and administrative expenses	2,504,723	4,266,895	8,297,058	10,225,371

Loss from operations	(1,446,380)	(2,762,430)	(5,535,384)	(5,662,124)
Other income (expense)
Interest expense	(171,369)	(133,648)	(341,402)	(323,194)
Change in Commitment Fee Shortfall Obligation	-	42,770	(18,917)	(17,769)
Gain from write-off of liabilities attributable to discontinued operations	-	125,851	-	125,851

Net loss	$(1,617,749)	$(2,727,457)	$(5,895,703)	$(5,877,236)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	1,420,704,266	1,087,077,331	1,405,401,004	1,074,721,483

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.
CONDENSED CONSOLIDATED CHANGES TO STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months And Nine Months Ended July 31, 2023 and 2022

(Unaudited)

Three Months Ended July 31,

	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance May 1, 2023	1,490,677,642	$1,490,677	$53,169,675	$(54,799,260)	$(138,908)
Stock-based compensation	18,750	19	735,428	-	735,447
Return of former executive’s shares and warrants	(34,000,000)	(34,000)	34,000	-	-
Net loss	-	-	-	(1,617,749)	(1,617,749)
Balance July 31, 2023	1,456,696,392	$1,456,696	$53,939,103	$(56,417,009)	$(1,021,210)
Balance May 1, 2022	1,166,887,928	$1,166,888	$39,417,550	$(44,774,528)	$(4,190,090)
Stock-based compensation	37,700,000	37,700	1,984,804	-	2,022,504
Capital contributed by former executive	-	-	250,000	-	250,000
Issuance of Common stock as commitment fee for SPA 22 Note	1,538,462	1,538	31,693	-	33,231
Net loss	-	-	-	(2,727,457)	(2,727,457)
Balance July 31, 2022	1,206,126,390	$1,206,126	$41,684,047	$(47,501,985)	$(4,611,812)

Nine Months Ended July 31,

	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance October 31, 2022	1,479,126,390	$1,479,126	$50,930,784	$(50,521,306)	$1,888,604
Sale of common stock	4,456,328	4,456	95,544	-	100,000
Stock-based compensation	5,193,750	5,194	2,404,816	-	2,410,010
Issuance of Common stock and Warrants as commitment fee for SPA 23 Note	15,000,000	15,000	267,500	-	282,500
Stock issued in satisfaction of Commitment Fee Shortfall Obligation	11,719,925	11,720	181,659	-	193,379
Cancellation of shares repurchased in connection with litigation	(24,800,001)	(24,800)	24,800	-	-
Return of former executive’s shares and warrants	(34,000,000)	(34,000)	34,000	-	-
Net loss	-	-	-	(5,895,703)	(5,895,703)
Balance July 31, 2023	1,456,696,392	$1,456,696	$53,939,103	$(56,417,009)	$(1,021,210)
Balance October 31, 2021	1,132,361,005	$1,132,361	$37,826,795	$(41,624,749)	$(2,665,593)
Sale of common stock	17,000,000	17,000	653,000	-	670,000
Stock-based compensation	50,150,000	50,150	2,760,836	-	2,810,986
Capital contributed by former executive	-	-	250,000	-	250,000
Issuance of Common stock as commitment fee for SPA 22 Note	4,615,385	4,615	151,616	-	156,231
Stock issued in settlement of litigation	2,000,000	2,000	41,800	-	43,800
Net loss	-	-	-	(5,877,236)	(5,877,236)
Balance July 31, 2022	1,206,126,390	$1,206,126	$41,684,047	$(47,501,985)	$(4,611,812)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended July 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,895,703)	$(5,877,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	469,855	69,711
Amortization of OID and commitment fee discount – Promissory notes	283,034	272,000
Change in Commitment Fee Shortfall Obligation	18,917	17,769
Gain from write-off of liabilities attributable to discontinued operations	-	(125,851)
Write-off of fixed assets	33,320	-
Write-off of inventory	-	30,000
Stock-based compensation	2,410,010	2,810,986
Reserve for receivables from related party and other receivable	128,589	-
Stock issued in settlement of litigation	-	43,800
Changes in operating assets and liabilities:
Accounts receivable	34,348	(26,745)
Other receivables	(14,122)	-
Prepaid expenses	28,740	(41,025)
Inventories	(9,030)	115,086
Accounts payable and accrued expenses	49,433	626,408
Accrued liabilities to management	-	701,783
Security deposits	12,221	(15,354)
Deferred revenue	32,660	(9,575)
Net cash used in operating activities	(2,417,728)	(1,408,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(19,655)	(516,519)
Investment in non-marketable equity securities	(100,000)	-
Net cash used in investing activities	(119,655)	(516,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Promissory Note	504,400	540,000
Advances for future stock purchases	-	700,000
Capital contributed by former executive	-	250,000
Payments on finance lease	(86,533)	(16,196)
Repayments of notes payable	(600,000)	(232,947)
Shares repurchased in connection with litigation	(500,000)	-
Proceeds from sale of common stock	100,000	650,000
Net cash (used in) provided by financing activities	(582,133)	1,890,857

Decrease in cash	(3,119,516)	(33,905)
Cash at beginning of period	3,753,097	108,570
Cash at end of period	$633,581	$74,665

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$54,093	$54,670

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
OID discount on proceeds received from promissory notes	$10,600	$60,000
Stock purchased from payments due on accounts payable	$-	$20,000
Common stock and warrants issued as commitment fee for promissory notes	$282,500	$156,231
Common stock issued in satisfaction of Commitment Fee Shortfall Obligation	$193,379	$-
Commitment Fee Shortfall Obligation	$-	$143,769
Promissory note issued for past due Professional Fees	$-	$256,000
Purchase of fixed assets	$-	$361,972

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organicell Regenerative Medicine, Inc. (“Organicell” or the “Company”) was incorporated on August 9, 2011 in the State of Nevada under the name Bespoke Tricycles Inc. (changed to Biotech Products Services and Research, Inc. during September 2015). The Company is a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and regenerative medicine. The Company’s proprietary products are derived from perinatal sources and manufactured to retain the naturally occurring extracellular vesicles, hyaluronic acid, and proteins without the addition or combination of any other substance or diluent (“RAAM Products”). Our RAAM Products and related services are principally used in the health care industry administered through doctors and clinics (“Providers”).

On May 21, 2018, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the Company’s name from Biotech Products Services and Research, Inc. to Organicell Regenerative Medicine, Inc., effective June 20, 2018 (the “Name Change”) and during November 2021 the Name Change was effectuated in the marketplace by the Financial Industry Regulatory Agency.

For the nine months ended July 31, 2023, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation and wholly owned subsidiary, which was formed to sell the Company’s therapeutic products to Providers.

The Company’s leading product, Zofin™ (also known as Organicell™ Flow), is an acellular, biologic therapeutic derived from perinatal sources and is manufactured to retain naturally occurring microRNAs, without the addition or combination of any other substance or diluent.

The Company recently launched a service platform for its first autologous product called Patient Pure X™ (PPX™). PPX™ is a non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood. To date, revenues from PPX™ continue to be immaterial.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the condensed unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 31 2023, the results of its operations for the three and nine months ended July 31, 2023 and 2022 and the cash flows for the nine months ended July 31, 2023 and 2022.

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

Concentrations of Risk

Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At July 31, 2023, the Company held a total of approximately $14,300 of cash balances in one financial institution in excess of FDIC insurance coverage limits.

Major Customer

During the nine months ended July 31, 2023, the Company sold products and services totaling approximately $880,300 (28.1%) to a large distributor and the distributor’s customers and approximately $447,600 (14.3%) to customers of another distributor and the distributor’s customers.

During the nine months ended July 31, 2022, the Company sold products and services totaling approximately $1,736,000 (34.4%) to a large distributor and the distributor’s customers and approximately $1,215,000 (24.1%) to customers of another distributor and the distributor’s customers.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. For the nine months ended July 31, 2023 and 2022, the Company did not record any bad debt expense.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company provides reserves for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At July 31, 2023 and October 31, 2022, the Company determined that there were not any reserves required in connection with our inventory.

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

At July 31, 2023, the Company had 509,800,000 common shares issuable (379,235,997 common shares vested as of July 31, 2023) upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the nine months ended July 31, 2023. At July 31, 2022, the Company had 49,500,000 common shares issuable upon the exercise of warrants and unpaid Original Base Salary and Incremental Salary that could be convertible into approximately 61,967,000 common shares that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the nine months ended July 31, 2022.

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

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $334,600 and $111,600 for the three months ended July 31, 2023 and 2022, respectively. Our research and development expenses were approximately $937,700 and $664,500 for the nine months ended July 31, 2023 and 2022, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the three months and nine months ended July 31, 2023 and 2022 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during those periods. There is a full valuation allowance established for the tax benefit associated with the net losses for the three months and nine months ended July 31, 2023 and 2022.

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

The Company currently has 2,500,000,000 authorized shares of common stock of which 1,456,696,392 shares are issued and outstanding as of September 13, 2023. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees. Currently the amount of authorized shares is sufficient to provide for the additional shares that the Company may be contingently obligated to issue under existing arrangements.

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

The Company did not have any convertible instruments outstanding at July 31, 2023 and October 31, 2022 that qualify as derivatives.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after July 31, 2023 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $5,895,703 for the nine months ended July 31, 2023 and used $2,417,728 of cash from operating activities during that period. In addition, the Company had an accumulated deficit and a stockholders’ deficit of $56,417,009 and $1,021,210, respectively, at July 31, 2023. The Company had a working capital deficit of $2,237,827 at July 31, 2023.

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

If revenues do not increase and stabilize, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. As of July 31, 2023, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	July 31, 2023	October 31, 2022
Raw materials and supplies	$118,478	$85,096
Finished goods	139,062	163,414
Total inventories	$257,540	$248,510

NOTE 5 – PROPERTY AND EQUIPMENT

	July 31, 2023	October 31, 2022
Computer equipment	$-	$26,881
Finance lease equipment	544,378	544,378
Manufacturing equipment	619,006	625,979
Leasehold improvements	925,932	925,932
	2,089,316	2,123,170
Less: accumulated depreciation and amortization	(889,320)	(439,654)
Total property and equipment, net	$1,199,996	$1,683,516

Depreciation expense totaled $31,240 and $21,812 for the three months ended July 31, 2023 and 2022, respectively. Depreciation expense totaled $89,885 and $54,587 for the nine months ended July 31, 2023 and 2022, respectively.

As described in Note 7, during the year ended October 31, 2021, the Company began the build-out of additional laboratory processing, product distribution and administrative office capacity at its Basalt Lab (as defined in Note 7). The Basalt Lab Lease location became operational during May 2022 and amortization of these costs began during May 2022. Amortization expense totaled $126,657 and $0 for the three months ended July 31, 2023 and 2022, respectively. Amortization expense totaled $379,971 and $0 for the nine months ended July 31, 2023 and 2022, respectively.

During the three months ended July 31, 2023, the Company wrote off certain computer and manufacturing equipment with a cost basis of $10,000 and accumulated depreciation of $4,029, resulting in a loss of $5,971 for the three months ended July 31, 2023. During the nine months ended July 31, 2023, the Company wrote off certain computer and manufacturing equipment with a cost basis of $53,755 and accumulated depreciation of $20,435, resulting in a loss of $33,320 for the nine months ended July 31, 2023.

NOTE 6 – EQUITY IN NON-MARKETABLE SECURITIES OF AFFILATED ENTITY

	July 31, 2023	October 31, 2022
Equity in non-marketable securities	$100,000	-

During the nine months ended July 31, 2023, the Company invested $100,000 in cash in the non-marketable equity securities of one privately-held skin-care formulator (“Formulator”) in an effort to accelerate the Company’s development of expertise with respect to the skincare industry and the potential supply of the Company’s products in future formulations. The Company evaluated its ownership, contractual and other interests in this entity and determined the Company does not have a variable interest in this entity and therefore it is not required to be consolidated in the Company’s consolidated financial statements, as the Company is not the primary beneficiary and does not have the power to direct activities that most significantly impact the entities’ economic performance. The Company’s maximum loss exposure is limited to the carrying value of this investment.

At July 31, 2023 and October 31, 2022, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $100,000 and $0, respectively. For the nine months ended July 31, 2023 and 2022, there were no adjustments to the carrying value of equity securities without readily determinable fair values.

Both Greyt Ventures, LLC and Skycrest Holdings, LLC, principal shareholders of the Company, each own a 20% interest in the Formulator. In addition, Mr. Robert Smoley, a consultant and advisor to the Company is also the Chief Operating Officer of the Formulator.

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

As of July 31, 2023, finance lease obligations were $277,555, of which $116,711 were current.

As described in Note 16, on August 7, 2023, certain equipment under the second lease agreement were assigned to the Purchaser resulting in the reduction of the Company’s remaining obligations under the second lease agreement from $5,478 per month to $461 per month.

Short Term Lease Obligations:

On August 30, 2022, the Company entered into a one-year lease agreement (“LA Office Lease”) for office space in Los Angeles, California commencing September 1, 2022 and ending August 31, 2023. The Company was required to make a one-time prepayment of the annual rent in the amount of $160,000 and provided a security deposit of $10,000 upon execution of the lease agreement. The security deposit due to the Company was reduced by $1,685 upon termination of the LA Office Lease.

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

Operating Lease:

During March 2021, the Company entered into a lease agreement (“Basalt Lab Lease”) for an approximately 2,452 square foot commercial space located in Basalt, Colorado (the “Basalt Lab”). The term of the Basalt Lab Lease is for three years and may be renewed for an additional (3) three-year term provided the Company is not in default (“First Renewal Option”). Rental expense is $6,800 per month and provides for annual increases of 3% or the Denver Aurora Metropolitan CPI index, whichever is greater. In connection with the Basalt Lab Lease, the Company was required to post a security deposit of $20,400. The Company completed the construction of the initial laboratory and office build-out at a cost of $925,932, which is included as leasehold improvements in the accompanying balance sheet. The Basalt Lab became operational during May 2022. The Company uses the Basalt Lab for additional processing, product distribution and administrative office capacity.

In connection with the execution of the Basalt Lab Lease, the Company recorded a ROU asset and corresponding operating lease obligation of $235,313 (present value of the associated leased payments based on an assumed borrowing rate of 4.5%). The right of use asset was $49,750 and $110,955 at July 31, 2023 and October 31, 2022, respectively.

Lease amortization expense for the three months ended July 31, 2023 and 2022 was $20,925 and $19,397, respectively. Lease amortization expense for the nine months ended July 31, 2023 and 2022 was $61,246 and $56,735, respectively.

As of July 31, 2023, the remaining operating lease obligation was $49,750.

As described in Note 16, on August 7, 2023, the Basalt Lab was sold and the Basalt Lab Lease was assigned to Purchaser.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three months and nine months ended July 31, 2023, the Company sold a total of approximately $42,500 and $151,300, respectively, of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, including approximately $37,800 and $85,900, respectively, of products purchased from the Company that were attributable to the medical practice owned by Dr. George Shapiro the Company’s Chief Medical Officer and a member of the board of directors. Dr. Shapiro also has an indirect economic interest in the parent company that owns the MSO.

For the three months and nine months ended July 31, 2022, the Company sold a total of approximately $208,000 and $501,500, respectively, of products to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, including approximately $76,800 and $152,600 of products purchased from the Company for the three months and nine months ended July 31, 2022, respectively, that were attributable to the medical practice owned by Dr. George Shapiro. Dr. Shapiro also has an indirect economic interest in the parent company that owns the MSO. For the three months and nine months ended July 31, 2022, the total amount of sales of products to customers related to Mr. Michael Carbonara totaled approximately $16,300 and $26,600, respectively. For the three months and nine months ended July 31, 2022, the total amount of sales of products to customers related to Dr. Allen Meglin totaled approximately $13,200 and $20,800, respectively.

During the nine months ended July 31, 2023, the Company invested $100,000 in cash for a 10% minority interest in the non-marketable equity securities of a privately-held skin-care formulator (“Formulator”). Both Greyt Ventures, LLC and Skycrest Holdings, LLC, principal shareholders in the Company, each own a 20% interest in the Formulator. In addition, Mr. Robert Smoley, a consultant and advisor to the Company is also the Chief Operating Officer of the Formulator.

At July 31, 2023 and October 31, 2022, advances payable from an affiliate of a former executive were $220,897. The advances are non-interest bearing and there are no formal arrangements regarding the repayment of the advances.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	July 31, 2023	October 31, 2022
Accrued payroll related liabilities	$666,780	$666,780
Lab equipment and supplies payables	394,909	477,255
Clinical trial payables	689,452	312,711
Legal fees payables	327,028	328,121
Other professional fees payables	148,494	90,993
Accrued IRS penalty (Note 11)	86,319	83,684
Accrued commissions payable	11,969	39,675
Construction payables	9,317	5,474
Other payables and accrued expenses	93,696	373,838
Accounts Payable and Accrued Expenses	$2,427,964	$2,378,531

NOTE 10 – NOTES PAYABLE

	July 31, 2023	October 31, 2022
SPA 22	$-	$600,000
SPA 23	530,000	-
Unamortized discount	(61,955)	(36,889)
Total Notes Payable	$468,045	$563,111

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

For the nine months ended July 31, 2023 and 2022, $36,889 and $130,000, respectively, of the total discounts recorded in connection with the issuance of the Promissory Note have been amortized.

At February 10, 2023, the date that the Company received notice to repay the Commitment Fee Shortfall Obligation (see below) and July 31, 2022, the fair value of the Commitment Fee Shares was approximately $76,200 (valued at $0.0165 the closing price of the common stock of the Company on February 10, 2023) and approximately $62,462 (valued at $0.0203 the closing price of the common stock of the Company on April 29, 2022), respectively. The Company recorded an increase in the Commitment Fee Shortfall Obligation in the amount of $0 and $49,384 for the three months and nine months ended July 31, 2023. The Company recorded an increase in the Commitment Fee Shortfall Obligation in the amount of $48,539 and $60,539 for the three months and nine months ended July 31, 2022.

On February 10, 2023, the Company received a notice from the Purchaser that it had sold all of the Commitment Fee Shares and that the Commitment Fee Shortfall Obligation of $187,519 was due. The Company elected to satisfy the obligation through the issuance of 11,719,925 shares of common stock based on a Conversion Price as defined in the SPA 22 of $0.016 per share, which resulted in a reduction of $30,468 from the Commitment Fee Shortfall Obligation recorded as of February 10, 2023.

The total Commitment Fee Shortfall Obligation at July 31, 2023 and October 31, 2022 was $0 and $174,462, respectively.

Promissory Note – SPA 23

On March 6, 2023, the Company entered into another Securities Purchase Agreement (“SPA 23”) with the Purchaser, pursuant to which we sold a promissory note in the principal amount of $530,000 (“Note”) to the Purchaser in a private transaction to for a purchase price of $519,400 (giving effect to original issue discount of $10,600). In connection with the sale of the Note, the Company also paid the Purchaser’s legal fees and due diligence costs of $15,000, resulting in net proceeds to the Company of $504,400, which will be used for working capital and other general corporate purposes. The Note bears interest at the rate of 12% per annum. The Note matured on September 6, 2023 and was paid in full.

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

The discount is being amortized over the term of Note. For the three months and nine months ended July 31, 2023, $154,050 and $246,145 of the total discounts recorded in connection with the issuance of the Note have been amortized.

Pursuant to the terms of the SPA 23, the Company granted certain piggyback registration rights under the Securities Act of 1933, as amended with respect to the Conversion Shares, the Warrant Shares and the Commitment Fee Shares.

NOTE 11 – IRS PENALTIES

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing of certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement and filed a “Request for Collection Due Process Equivalent Hearing” (“Request”) in September 2021. A hearing was held on June 28, 2022 and the Company is awaiting the IRS’ determination. During the period that the Request is being reviewed and processed by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $86,319 and $83,684 of accrued tax penalties and interest on the balance sheet as of July 31, 2023 and October 31, 2022, respectively.

NOTE 12 – CAPITAL STOCK

Common Stock

Issuances of Common Stock – Stock-Based Compensation:

On December 1, 2022, the Company granted 150,000 shares of common stock to an employee as provided for in the employment agreement valued at $0.03 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $4,500 of stock-based compensation expense based on the grant date fair value of these shares during the nine months ended July 31, 2023.

On December 29, 2022, the Company agreed to issue 5,000,000 shares of common stock to a service provider in exchange for the provider providing discounts of 10% on all services provided retroactive to August 2022. The common stock granted was valued at $100,000 based on the closing price of the common stock of the Company on the date of the agreement of $0.02 per share. The Company recorded $100,000 of stock-based compensation expense based on the grant date fair value of these shares during the nine months ended July 31, 2023.

As of October 31, 2022, the Company had issued 47,500,000 shares of its common stock for services with an original fair value of $2,140,450 of which $1,248,583 was amortized and the remaining $891,867 of the unamortized compensation costs are to be amortized over their respective remaining service periods (“Unamortized 2022 Stock Awards”). Included in this amount was unamortized compensation of $545,229 relating to 15,846,576 shares that was forfeited upon resignation of the Company’s former CEO in November 2022. During the nine months ended July 31, 2023, the Company amortized approximately $347,000 of compensation costs relating to the Unamortized 2022 Stock Awards. As of July 31, 2023, all of the Unamortized 2022 Stock Awards had been fully amortized or forfeited.

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

Shares Repurchased – Settlement of Litigation:

As described in Note 14, effective October 13, 2022, the Company settled a lawsuit by agreeing to repurchase 24,800,001 shares of common stock for $500,000 which was recorded as a liability at October 31, 2022. The shares repurchased were transferred to the Company on February 2. 2023 and redeposited back into the Company’s treasury of authorized and unissued shares on February 3, 2023.

Shares Issued – SPA 23:

As described in Note 10, in connection with the issuance of the Note on March 6, 2023, the Company issued the Purchaser’s 15,000,000 commitment shares of the Company’s common stock valued at $169,500 based on the closing price of the common stock of the Company on the date of the agreement of $0.0113 per share.

NOTE 13 – WARRANTS

A summary of warrant activity for the nine months ended July 31, 2023 are presented below:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2022	429,800,000	$0.02	9.63	$2,440,110
Granted	143,000,000	$0.02	5.00	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(63,000,000)	$0.03	8.71	$-
Outstanding at July 31, 2023	509,800,000	$0.02	7.78	$678,000
Exercisable at July 31, 2023	379,235,997	$0.02	8.67	$59,486

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

As described in Note 14, effective June 1, 2023, the Company issued Dr. Leider a warrant to purchase an aggregate of 57,000,000 shares of common stock in connection with Dr. Leider’s employment agreement. The warrant is exercisable for $0.012 per share (the closing price of the Company’s common stock on the date of grant), until the fifth anniversary date of the date of issuance. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 3.7%, (2) term of 5 years, (3) expected stock volatility of 168%, and (4) expected dividend rate of 0%. The warrant vests in equal quarterly installments over a three-year period. The grant date fair value of the warrants issued was $684,000. The Company recorded $38,000 of stock-based compensation expense for the three months and nine months ended July 31, 2023 based on the fair value of these warrants on the grant date.

As described in Note 14, effective June 1, 2023, the Company issued Dr. Golub a warrant to purchase an aggregate of 50,000,000 shares of common stock in connection with Dr. Golub’s employment agreement. The warrant is exercisable for $0.012 per share (the closing price of the Company’s common stock on the date of grant), until the fifth anniversary date of the date of issuance. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 3.7%, (2) term of 5 years, (3) expected stock volatility of 168%, and (4) expected dividend rate of 0%. The warrant vests in equal quarterly installments over a one-year period. The grant date fair value of the warrants issued was $600,000. The Company recorded $100,000 of stock-based compensation expense for the three months and nine months ended July 31, 2023 based on the fair value of these warrants on the grant date.

As described in Note 14, effective July 12, 2023, the Company issued Ms. Swartz a warrant to purchase an aggregate of 26,000,000 shares of common stock in connection with Ms. Swartz’s employment agreement. The warrant is exercisable for $0.0114 per share (the closing price of the Company’s common stock on the date of grant), until the fifth anniversary date of the date of issuance. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 4.1%, (2) term of 5 years, (3) expected stock volatility of 167%, and (4) expected dividend rate of 0%. The warrant vests over a three-year period. The grant date fair value of the warrants issued was $296,400. The Company recorded $4,117 of stock-based compensation expense for the three months and nine months ended July 31, 2023 based on the fair value of these warrants on the grant date.

As of October 31, 2022, the Company had issued warrants to purchase 347,150,000 shares of its common stock for services with a fair value of $7,293,975 of which $573,250 was amortized and the remaining $6,720,725 of the unamortized compensation costs are to be amortized over their respective remaining service periods (“Unamortized 2022 Warrants”). Included in this amount was unamortized compensation of $620,903 relating to 21,000,000 warrants that were forfeited upon resignation of the warrant holders during the nine months ended July 31, 2023. During the nine months ended July 31, 2023, the Company amortized approximately $1,815,800 of compensation costs relating to the Unamortized 2022 Warrants. As of July 31, 2023, there was approximately $4,241,100 of unamortized compensation of the Unamortized 2022 Warrants that will be amortized over their respective remaining service periods.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

The Company is party to executive employment agreements with each of Ian T. Bothwell (our Chief Financial Officer), Dr. Maria Ines Mitrani (our former Chief Science Officer) (see below) and Albert Mitrani, our former Executive Vice President of Sales) (see below), originally executed in April 2018 and subsequently amended (the “Executive Employment Agreements”). As amended, the Executive Employment Agreements provide for a term expiring on December 31, 2025 and a base annual salary of $300,000 and specified expense reimbursement allowances. They also contain customary confidentiality and non-competition provisions.

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

On April 28, 2023, the Company terminated Dr. Maria Ines Mitrani as its Chief Scientific Officer and contemporaneously terminated her employment agreement with the Company.

On May 12, 2023, the Company terminated Albert Mitrani as its Executive Vice President of Sales and contemporaneously terminated his employment agreement with the Company.

As of July 31, 2023, the Company reserved the remaining amounts due of $44,600 and $75,900 against the amounts due from Mr. Bothwell and Mr. Mitrani, respectively.

As of July 31, 2023 and October 31, 2022, the total amounts due from related parties were $0 and $128,939, respectively, and is included in receivables from related party in the accompanying consolidated balance sheets.

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

In connection with the Term Sheet, as an inducement for Mr. Sinnreich to join the Company, Mr. Sinnreich was issued 10,000,000 shares of restricted common stock (“Inducement Shares”) and ten-year warrants to purchase 40,000,000 shares at a price of $0.034 per share, exercisable on a “cashless” basis (“Inducement Warrants”. The foregoing Inducement Shares and Inducement Warrants vested immediately upon issuance.

During the first year of the Initial Term, Mr. Sinnreich was to be compensated by the issuance of 24,000,000 shares of Organicell’s common stock, which were to vest in equal monthly installments of 2,000,000 shares each (“Salary Shares”). During the second year of the Initial Term, Mr. Sinnreich was to be entitled to receive a base salary of $25,000 per month, payable in cash or shares of Organicell’s common stock, at his election.

On September 13, 2022, Mr. Sinnreich assumed the position of President and Acting Chief Executive Officer. He subsequently resigned from the Company on November 22, 2022. During the period November 1, 2022 through November 22, 2022 and as of November 22, 2022, a total of 1,446,575 and 8,153,424 of the Salary Shares were vested, respectively.

In July 2023, Mr. Sinnreich paid the Company $50,000 and returned to the Company 34,000,000 shares and warrants to purchase 40,000,000 shares. The total amount of shares returned to the Company of 34,000,000 were redeposited back into the Company’s treasury of authorized and unissued shares on July 19, 2023.

Chief Executive Officer, Chief Science Officer and Chief Products Officer

On June 6, 2023, our board of directors appointed Harry Leider, M.D., M.B.A., as Chief Executive Officer and a member of the board of directors and Howard J. Golub, M.D., as Executive Vice President and Chief Science Officer. Ian T. Bothwell, who has served as Interim Chief Executive Officer since November 2022, in addition to his position as Chief Financial Officer will continue in his Chief Financial Officer role. On July 12, 2023, our board of directors appointed Jill Swartz, as Chief Products Officer.

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

Ms. Swartz’s employment agreement provides for a base salary of $215,000 per year and the grant of an option under Organicell’s Equity Incentive Plan (“Incentive Plan”) to purchase 26,000,000 shares of our common stock at a price of $0.012 per share (fair market value on the date of grant) (“Swartz Option”). The Swartz Option vests one-third (1/3) on the first anniversary of the employment agreement. The remaining portion will vest in equal quarterly installments during the second and third year of the employment agreement, contingent upon Ms. Swartz’s continued employment with the Company and expires five years from the date of grant.

Ms. Swartz’s employment with the Company is “At Will” meaning that her employment with the Company and her employment agreement may be terminated by the Company at any time, for any reason or for no reason at all and with or without “Cause” (as defined in the Agreement). Notwithstanding the foregoing, in the event the Company terminates Ms. Swartz’s employment without Cause or Ms. Swartz terminates her employment with the Company for “Good Reason” (as defined in the Agreement), Ms. Swartz will be entitled to receive an amount equal to one year’s base salary as severance.

All the above employment agreements contain customary confidentiality, non-competition and non-solicitation covenants.

Consultant Agreements

Preparation of IRB, Pre-IND, IND Protocols for Clinical Applications and Clinical Trial Initiation and Monitoring:

In connection with the Company’s ongoing research and development efforts and the Company’s efforts to meet compliance with current and anticipated United States Food and Drug Administration (“FDA”) regulations pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products that fall under Section 351 of the Public Health Services Act (“HCT/Ps”), the Company has applied for and received Investigation New Drug (“IND”) approval from the FDA to commence clinical trials in connection with the use of the Company’s products and related treatment protocols for specific indications. The ability to successfully complete the above efforts will be dependent on the actual outcomes in connection with the use of the Company’s products and related treatment protocols for each clinical trial, the Company’s ability to timely enroll patients and fund the required payments and complete the applicable clinical trials, which is subject to available working capital generated from operations, financing arrangements with the third-party vendors involved in the studies and/or from additional debt and/or equity financings as well as the ultimate approval from the FDA.

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

As of July 31, 2023, the Company has been billed a total of approximately $1,430,900 in connection with the Proxima Agreements, Pass-Through Costs and Site related costs, respectively, of which approximately $653,300 was outstanding as of July 31, 2023.

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

Albert Mitrani and Dr. Maria Ines Mitrani

On June 7, 2023, Organicell filed a four-count complaint with the Seventeenth Judicial Circuit in and for Broward County, Florida against Albert Mitrani and Dr. Maria Ines Mitrani, co-founders of the Company. Albert Mitrani was a former director and executive officer of the Company (most recently serving as Chief Executive Officer from September 2019 to July 2022 and as Executive Vice President of Sales from July 2022 until his termination in May 2023) and Dr. Mitrani is a former director and former executive officer of the Company (serving as Chief Science Officer from November 2016 until her termination in April 2023). The complaint alleges (i) breach of contract; (ii) breach of fiduciary duty; and (iii) tortious interference with business relationships; and seeks injunctive relief, in connection with, inter alia, non-solicitation and non-competition violations, misappropriation of Organicell materials and proprietary information resulting in unjust enrichment, causing detriment to business relationships and goodwill towards customers and physicians, self-dealing and misconduct afoul to Organicell’s business interests as members of Organicell’s board of directors, executive officers and minority equity interest holders—all causing irreparable harm to Organicell. The complaint seeks injunctive relief, in addition to both compensatory and punitive damages.

Other

In addition to the foregoing, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

NOTE 15 – SEGMENT INFORMATION

The Company has only one operating segment.

NOTE 16 – SUBSEQUENT EVENTS

Sale Of Basalt Lab Assets

Effective, August 7, 2023, the Company sold the Basalt Lab to a non-affiliated third-party purchaser (“Purchaser”). The transaction included the assignment of the Basalt Lab Lease (as defined in Note 7) and the lease for certain laboratory equipment and the sale of all leasehold improvements associated with the Basalt Lab and inventory. The purchase price paid by Purchaser was $1,250,000 plus the assumption by Purchaser of all remaining financial and other obligations under the leases for the Basalt Lab premises and certain laboratory equipment. In addition, Organicell and Purchaser entered into a distribution agreement, pursuant to which Purchaser will become a non-exclusive distributor of Organicell’s products and a commission agreement, pursuant to which Organicell may become entitled to certain payments from Purchaser in connection with transactions by it with specified third parties.

Private Offering

During August 2023, the Company sold 2.9 Units (“Units”) to 4 investors in a private offering at a purchase price of $250,000 per Unit for an aggregate purchase price of $725,000. Each Unit consists of (a) a $250,000 in principal amount 8% Convertible Promissory Note due September 30, 2026 (the “Note”); and (b) 1,562,500 common stock purchase warrants (the “Warrants”), each entitling the holder to purchase one share of common stock, $0.001 par value (“Shares”) at an exercise price of $0.10 for a period of five years from the date of issuance.

Interest on the Notes is payable annually and together with the principal amount on the Maturity Date.

The Notes may be prepaid by the Company, in whole, but not in part, at any time prior to the Maturity Date, subject to payment of a premium of 10%, provided that the Company gives the holders fifteen (15) business notice prior to prepayment, during which period, Investors may elect to convert the Notes and accrued but unpaid interest thereon into Shares at a conversion price equal to 80% of the average of the daily VWAP of the Shares (as defined in the Note) for twenty consecutive (20) trading days ending on the date the Company gives the holders of the Notes notice of prepayment.

Holders of the Notes will have the right, at any time during the period commencing on April 1, 2024 and ending on the earliest to occur of the Maturity Date, the date of a Prepayment or the date of an automatic conversion, to convert the Note in whole, but not in part, and accrued interest thereon into Shares at a conversion price equal to 80% of the average of the daily VWAP of the Shares (as defined in the Note) for twenty consecutive (20) trading days ending on the date the investor gives the Company a notice of conversion, subject to a minimum conversion price of $0.03 per Share.

In addition, the Notes and accrued but unpaid interest thereon will automatically convert into Shares in the event that prior to the Maturity Date, the Company consummates a “Qualified Financing” or a “Qualified Sale” (as defined in the Note) at a conversion price equal to 80% of the offering price of Shares sold in the Qualified Financing or 80% of the purchase price per Share to be received by stockholders following consummation of a Qualified Sale.

The securities were offered and sold in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemptions from registration afforded by Rule 506(b) of Regulation D under the Securities Act.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless stated otherwise, the words “we,” “us,” “our,” the “Company” or “Organicell” in this Quarterly Report on Form 10-Q (this “Report”) refer to Organicell Regenerative Medicine, Inc., a Nevada corporation, and its subsidiaries.

Cautionary Note Regarding Forward- Looking Statements

The statements contained in this Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements.

The forward-looking statements contained in this Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. The Company’s actual results may differ materially from those anticipated, estimated, projected or expected by management.

All forward-looking statements speak only as of the date of this Report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

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

Organicell operates an extracellular vesicle processing laboratory in Davie, Florida for the purpose of performing research and development and the manufacturing and processing of the anti-aging and cellular therapy derived products that we sell and distribute to our customers.

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

Current FDA guidance requires that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”).

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

The Company recently launched a service platform for its first autologous product called Patient Pure X™ (PPX™). PPX™ is a non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood. To date, revenues from PPX™ continue to be immaterial.

The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing in Item 1. of this Report.

Results of Operations

Three months ended July 31, 2023 as compared to three months ended July 31, 2022

Revenues. Our revenues for the three months ended July 31, 2023 were $1,220,674, compared to revenues of $1,713,214 for the three months ended July 31, 2022. The decrease in revenues during the three months ended July 31, 2023 of $492,540 or 28.7%, was primarily the result of a decrease of approximately 13.2% (approximately $177,300) in the overall unit sales of its products during the three months ended July 31, 2023 compared with the three months ended July 31, 2022, a decrease of approximately 20.7% (approximately $350,600) in the average sales prices for the products sold during the three months ended July 31, 2023 compared with the average sales prices realized on products sold during the three months ended July 31, 2023, partially offset from an increase of approximately $35,300 of new revenues associated with its recently launched PPX™ service platform during the three months ended July 31, 2023 compared with the three months ended July 31, 2022. The decrease in the average sales prices realized on products sold during the three months ended July 31, 2023 compared with the three months ended July 31, 2022, was due to the reduction in overall unit sales of higher priced medical grade products as compared to the Company’s aesthetic product offerings. The percentage of overall unit sales among the Company’s medical grade products and the Company’s aesthetic product offerings fell from 68.3% and 31.7%, respectively for the three months ended July 31, 2022 to 43.8% and 56.2%, respectively, during the three months ended July 31, 2023.

Cost of Revenues. Our cost of revenues for the three months ended July 31, 2023 were $162,331, compared with cost of revenues of $208,749 for the three months ended July 31, 2022. The decrease in the cost of revenues during the three months ended July 31, 2023 of $46,418 or 22.2%, compared with the three months ended July 31, 2022, was due to a decrease in the amount of units sold of 13.2% (approximately $20,500) during the three months ended July 31, 2023, compared with the three months ended July 31, 2022 and a decrease in the cost of units sold of 25.8% (approximately ($53,900) during the three months ended July 31, 2023, partially offset from an increase in the cost of units sold of approximately $27,900 associated with its recently launched PPX™ service platform during the three months ended July 31, 2023 as compared to the three months ended July 31, 2022. The decrease in the cost of units sold was primarily the result of the Company’s decrease in sales of its medical grade product offerings partially offset from the increases in costs associated with its recently launched PPX™ service platform during the three months ended July 31, 2023 as compared to the three months ended July 31, 2022.

Gross Profit. Our gross profit for the three months ended July 31, 2023 was $1,058,343 (86.7% of revenues), compared with gross profit of $1,504,465 (87.8% of revenues) for the three months ended July 31, 2022. The decrease in gross profit during the three months ended July 31, 2023 of $446,122 was the result of decreases in the average sales prices for the products sold during the three months ended July 31, 2023 and decreases in overall unit sales of its products during the three months ended July 31, 2023 compared to the three months ended July 31, 2022.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2023 were $2,504,723, compared with $4,266,895 for the three months ended July 31, 2022, a decrease of $1,762,172 or 41.3%. The decrease in the general and administrative expenses for the three months ended July 31, 2023 compared with the three months ended July 31, 2022, was primarily the result of decreased payroll and consulting fees of approximately $586,000, decreases in commissions from sales of the Company’s products and travel and entertainment costs of approximately $326,900, and decreases in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $1,287,100, partially offset by increases in office related expenses of approximately $99,000, increased professional fees of approximately $177,400, increased research and development costs of approximately $223,000, and increases in insurance costs of approximately $27,500. The reduction in payroll and consulting fees was primarily the result of the Executives’ agreement to a reduction in salary and other compensation in connection with the Restructuring and reductions in fees paid to consultants during the three months ended July 31, 2023 compared to 2022. The decreases in commissions from sales of the Company’s products and travel and entertainment costs was principally the result of lower unit sales and overall revenues from the sale of the Company’s products during the three months ended July 31, 2023 compared with the three months ended July 31, 2022. The decrease in stock-based compensation costs during the three months ended July 31, 2023 compared with the three months ended July 31, 2022 was principally the result of the amortization of costs from warrants issued as stock-based compensation to consultants in connection with the Restructuring in August 2022, stock issued as payment for services, and warrants issued to outside directors.

Other Expense (income). Other expense, net, for the three months ended July 31, 2023 was $171,369, compared with other income, net, of ($34,973) for the three months ended July 31, 2022. The increase in other expense, net, of $206,342 during the three months ended July 31, 2023 compared to the three months ended July 31, 2022, was principally the result of the reduction in the gain from the write-off of liabilities attributable to discontinued operations of $125,851, the decrease in reductions of the Commitment Fee Shortfall Obligations of approximately $43,000 under our Securities Purchase Agreement (“SPA 22”) with AJB Capital Investments, LLC (“AJB”) and increased interest costs of approximately $37,800 in connection with insurance, equipment and credit card financings during the three months ended July 31, 2023 compared with the three months ended July 31, 2022.

Nine months ended July 31, 2023 as compared to nine months ended July 31, 2022

Revenues. Our revenues for the nine months ended July 31, 2023 were $3,136,394, compared to revenues of $5,047,534 for the nine months ended July 31, 2022. The decrease in revenues during the nine months ended July 31, 2023 of $1,911,140 or 37.9%, was primarily the result of a decrease of approximately 21.0% (approximately $811,100) in the overall unit sales of its products during the nine months ended July 31, 2023 compared with the nine months ended July 31, 2022, a decrease of approximately 21.9% (approximately $1,085,900) in the average sales prices for the products sold during the nine months ended July 31, 2023 compared with the average sales prices realized on products sold during the nine months ended July 31, 2022, and a decrease of approximately $14,200 of new revenues associated with its recently launched PPX™ service platform during the nine months ended July 31, 2023 compared with the nine months ended July 31, 2022. The decrease in the average sales prices realized on products sold during the nine months ended July 31, 2023 compared with the nine months ended July 31, 2022, was due to the reduction in overall unit sales of medical grade and aesthetic product offerings. The percentage of overall unit sales among the Company’s medical grade products and the Company’s aesthetic product offerings fell from 70.8% and 29.2%, respectively for the nine months ended July 31, 2022 to 44.9% and 55.1%, respectively, during the nine months ended July 31, 2023.

Cost of Revenues. Our cost of revenues for the nine months ended July 31, 2023 were $374,720, compared with cost of revenues of $484,287 for the nine months ended July 31, 2022. The decrease in the cost of revenues during the nine months ended July 31, 2023 of $109,657 or 22.6%, compared with the nine months ended July 31, 2022, was due to a decrease in the amount of units sold of 21.0% (approximately $88,000) during the nine months ended July 31, 2023, compared with the nine months ended July 31, 2022 and from a decrease in the cost of units sold of 13.4% (approximately ($65,100) during the nine months ended July 31, 2023, compared to costs of units sold during the nine months ended July 31, 2022, partially offset from an increase in the costs associated with its recently launched PPX™ service platform of approximately $43,600 during the nine months ended July 31, 2023. The decrease in the cost of units sold was primarily the result of the Company’s decrease in sales of its medical grade product offerings partially offset from the increases in costs associated with its recently launched PPX™ service platform during the nine months ended July 31, 2023 as compared to the nine months ended July 31, 2022.

Gross Profit. Our gross profit for the nine months ended July 31, 2023 was $2,761,674 (88.0% of revenues), compared with gross profit of $4,563,247 (90.4% of revenues) for the nine months ended July 31, 2022. The decrease in gross profit during the nine months ended July 31, 2023 of $1,801,573 was the result of decreases in the average sales prices for the products sold during the nine months ended July 31, 2023 and decreases in overall unit sales of its products during the nine months ended July 31, 2023 compared to the nine months ended July 31, 2022.

General and Administrative Expenses. General and administrative expenses for the nine months ended July 31, 2023 were $8,297,058, compared with $10,225,371 for the nine months ended July 31, 2022, a decrease of $1,928,313 or 18.9%. The decrease in the general and administrative expenses for the nine months ended July 31, 2023 compared with the nine months ended July 31, 2022, was primarily the result of decreased payroll and consulting fees of approximately $1,471,600, decreases in commissions from sales of the Company’s products and travel and entertainment costs of approximately $1,119,500, decreases in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $401,000 and reduced office related expenses of approximately $105,900, partially offset by increased professional fees of approximately $278,000, increased research and development costs of approximately $272,700, increases in insurance costs of approximately $205,700, increased investor relations costs of approximately $124,600, increased laboratory related costs of approximately $180,600, increased write-offs of fixed assets of approximately $33,300 and increased reserves against receivables from related parties of approximately $120,600. The reduction in payroll and consulting fees was primarily the result of the Executives’ agreement to a reduction in salary and other compensation in connection with the Restructuring and reductions in fees paid to consultants during the nine months ended July 31, 2023 compared to 2022. The decreases in commissions on from sales of the Company’s products and travel and entertainment costs was principally the result of lower unit sales and overall revenues from the sale of the Company’s products during the nine months ended July 31, 2023 compared with the nine months ended July 31, 2022. The decrease in stock-based compensation costs during the nine months ended July 31, 2023 compared with the nine months ended July 31, 2022 was principally the result of reduced amortization of costs from warrants issued as stock-based compensation to consultants in connection with the Restructuring in August 2022, stock issued as payment for services, and warrants issued to outside directors.

Other Expense (income). Other expense, net, for the nine months ended July 31, 2023 was $360,319, compared with other expense, net, of ($215,112) for the nine months ended July 31, 2022. The increase in other expense, net of $145,207 during the nine months ended July 31, 2023 compared to the nine months ended July 31, 2022, was principally the result of the reduction in the gain from the write-off of liabilities attributable to discontinued operations of $125,851 and increased interest costs of approximately $18,200 in connection with insurance, equipment and credit card financings during the nine months ended July 31, 2023 compared with the nine months ended July 31, 2022.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Nine months ended July 31,
	2023	2022
Cash, beginning of year	$3,753,097	$108,570
Net cash used in operating activities	(2,417,728)	(1,408,243)
Net cash used in investing activities	(119,655)	(516,519)
Net cash (used in) provided by financing activities	(582,133)	1,890,857
Cash, end of period	$633,581	$74,665

During the nine months ended July 31, 2023, the Company used cash in operating activities of $2,417,728, compared to $1,408,243 for the nine months ended July 31, 2022, an increase in cash used of $1,009,485. The increase in cash used in operating activities was due to the decrease in revenues and gross profit, payment of past due accounts payable and accrued expenses, the decrease in accrued liabilities to management and the increase in inventory balances during the nine months ended July 31, 2023 as compared to the nine months ended July 31, 2022.

During the nine months ended July 31, 2023, the Company had cash used in investing activities of $119,655, compared to cash used in investing activities of $516,519 for the nine months ended July 31, 2022, a decrease in cash used of $396,864. The decrease in cash used in investing activities was primarily due to the reduction in payments made for leasehold improvements and laboratory equipment associated with the new lab facility in Basalt, CO of approximately $496,900, partially offset from the increase in investments from non-marketable securities of $100,000 during the nine months ended July 31, 2023 as compared to the nine months ended July 31, 2022.

During the nine months ended July 31, 2023, the Company had cash used in financing activities of $582,133 compared to cash provided by financing activities of $1,890,857 for the nine months ended July 31, 2022. The decrease in cash provided by financing activities of $2,472,990 was due to decreases in proceeds of approximately $35,600 from the issuance of Notes to AJB, increases in repayment of notes payable of approximately $367,100, increases in payments on finance leases of approximately $70,300, increases in the shares repurchased in connection with litigation of $500,000, the reduction of advances for future stock purchases of $700,000 and the reduction in the sale of equity securities of approximately $550,000 during the nine months ended July 31, 2023 as compared to the nine months ended July 31, 2022.

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

The Note bears interest at the rate of 12% per annum. The Note matured on September 6, 2023 and was paid in full.

Private Offering

During August 2023, the Company sold 2.9 Units (“Units”) to 4 investors in a private offering at a purchase price of $250,000 per Unit for an aggregate purchase price of $725,000. Each Unit consists of (a) a $250,000 in principal amount 8% Convertible Promissory Note due September 30, 2026 (the “Note”); and (b) 1,562,500 common stock purchase warrants (the “Warrants”), each entitling the holder to purchase one share of common stock, $0.001 par value (“Shares”) at an exercise price of $0.10 for a period of five years from the date of issuance.

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $5,895,703 for the nine months ended July 31, 2023 and used $2,417,728 of cash from operating activities during that period. In addition, the Company had an accumulated deficit and a stockholders’ deficit of $56,417,009 and $1,021,210, respectively, at July 31, 2023. The Company had a working capital deficit of $2,237,827 at July 31, 2023.

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

If revenues do not increase and stabilize, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. As of July 31, 2023, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of July 31, 2023 and through the date of this report, we had no such arrangements.

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

Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2023, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

September 14, 2023

By:	/s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

September 14, 2023