Form 10-K
period 2023-10-31
Organicell Regenerative Medicine, Inc.
filed 2024-01-29
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $7,197,268 based on the closing price of $2.00 per share of common stock and 3,598,634 shares of common stock of the Registrant held by non-affiliates on April 28, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of January 28, 2024, there were 6,125,482 shares of common stock, $0.001 par value per share, issued and outstanding.

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

Various trademarks, service marks, trade names and logos of the Company appear in this Annual Report and are the property of Organicell. Other trademarks, service marks or trade names appearing in this Annual Report are the property of their respective holders. Solely for convenience, trademarks, service marks, trade names and logos referred to in this Annual Report may appear without the ®, ™ and ℠ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks, trade names, service marks and logos.

Unless otherwise noted, as used in this Annual Report, the terms “Organicell,” the “Company,” “we,” “our” and “us” refer to Organicell Regenerative Medicine, Inc., a Nevada corporation, and its subsidiaries consolidated as a combined entity.

All share and per share information in this Annual Report has been adjusted to give retroactive effect to a one-for-200 reverse stock split implemented on November 28, 2023 (the “Reverse Split”).

ii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and regenerative medicine. The Company’s proprietary products are derived from perinatal sources and manufactured to retain the naturally occurring extracellular vesicles, hyaluronic acid, and proteins without the addition or combination of any other substance or diluent and an autologous non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood (“RAAM Products”).

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

Current FDA guidance requires that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue-based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”). We have not obtained any opinion or ruling regarding the Company’s operations and whether the processing, sales and distribution of the products we currently produce would be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s. However, we do not believe that our products fall within these guidelines and intend to vigorously defend against any adverse interpretation by the FDA on the classification of our products that may be deemed as falling under this defined regulation, if any. Notwithstanding the foregoing, we are undertaking efforts on an ongoing basis to mitigate any potential risks associated with an adverse ruling by the FDA and the subsequent limitations on our ability to continue to generate revenues from the sale of our products in the United States until the Company obtains the required licenses. The efforts include continuing with clinical trials, expanding sales internationally and developing new product offerings and/or designations of products that would not fall under these regulations.

During the year ended October 31, 2023, the Company invested $100,000 in cash (representing a 10% equity interest at the time of the investment) in a privately held formulator of skin care products (“Formulator”) in an effort to accelerate the Company’s development of expertise with respect to the skincare industry and to expand the use of its proprietary products in future formulations for a variety of topical use applications. The Company has partnered with the Formulator in a supply arrangement with a non-affiliated third-party whereby the Company will receive proceeds from the sale of its products to the third party. In addition, we have also entered into a sales representation agreement with the Formulator pursuant to which we will receive commissions on sales made by the Formulator to customers that were introduced by the Company to the Formulator.

Recent Developments Regarding Zofin™ and Other Products

Zofin™ Phase I/IIA and IRB Approved Pilot Study Clinical Trial Program

In June 2021, Organicell announced the results of its expanded access (“EA”) intermediate size patient population trial for treatment of COVID-19 patients with Zofin™ (IND # 19881-EA; NCT04657406 authorized by the FDA in September 2020). The study enrolled a total of 11 subjects: adults between the age of 35 to 69 who were fighting COVID-19 infection and presented respiratory fatigue with and without exertion, cough, and shortness of breath and met all inclusion/exclusion criteria. One patient withdrew before receiving any doses of Zofin™. Two subjects withdrew at day 14 post treatment with Zofin™. As a result, a total of eight subjects completed the study. The Company has decided that it will not enroll future patients from the above-mentioned study and has since closed the clinical trial (see below).

In July 2021, the Company announced that the FDA had approved an IND application for its lead product, Zofin™ (IND #27378), for the treatment of ‘Prolonged COVID-19 Symptoms’ (“Long Haulers”). This approved trial design consisted of a double blinded, placebo-controlled, randomized phase I/II trial designed to investigate the safety and potential efficacy of Zofin™ in treating COVID-19 Long Haulers. The trial had enrolled a total of 18 of the 30 patients originally contemplated for the trial. The Company determined that it acquired sufficient safety data with the 18 enrolled patients and additional patient enrollment was not necessary. As further discussed below, the Company provided FDA with a summary safety report on the 18 subjects and the related sites have since closed the clinical trial.

In November 2022, the Company received IRB approval (IRCM-2022-317) to conduct a pilot study to evaluate the safety of intravenous infusion and intra-articular injections of the Company’s autologous extracellular vesicle product Patient Pure X™ (PPX™) in subjects suffering with osteoarthritis of knee. The study enrolled a total of 10 patients of which 2 dropped out over six months and a total of six subjects completed the study at nine months. The study has been completed and the pilot study has been closed as further discussed below.

In connection with the studies described above, there were no reported therapy-related safety events or significant adverse events.

Based on the results of the above studies, the Company has determined that there was sufficient Phase I safety data obtained from the existing enrolled patients using Zofin™ and/or autologous extracellular vesicles and accordingly there was no longer any benefit from continued enrollment to obtain additional patient Phase 1 safety related data among the above studies. The Company is seeking to commence one or more Phase II studies in 2024, subject to obtaining approval of new or amended IND’s from the FDA and available working capital.

In connection with the Company’s other previous research initiatives, the Company is reviewing which indications to pursue for Phase II efficacy related research and whether any of the existing approved and open IND’s should be modified, terminated and/or replaced. These IND’’s include:

a.	In April 2020, the FDA approved an IND application for the Company’s lead product, Zofin™ (IND # 19881), for a Phase I/II Randomized, Double Blinded, Placebo Trial to Evaluate the Safety and Potential Efficacy of Intravenous Infusion of Organicell™ Flow for the Treatment of Moderate to Severe Acute Respiratory Syndrome (“SARS”) Related to COVID-19 Infection vs Placebo. Enrollment for the clinical trial began in September 2020. A total of ten patients had been enrolled in the study thus far and currently the clinical trial is not enrolling subjects due to the challenges of enrolling the remaining study population.

b.	In January 2021, the Company announced that the FDA had approved an IND application for its lead product, Zofin™, in the treatment of patients diagnosed with chronic obstructive pulmonary disease (IND # 23198 approved on 01/27/2021). No patients have been enrolled to date.

c.	In April 2021, the Company announced that the FDA had approved the IND application for its lead product, Zofin™, in the treatment of knee osteoarthritis (IND # 23788 approved on 04/06/2021). The trial has yet to commence.

The ability for the Company to initiate any Phase II studies are subject to many uncertainties, including FDA approval of the respective IND applications and the Company having sufficient working capital to finance the ongoing costs of the trial, as to all of which no assurance can be given.

Other Research

In April 2021, the Company entered into an agreement with Oklahoma State University to evaluate Zofin™ for the treatment of respiratory diseases caused by virus infections of pandemic potential. The parties are currently working to publish the study results and explore future research objectives.

As a result of the above and the Company’s ongoing evaluation of the design and objectives of our previously approved clinical trials, as well as changes in clinical developments regarding the treatment of COVID-19 since the initial IND’s described above were submitted, the Company has completed or determined that it would no longer be actively pursuing the previously disclosed research initiatives described below:

a.	In March 2021, Organicell entered into a Material Cooperative Research and Development Agreement with the Centers for Disease Control and Prevention (the “CDC”) to determine the anti-inflammatory and anti-infective effectiveness of Zofin™ in experimental models of influenza infection. The parties determined that completion of the study would require additional time and funding to complete and the parties elected to terminate the study.

b.	In April 2021, we announced that an initial trial of ten COVID -19 patients in India conducted by CWI India, our Indian partner, generated positive results. The trial had been conducted by CWI India with whom we had entered a product testing and distribution agreement in February 2021, to collaborate on a study or studies to evaluate the effects of Zofin™ on moderate to severe COVID-19 patients in India. Since that time, there has not been any further collaboration on this research and the Company is not actively supporting or pursuing this research.

c.	In May 2021, the Company announced that its Zofin™ therapy has been approved by Pakistani regulators to be used for a treatment of a named COVID-19 patient hospitalized at the Pakistan Institute of Medical Sciences on compassionate grounds. In addition to this compassionate grounds authorization, Organicell received further indications from the Pakistani regulators to begin a broader trial of Zofin™ with up to 60 additional patients suffering from moderate to severe COVID-19. Since that time, there has not been any further collaboration on this research and the Company is not actively supporting or pursuing this research.

Recent Corporate Developments

Implementation of the Reverse Split

On November 28, 2023, the Company implemented the Reverse Split. The par value of the Company’s common stock was unchanged at $0.001 per share after the Reverse Split. As a result, on the effective date of the Reverse Split, the stated capital on the Company’s balance sheet attributable to the Company’s common stock was reduced proportionately based on the reverse stock split ratio of one-for-200 and the additional paid-in capital account was credited with the amount by which the stated capital was reduced.

Proposed Change of Corporate Name and Trading Symbol

On December 8, 2023, our board of directors and our stockholders holding a majority of the Company’s voting power, approved resolutions authorizing the Company to amend its Articles of Incorporation to change the name (“Name Change”) of the Company from Organicell Regenerative Medicine, Inc. to “Zeo ScientifiX, Inc.” and to change the Company’s stock trading symbol from OCEL to “ZEOX” (“Ticker Symbol Change”) to align with the Name Change. Implementation and effectiveness of the Name Change and Ticker Symbol Change will be subject to Organicell’s compliance with applicable regulatory requirements of the SEC and the Financial Industry Regulatory Authority (“FINRA”).

In connection with the Name Change and Ticker Symbol Change, the Company has filed an Issuer Company- Related Action Notification with FINRA to effectuate the Name Change and Ticker Symbol Change, which is currently being reviewed by FINRA.

Sale Of Basalt, Colorado Lab Facility

Effective August 7, 2023, the Company sold our lab facility in Basalt Colorado to a non-affiliated third-party purchaser (“Purchaser”). The transaction included the assignment of the premises lease for the Basalt Lab facility and the lease for certain laboratory equipment and the sale of all leasehold improvements associated with the Basalt Lab and inventory. The purchase price paid by Purchaser was $1,250,000 plus the assumption by Purchaser of all remaining financial and other obligations under the leases for the Basalt Lab premises and certain laboratory equipment. In addition, Organicell and Purchaser entered into a distribution agreement, pursuant to which Purchaser became a non-exclusive distributor of Organicell’s products and a commission agreement, pursuant to which Organicell may be entitled to certain payments from Purchaser in connection with transactions by it with specified third parties. As a result of the Basalt Lab sale, the Company currently performs all of it administrative, research, processing and sales and distribution activities from its Fort Lauderdale laboratory location.

Financings

Tysadco Purchase Agreement

On September 1, 2022, the Company entered into a Purchase Agreement (the “ELOC Purchase Agreement”) with Tysadco Partners LLC, a Delaware limited company (“Tysadco”) and a Registration Rights Agreement with Tysadco.

Pursuant to the ELOC Purchase Agreement, Tysadco committed to purchase, subject to certain restrictions and conditions, up to $50,000 worth of the Company’s common stock, over a period of 24 months from the effectiveness of the registration statement registering the resale of shares purchased by Tysadco pursuant to the ELOC Purchase Agreement. which registration statement was declared effective by the SEC on October 24, 2022 (“ELOC Registration”).

Pursuant to the ELOC Purchase Agreement, on December 2, 2022, the Company submitted a put request to Tysadco to purchase 22,282 registered shares at a purchase price (as calculated pursuant to the ELOC Purchase Agreement) of $4.49, for a total of $100,000. On December 5, 2022, Tysadco funded the put request and the Company issued the 22,282 shares to Tysadco. The proceeds from the share sale were used for working capital and general corporate purposes.

Due to overall market conditions, the Company determined that it would not seek to obtain additional financing through the ELOC Purchase Agreement and the ELOC Registration is now no longer effective.

SPA 23

On March 6, 2023, the Company entered into a Securities Purchase Agreement (“SPA 23”) with AJB Capital, pursuant to which we sold a Promissory Note in the principal amount of $530,000 (“$530,000 Note”) to AJB in a private transaction for a purchase price of $519,400 (giving effect to original issue discount of $10,600). In connection with the sale of the $530,000 Note, the Company also paid AJB Capital’s legal fees and due diligence costs of $15,000, resulting in net proceeds to the Company of $504,400, which was used for working capital and other general corporate purposes. The $530,00 Note bears interest at the rate of 12% per annum. The $530,000 Note matured on September 6, 2023 and was paid in full.

Private Offering – Convertible Promissory Notes

During August and September 2023, the Company sold 2.9 Units (“Units”) to 4 investors in a private offering at a purchase price of $250,000 per Unit for an aggregate purchase price of $725,000. Each Unit consists of (a) a $250,000 in principal amount 8% Convertible Promissory Note due September 30, 2026; and (b) 7,813 common stock purchase warrants, each entitling the holder to purchase one share of our common stock at an exercise price of $20.00 for a period of five years from the date of issuance.

Corporate Information

The Company was incorporated in the state of Nevada on August 9, 2011, under the name “Bespoke Tricycles Inc.,” changed its name to “Biotech Products Services and Research, Inc.” effective November 4, 2015, and assumed its current name of “Organicell Regenerative Medicine, Inc.,” by amendment to its Articles of Incorporation on June 20, 2018.

Our executive offices are located at 3321 College Avenue, Suite 246, Davie, FL 33134 and our telephone number is (888) 963-7881. Our corporate website is www.organicell.com. Information appearing on our website is not part of this Annual Report.

Industry Overview

The traditional health care industry in the United States is predominantly controlled by the rules of the Centers for Medicare & Medicaid Services (“CMS”) (www.cms.gov) and commercial health insurance companies with respect to payor coverage for medical diagnostics and therapies. This control of coverage currently limits patients’ access to alternative medical therapies, although emerging medical research demonstrates highly beneficial outcomes in the field of anti-aging and regenerative medicine. Traditional allopathic medicine of health care provided to patients in the United States relies on government and commercial health insurance for payment of the costs associated with their day-to-day health care. Because of this close relationship, physicians must follow government and commercial insurers guidelines in order to receive reimbursement for most services. In addition, physicians may be hesitant to adopt new treatments because of perceived legal ramifications and/or lack of knowledge concerning recent research supporting the use of cutting-edge anti-aging and regenerative medical treatments. In addition, many physicians provide alternative therapies that are not yet covered by payors in a “private-pay” or concierge medicine model.

Despite the above, anecdotal and medical literature has shown an increased demand by patients for access to alternative medical therapies and treatments. Patients are seeking these alternatives to traditional allopathic medicine, due to the adverse events associated with traditional pharmaceuticals, risks associated with surgeries, and that traditional medicine and insurers are not addressing wellness or preventive medicine sufficiently. To address a wide variety of common and debilitating conditions related to aging, the Company is developing safer alternatives to traditional therapies, leveraging the latest regenerative technologies. As described above, these alternative therapies face significant restrictions because of regulations imposed by the FDA, other regulatory bodies and insurers due to lack of a sufficient body of randomized controlled studies. Nonetheless, many published case series and some randomized trials demonstrate the safety and efficacy of regenerative therapies, and payor coverage may expand as the body of supportive research grows. Notwithstanding these current dynamics, patients and consumers are looking to safe alternatives compared to more traditional medicine, including the following:

●	Cellular/ Tissue based therapies

○	Adipose-derived stromal vascular fraction

○	Bone marrow-derived stem cell therapies

○	Peripheral blood derived therapies (i.e., platelet rich plasma);

○	Placental-based therapies

Ø	Technology documented since 1910 for safety and efficacy, tissue processed from human amniotic membrane and fluid, donated by consenting mothers delivering a full-term healthy baby by scheduled Caesarean section, avoiding any ethical or moral concerns, proven safety record, case series documented success in a multitude of systemic and local pathologies

○	Growth factor, cytokine therapies

●	Anti-Aging

○	Supplements

Ø	Vitamin

Ø	Mineral

Ø	Medical foods

○	Weight control

○	Topical lotions and creams for the largest organ the skin

●	Nontraditional medical alternatives

○	Acupuncture

○	Naturopathic

○	Chiropractic

●	Self-directed

○	Meditation

○	Yoga

○	Tai Chi

Currently, patients who desire alternative treatments rely on the following options:

●	Medical Tourism

○	In United States

○	Off-shore United States

Ø	Central and South America

Ø	Caribbean

Ø	Europe

●	Consulting directly with physicians knowledgeable in providing regenerative medical services

●	Unlicensed life coaches

Current Business Strategy

Our current business strategy is to achieve the following goals and milestones:

●	Execute on our current strategy to complete existing clinical studies and secure approval to commence larger Phase II studies for other specific indications that we identify that the use of our products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available;

●	Perform clinical based studies associated with the use of our products (independently and/or in conjunction with Providers, Manufacturers, Government Agencies and Educational Institutions) and seek accelerated approval where available for each product application in accordance with the 21st Century Cures Act (“Cures Act”) and/or through the granting of an FDA-approved biologics application (“BLA”) to allow products to be lawfully marketed and/or sold in the United States;

●	Assure the Company maintains compliance with existing and the anticipated changes to FDA regulations, including the guidance related to the use and sale of tissue-based products (“HCT/Ps”) which was published in November 2017 and took effect in May 2021 (postponed from November 2020 due to the COVID-19 pandemic), as well as readiness to respond to ongoing future changes to regulations impacting our products;

●	Expand our laboratory facilities to meet expected production, processing and research requirements;

●	Engage high profile and industry recognized medical advisors, researchers and/or scientists to help identify and develop new and emerging technologies concerning biologics and to assure our Products remain cutting edge and competitive to products offered by other companies;

●	Identify alternative products and services to (a) offset any potential decline in revenues resulting from FDA limitations on the sales and distribution of our existing products currently being sold and distributed and/or future expected FDA restrictions on RAAM products; and (b) provide our Providers with alternative product and treatment options to remain competitive with the market and our Providers to meet the needs and demands of their patients;

●	Identify sources of exclusive and superior suppliers of RAAM products and/or raw materials used by us in processing our RAAM products;

●	Identify strategic relationships and acquisition targets that would enhance and/or accelerate the growth of the Company with third parties such as (a) existing raw material and/or medical device suppliers or owners of IP associated with existing and/or additional desired RAAM products; (b) Providers that specialize in RAAM products; and/or (c) companies that market and distribute RAAM products;

●	Develop and expand operations to provide for growth of our revenues

○	Expand our sales market and network of Providers within and outside of the United States to increase revenues for RAAM related products through:

●	Hiring additional in-house sales personnel;

●	Selectively engaging independent distributors;

●	Marketing private label products to distributors;

●	Increasing market recognition for our Organicell brand from: marketing and participating in industry trade shows;

○	Increase the number of RAAM product offerings for various modalities using proprietary processing, formulas and administration techniques, and

○	Extend our referral network of Providers based on:

●	Superior product offerings;

●	Demonstrating a realistic and executable regulatory roadmap to assure Company and product compliance with current and anticipated FDA regulations; and

●	Developing and providing educational support to Providers regarding our products and regulatory concerns;

●	Secure additional working capital

○	Fund shortfalls in working capital to fund ongoing expenses and required payments to vendors and creditors until revenues are stabilized;

○	Fund ongoing costs to complete current pipeline of clinical trials as well as future clinical trials;

○	Fund capital expenditures associated with maintaining compliance of our facilities and products;

○	Fund our strategy to develop and expand our revenues for the sales and distribution of RAAM related products described above;

○	Hire additional personnel to support our growth and planned expansion; and

○	Enhance our CRM, e-commerce and ERP capabilities to facilitate marketing, sales and distribution functionality and accounting for our operations.

●	Enhance Company Corporate Governance

○	Continue to develop and expand the Company’s internal control policies; and

○	Continue to explore previously announced plans to uplist the Company to Nasdaq for the purpose of enhancing interest and investment opportunities for the Company once the Company is able to demonstrate compliance with initial listing requirements, including minimum share price and stockholder’s equity thresholds.

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

According to Precedence Research, the global regenerative treatment market value, in which cell therapy operates, is expected to grow to ~$174.72 billion by 2032 with a projected growth rate of 22.8% annually (2023-2032),. North America is estimated to be the largest market for Regenerative Medicine with 49.1% global market share. Although the market is highly concentrated in North America (specifically the U.S.), international demand for approved gene, cell, and RNA therapies remains sizable, with over 107 therapies now approved for clinical use globally. Organicell operates at the crossroads of the biopharmaceutical, regenerative medicine, and cell therapy sectors. This growth can be attributed to demographic factors such as increased life expectancy and an aging population. In addition, growth is expected to be supported by macroeconomic factors including (anticipated) more favorable regulatory conditions and growing investor interest in the aforementioned three subsectors.

If we are able to fully implement our intended business plan, we believe that we will be well situated to address this increased consumer demand for alternative medical treatments.

Marketing and Sales

Currently, we market our RAAM products and services to a network of Providers through in-house, contracted sales personnel and/or from independent distributors. As of the date of this Annual Report, we had two in-house salespersons who marketed our RAAM products and services. In addition, we had arrangements with several independent distributors that were marketing and distributing our products. We intend in the future to expand our in-house sales force and independent distributors as our working capital improves, our product line expands and as volumes increase. We also intend to develop and offer ongoing training seminars to provide the best possible information on the latest advances on anti-aging, and regenerative medicine to Providers.

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

Intellectual Property

The table below sets forth a summary of our intellectual property rights.

Patents:	Country: Nigeria Patent Number: NG/PT/PCT/2022/6494 Issue Date: February 20, 2023 Application Number: NG/PT/PCT/2022/6494 Filing Date: April 10, 2021

Patent Applications:	Organicell™ has two U.S. Patent Applications on file for its Organicell™ line of products and the proprietary techniques used for processing perinatal fluid.
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
Filed: April 10, 2021
Inventor: Maria Ines Mitrani
Applicant: Organicell Regenerative Medicine, Inc.

Assignment: MARIA INES MITRANI (Assignor), ORGANICELL REGENERATIVE MEDICINE, INC. (Assignee)

Country: Australia
Application Number: 2021253889
Filing Date: April 10, 2021

Country: Brazil
Application Number: BR112022020441-8
Filing Date: April 10, 2021

Country: Canada
Application Number: 3179925
Filing Date: April 10, 2021

Country: China
Application Number: 202180041860.8
Filing Date: April 10, 2021

Country: Colombia
Application Number: NC2022/0015966
Filing Date: April 10, 2021

Country: Costa Rica
Application Number: 2022-570
Filing Date: April 10, 2021

Country: Ecuador
Application Number: SENADI-2022-86300
Filing Date: April 10, 2021

Country: Europe
Application Number: 21784900.9
Filing Date: April 10, 2021

Country: Indonesia
Application Number: P00202212337
Filing Date: April 10, 2021

Country: Israel
Application Number: 297195
Filing Date: April 10, 2021

Country: India
Application Number: 202217062549
Filing Date: April 10, 2021

Country: Japan
Application Number: 2022-562119
Filing Date: April 10, 2021

Country: Republic of Korea
Application Number: 10-2022-7039360
Filing Date: April 10, 2021

Country: Saint Lucia
Application Number: Not available
Filing Date: April 10, 2021

Country: Mexico
Application Number: MX/a/2022/012692
Filing Date: April 10, 2021

Country: Malaysia
Application Number: PI2022005623
Filing Date: April 10, 2021

Country: New Zealand
Application Number: 793562
Filing Date: April 10, 2021

Country: Panama
Application Number: 94165-01
Filing Date: April 10, 2021

Country: Philippines
Application Number: 1-2022-552738
Filing Date: April 10, 2021

Country: Qatar
Application Number: QA/202210/0000698
Filing Date: April 10, 2021

Country: Saudi Arabia
Application Number: 522440872
Filing Date: April 10, 2021

Country: Singapore
Application Number: 11202253965C
Filing Date: April 10, 2021

Country: Thailand
Application Number: 2201006618
Filing Date: April 10, 2021

Country: Vietnam
Application Number: 1-2022-06884
Filing Date: April 10, 2021

Country: South Africa
Application Number: 2022/11630
Filing Date: April 10, 2021

Country: Jordan
Application Number: PCT/JO/2022/259
Filing Date: April 10, 2021

Country: United Arab Emirates Application Number: P6002103/2022 Filing Date: April 10, 2021

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
Owner: Organicell Regenerative Medicine, Inc.
Status: Notice of allowance issued May 18, 2021; Non-Final Office Action re specimen issued July 5, 2023; Response to Non-Final Office Action filed October 5, 2023; Awaiting further examination.

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
Owner: Organicell Regenerative Medicine, Inc.

Word Mark: ORGANICELL
Goods/Services: Non-medicated anti-aging serum; non-medicated skin serums; all of the aforementioned goods are made in whole or in substantial part of organic ingredients (IC 003)
Serial Number: 87311045
Filing Date: January 23, 2017
Status: Registered Owner: Organicell Regenerative Medicine, Inc.
Registration Number: 5289671
Registration Date: September 19, 2017

Word Mark: PATIENT PURE X - PPX
Goods/Services: plasma extracts for medical use, namely, plasma extract containing purified and concentrated exosomes derived from whole human blood (IC 005)
Serial Number: 88771931
Filing Date: January 24, 2020
Owner: Organicell Regenerative Medicine, Inc.

Word Mark: PATIENT PURE X - PPX
Goods/Services: plasma processing services for others, namely, extracting purified and concentrated exosomes based on whole blood harvested from patients for use by hospitals, clinics, or other organizations or persons involved in delivering healthcare services to patients (IC 040)
Serial Number: 88771934
Filing Date: January 24, 2020

Word Mark: ZEO SCIENTIFIX

Goods/Services: manufacturing services, biotechnological products and services, research services, laboratory services, biologics therapeutics, and biologics diagnostics

Serial Number: 98307890

Filing Date: December 11, 2023

Owner: Organicell Regenerative Medicine, Inc.

Status: Awaiting examination

Composite Mark: ZEO SCIENTIFIX (Stylized/Design)

Goods/Services: manufacturing services, biotechnological products and services, research services, laboratory services, biologics therapeutics, and biologics diagnostics

Serial Number: 98307906

Filing Date: December 11, 2023

Owner: Organicell Regenerative Medicine, Inc.

Status: Awaiting examination

Word Mark: HEALTHY X

Goods/Services: manufacturing services in the field of biotechnological products, biotechnological products, development of products for others in the field of biotechnology, biotechnology research, scientific laboratory services, therapeutic services featuring biologics, biologics diagnostic testing

Serial Number: 98327846

Filing Date: December 22, 2023

Owner: Organicell Regenerative Medicine, Inc.

Status: Awaiting examination

Word Mark: PPX

Goods/Services: biotechnological products, namely, blood-derived biologics

Serial Number: 98341677

Filing Date: January 4, 2024

Owner: Organicell Regenerative Medicine, Inc.

Status: Awaiting examination

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

Competition

The regenerative medicine field is highly competitive and subject to rapid technological change and regulation. Companies compete on the basis of regulatory compliance, product efficacy, pricing, and ease of handling/logistics. A critically important factor for growth in the US market is third-party reimbursement, which is difficult to obtain, and the process can be time-consuming and expensive. We expect that it will take some time before RAAM products will be widely accepted under health insurance coverage. In addition, growth of this industry is expected to expand as additional research and development into the benefits of regenerative products and specific products becomes more widely accepted as a result of FDA mandated or optional clinical trials are performed by industry stakeholders.

As stated previously, companies competing in the industry must now meet the new and more stringent regulatory deadlines imposed by the FDA in connection with regulation of RAAM products that went into effect in May 2021. As a result of these concerns, the Company and our competitors are expected to need to pursue research and development efforts, submit IND applications for FDA approval to commence clinical trials for RAAM products and ultimately obtaining a biologic license for their products to be sold, to assure that their respective operations and products remain compliant with FDA regulations and there is no adverse impact to future operations.

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

The primary competitive products in this space and which are now subject to being classified as an HCT/P product that must meet current regulatory guidelines and require IND approvals, clinical trials, and ultimately biologic license are allogenic products derived from perinatal sources or blood/bone sources including placental powders, placental frozen tissues or liquids, cord blood derived products, and Wharton’s jelly derived products. These products vary significantly in terms of pricing, cellular counts, and biological components, including exosomes, extracellular vesicles, micro vesicles, nanoparticles, and bioactive proteins. As a result of the increased regulatory oversight of HCT/P’s, competitors have begun shifting their product portfolios to autologous solutions including serums derived from blood, bone marrow, and adipose tissue. These products are the fastest growing sector of regenerative medicine due to their compliant regulatory position with the FDA.

Allogenic competitors are primarily producer-distributor companies which historically included Kimera Labs, Frontier Biologics, Benev Company Inc., Exocel Bio, Re-gen Active Lab, Neobiosis, MiMedix Group, Inc., Invitrx Therapeutics, Liveyon Labs, DermaSciences, Signature Biologics, Direct Biologics and Vitti Labs LLC, as well as a number of distributors who sell white-labeled products from those producer-distributor entities. Additionally, there are a variety of accredited blood, bone, and soft tissue banks that we historically competed against. Currently one of the largest companies in the autologous segment is Regenexx.

In connection with the new FDA regulations that went into effect in May 2021 described above, the Company believes that several perinatal product manufacturers in the United States have closed their operations and that hundreds of other manufacturers and clinics have already received warning letters of violations of the new FDA regulations. To date, the Company has not received any warning letters or correspondence from the FDA indicating that our products were not in compliance with the current FDA regulations.

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

The Company’s recently launched autologous product called Patient Pure X™ (PPX™). PPX™ is a non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood.

The Company also supplies products to third party manufacturers that are used as ingredients in formulations or use in conjunction with topical products or topical procedures.

The FDA is continually changing and formulating new guidelines for this industry.

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

Guidance Documents

In November 2017, the FDA released two final guidance documents in an effort to implement a “comprehensive policy framework” for existing laws and regulations governing regenerative medicine products, including human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). These guidance documents build upon the previous regulatory framework for these products, which was completed in 2005. A guidance document cannot alter a regulation, but can clarify how the FDA intends to enforce the regulation.

The two guidance documents below clarify the FDA’s interpretation of the risk-based criteria manufacturers use to determine whether a product is subject to the FDA’s premarket review.

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

Enforcement Discretion

In order to allow manufacturers of products time to comply with the requirements, the FDA announced that it intended (originally through November 2020 and extended to May 2021 because of the COVID-19 pandemic) to exercise enforcement discretion for certain products that are subject to the FDA’s premarket review under the existing regulations, but are not currently meeting these requirements. The FDA does not intend to exercise such enforcement discretion for those products that pose a potential significant safety concern. Going forward, the FDA will apply a risk-based approach to enforcement, taking into account how products are being manufactured, marketed and administered as well as the diseases and conditions for which they are being used. This risk-based approach allows product manufacturers time to engage with the FDA, as to determine if they need to submit a marketing authorization application and, if so, submit their application to the FDA for approval.

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

Our laboratory and distribution facilities are subject to periodic unannounced inspections by regulatory authorities based on the activities in which we may be engaged, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies based on our operations. We intend to seek American Association Blood Banks (“AABB”) or AATB accreditation in connection with the storage of products we intend to distribute.

FDA Compliance Steps

The Company’s leading product, Zofin™ (also known as Organicell™ Flow), is an acellular, biologic therapeutic derived from perinatal sources and is manufactured to retain naturally occurring microRNAs, without the addition or combination of any other substance or diluent. The Company’s recently launched a service platform for its first autologous product called Patient Pure X™ (PPX™). PPX™ is a non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood.

Current FDA guidance requires that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue-based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”).

To date, the Company has obtained certain Investigational New Drug (“IND”), and 18 emergency IND (“eIND”) approvals from the FDA, including applicable Institutional Review Board (“IRB”) approvals which authorized the Company to commence clinical trials or treatments in connection with the use of Zofin™ and related treatment protocols. In connection with the studies described above, there were no reported therapy-related safety events or significant adverse events.

Based on the results from the clinical trials or treatments in connection with the use of Zofin™ and PPX™ and related treatment protocols performed to date, the Company has determined that there was sufficient Phase I safety data obtained from the existing enrolled patients using Zofin™ and/or PPX™ and accordingly there was no longer any benefit from continued enrollment to obtain additional patient Phase 1 safety related data among the above studies. As a result, the studies and the related sites where the studies were performed have been closed.

In addition, the Company is reviewing the benefit from continued efforts to commence and/or complete additional Phase I safety related trials as well as which indications should be pursued for Phase II efficacy related research and whether any of the existing approved and open IND’s should be modified, terminated and/or replaced.

The ability for the Company to initiate any future Phase II studies are subject to many uncertainties, including FDA approval of the respective IND applications and the Company having sufficient working capital to finance the ongoing costs of the trial, as to all of which no assurance can be given.

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

Environmental Laws

Our laboratory facilities process or directly handled biomedical materials whereby we receive and/or generate wastes that are required to be disposed. We contract with third parties for the transport, treatment, and disposal of the waste that we obtain and at all times plan on being compliant with applicable laws and regulations promulgated by the Resource Conservation and Recovery Act, the U.S. Environmental Protection Agency and similar state agencies.

Employees

As of January 28, 2024, we have 23 full-time employees and no part-time employees. We also engaged 6 other consultants that assisted with various regulatory, marketing, administrative activities and distribution services. From time to time, the Company engages independent contractors for sales and administration activities. There are no collective bargaining agreements.

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

The Company incurred net losses of $6,986,708 and $8,896,557 for the years ended October 31, 2023 and October 31, 2022, respectively. In addition, the Company had accumulated deficits of $57,508,014 and $50,521,306 at October 31, 2023 and October 31, 2022, respectively, accumulated stockholders (deficit) equity of ($1,241,019) and $1,888,604 at October 31, 2023 and October 31, 2022, and had a working capital position of ($1,807,926) and $303,084 at October 31, 2023 and October 31, 2022, respectively. In their report for the fiscal year ended October 31, 2023, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Our operating performance is substantially dependent on the continued services of our executive officers and key employees. The unexpected loss of any our executive officers and key employees could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

We may not be able to compete successfully with current and future competitors.

We have many potential competitors in the regenerative medicine industry. We will compete, in our current and proposed businesses, with other established companies, most of which have greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our intended markets and be able to compete profitably, if at all. In addition to established competitors, there are moderate obstacles for competitors to enter this market, but they are not insurmountable if they have the financial resources and intellectual team. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including, but not limited to, larger staffs, greater name recognition, larger and established customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to industry dynamics, evolving standards and competitors’ innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could fatally damage our business and chances for success.

We currently rely on non-exclusive supply arrangements with birth tissue recovery companies for obtaining the raw material used in manufacturing the products we sell.

If our current supply arrangements with birth tissue recovery companies or third-party manufacturers or distributors of products from third party manufacturers are disrupted for any reason, we may not be able to provide products to our customers, or if other supply arrangements can be made, the products and terms may not be as favorable, and that will adversely impact our operations and profitability.

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

We depend on a limited number of third-party suppliers for the raw materials and supplies for our RAAM research and development and the manufacturing of our RAAM placental-related products, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business.

We may not procure volumes sufficient to receive favorable pricing, which could impact our gross margins if we are unable to pass along price differences to our customers. Recent global economic cost inflation trends could unfavorably impact pricing from our suppliers.

In the event of default under our outstanding indebtedness, or we are unable to pay other obligations and accounts payable when due, our creditors may file a creditors petition or force us into involuntary bankruptcy which may have an adverse impact on our business.

The Company had a working capital position of ($1,587,029) and $303,084 at October 31, 2023 and October 31, 2022, respectively. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. The Company does not have significant fixed and/or intangible assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on short term supply agreements to obtain the supply of raw materials used in manufacturing the products it currently sells and distributes to its customers. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds to implement its business plan and could adversely affect the value of our securities, including the common stock.

The Company currently has $725,000 of outstanding convertible notes (“Notes”) which mature on September 30, 2026, unless converted into shares of our common stock by the holders of the Notes. The terms of the Notes are such that interest is payable annually and the Company is required to file a registration statement for the equity securities issued or to be issued. There is no assurance that the Company will make all of the required payments when due or that the Company will comply with all of the conditions of the Notes, including the requirement to meet the registration requirements.

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

There might be unanticipated obstacles to the execution of our business plans.

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

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

●	The announcement or introduction of new products by our competitors;

●	Failure of Government and private health plans to adequately and timely reimburse the users of our products;

●	Our ability to upgrade and develop our systems and infrastructure to accommodate growth;

●	Our ability to attract and retain key personnel in a timely and cost effective manner;

●	The continued safety and efficacy of our products;

●	The amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

●	Regulation by Federal, State or Local Governments; and

●	General economic conditions (including fallout from current and future pandemics) as well as economic conditions specific to the healthcare industry.

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

Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.

A general slowdown in the global economy, including a recession, or in a particular region or industry, an increase in trade tensions with U.S. trading partners, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise or refinance debt.

Worldwide economic and social instability could adversely affect our revenue, financial condition, or results of operations.

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the conflict between Russia and Ukraine and potentially between Israel and Hamas, disruptions in the banking system and financial markets, lingering COVID-19 pandemic, increased inflation and rising interest rates. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected. Our vendors may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions, such as recent supply chain disruptions and labor shortages and persistent inflation, have affected, and may continue to adversely affect our suppliers’ ability to provide our manufacturers with materials and components, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

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

We are engaged in a major initiative to build and further expand our internal sales and marketing capabilities, which has contributed to our increased sales. As a result, we continue to invest in a direct sales force for certain of our products to allow us to reach new customers. These expenses impact our operating results, and there can be no assurance that we will continue to be successful in significantly expanding the sales of our products.

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

On June 17, 2021 we received a subpoena from the Atlanta Regional Office of the SEC and while we have fully complied with the subpoena, there can be no assurances as to the final outcome of the SEC’s investigation, or the impact, if any of this investigation or any proceedings on the Company’s current business, financial condition, results of operations, cash flows, or the Company’s future operations.

On June 17, 2021, Organicell received a subpoena dated June 14, 2021, from the Atlanta Regional Office of the SEC requiring the production of certain documents and communications in connection with the treatment and results of various COVID-19 patients, as discussed in the Company’s Current Reports on Form 8-K filed with the SEC during the period from May 27, 2020 through May 11, 2021. The Company fully cooperated with the SEC’s investigation and believes that it has provided all of the information requested by the SEC. The Company can make no assurances as to the time or resources that will need to be devoted to this investigation in the future or its final outcome, or the impact, if any, of this investigation or any proceedings on the Company’s current business, financial condition, results of operations, cash flows, or the Company’s future operations.

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

In November 2017, the FDA released two final guidance documents in an effort to implement a “comprehensive policy framework” for existing laws and regulations governing regenerative medicine products, including human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). These guidance documents build upon the previous regulatory framework for these products, which was completed in 2005. The Comprehensive regenerative medicine policy framework intends to spur innovation, efficient access to potentially transformative products, while ensuring safety and efficacy.

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

The FDA guidance with regard to 351 HCT/Ps requiring premarket approval became effective in May 2021. The guidance states that, in order to “give manufacturers time to determine if they need to submit an IND or marketing application in light of this guidance,” the FDA intends to exercise enforcement discretion (i.e., the agency may permit marketing without an approved marketing application) if the HCT/P “is intended for autologous use and its use does not raise reported safety concerns or potential significant safety concerns.” As of the date of this Annual Report, we are not aware of whether any further extension of effectiveness and enforcement of these regulations is or will be issued by the FDA.

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

Our ability to commence and complete clinical studies and other research and development objectives that are required by the FDA, will require that we be properly funded to assure that we can commence and proceed with the required research activities promptly and that the results are favorable.

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

Anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid or other Government-sponsored healthcare programs. We will enter into consulting agreements, speaker agreements, research agreements and product development agreements with physicians, including some who may order our products or make decisions to use them. In addition, some of these physicians own our stock, which they purchased in arm’s length transactions on terms identical to those offered to non-physicians, or received stock awards from us as consideration for services performed by them. While these transactions were structured with the intention of complying with all applicable laws, including state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties. As discussed above, we have incorporated the AdvaMed code principles into our relationships with healthcare professionals under our consulting agreements, and our policies regarding payment of travel and lodging expenses, research and educational grant procedures and sponsorship of third-party conferences. In addition, we have conducted training sessions on these principles. However, there can be no assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws or that one or more of our employees or agents will not disregard the rules we have established. Because our strategy relies on the involvement of physicians who consult with us on the design of our products, perform clinical research on our behalf or educate the market about the efficacy and uses of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with physicians who refer or order our products to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws. This could harm our reputation and the reputations of the physicians we engage to provide services on our behalf. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally funded healthcare programs, including Medicare and Medicaid, for non-compliance.

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

Our Chief Executive Officer and Chief Financial Officer noted the following material weaknesses that have caused management to conclude that, as of October 31, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

Risks Relating to Ownership of Our Common Stock

Two of our stockholders control 51% of the combined voting power of our capital stock regardless of the number of shares of common stock outstanding and accordingly, have the ability to control the election of our directors and the outcome of matters submitted to our stockholders.

Two of our stockholders, Skycrest Holdings, LLC (“Skycrest”) and Greyt Ventures LLC (”Greyt”) hold our Series C Preferred Shares, which accord them 51% of the combined voting power of our capital stock, regardless of the number of shares of common stock outstanding. Accordingly, Skycrest and Greyt have the ability to control the election of our directors and influence the outcome of issues submitted to our stockholders. As a consequence, it will be difficult, if not impossible for the other stockholders to remove our management. The voting control of the Company by Skycrest and Greyt could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Our articles of incorporation allow for our board to create a new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors have the authority to issue up to 10,000,000 shares of our preferred stock terms of which may be determined by the Board without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a new series of preferred stock (in addition to the Series C Preferred Shares) that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a new series of preferred stock, subject to the consent of the holders of the Series C Preferred Shares that has even greater voting power than the Series C Preferred Shares, to our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any new additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

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

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s administrative, research, processing and sales and distribution activities are housed in approximately 1,200 square feet of space at the Nova Southeastern University Center for Collaborative Research, 3321 College Avenue, Suite 246, Davie, Florida 33314. This space is occupied pursuant to two-year license agreement with the University that expires on October 9, 2024, for an annual base license fee of $20,230.

Item 3. Legal Proceedings.

In addition to matters previously reported in our periodic filings with the SEC, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTCQB tier of the over-the-counter market operated by OTC Markets Group, Inc. under the symbol “OCEL.” The trading market for our common stock is limited and sporadic. We can provide no assurance that our shares of common stock will continue to be traded on the over-the counter market or another national securities exchange, or if traded, that any public market for our common stock will be active and sustained.

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

Common Stock

As of January 28, 2024, 6,125,482 shares of our common stock were outstanding.

Holders of Our Common Stock

As of January 28, 2024, we had approximately 6,000 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of January 28, 2024, they held approximately 2,129,700 shares of common stock for these shareholders.

Transfer Agent

The transfer agent for our common stock is Securities Transfer Corporation, 2901 Dallas Pkwy Suite 380, Plano, TX 75093.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Board Stock Compensation Plan(1)	-0-	-	22,566

2021 Equity Incentive Plan	655,000	$2.40	1,601,750

(1)	The Company is no longer using the Board Stock Compensation Plan to compensate its non-executive directors.

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

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

Results of Operations

Fiscal year ended October 31, 2023 as compared to fiscal year ended October 31, 2022

Revenues. Our revenues for the year ended October 31, 2023 were $4,558,278, compared to revenues of $6,491,008 for the year ended October 31, 2022. The decrease in revenues during the year ended October 31, 2023 of $1,932,730 or 29.8%, was primarily the result of a decrease of approximately 22.0% (approximately $1,243,000) in the overall unit sales of its products during the year ended October 31, 2023 compared with the year ended October 31, 2022, a decrease of approximately 10.7% (approximately $678,600) in the average sales prices for the products sold during the year ended October 31, 2023 compared with the average sales prices realized on products sold during the year ended October 31, 2022, partially offset from an increase of approximately $7,300 of new revenues associated with its recently launched PPX™ service platform during the year ended October 31, 2023 compared with the year ended October 31, 2022. The decrease in the average sales prices realized on products sold during the year ended October 31, 2023 compared with the year ended October 31, 2022, was due to the reduction in overall unit sales of medical grade and aesthetic product offerings. The percentage of overall unit sales among the Company’s medical grade products and the Company’s aesthetic product offerings fell from 70.4% and 29.6%, respectively for the year ended October 31, 2022 to 40.7% and 59.3%, respectively, during the year ended October 31, 2023.

Cost of Revenues. Our cost of revenues for the year ended October 31, 2023 were $507,629, compared with cost of revenues of $753,534 for the year ended October 31, 2022. The decrease in the cost of revenues during the year ended October 31, 2023 of $245,905 or 32.6%, compared with the year ended October 31, 2022, was due to a decrease in the amount of units sold of 22.0% (approximately $117,600) during the year ended October 31, 2023, compared with the year ended October 31, 2022 and from a decrease in the cost of units sold of 38.3% (approximately ($141,900) during the year ended October 31, 2023, compared to costs of units sold during the year ended October 31, 2022, partially offset from an increase in the costs associated with its recently launched PPX™ service platform of approximately $13,600 during the year ended October 31, 2023. The decrease in the cost of units sold was primarily the result of the Company’s decrease in sales of its medical grade product offerings partially offset from the increases in costs associated with its recently launched PPX™ service platform during the year ended October 31, 2023 as compared to the year ended October 31, 2022.

Gross Profit. Our gross profit for the year ended October 31, 2023 was $4,050,649 (88.9% of revenues), compared with gross profit of $5,737,475 (88.4% of revenues) for the year ended October 31, 2022. The decrease in gross profit during the year ended October 31, 2023 of $1,686,826 was the result of decreases in the average sales prices for the products sold during the year ended October 31, 2023 and decreases in overall unit sales of its products during the year ended October 31, 2023 compared to the year ended October 31, 2022.

General and Administrative Expenses. General and administrative expenses for the year ended October 31, 2023 were $10,817,627, compared with $14,580,434 for the year ended October 31, 2022, a decrease of $3,762,807 or 25.8%. The decrease in the general and administrative expenses for the year ended October 31, 2023 compared with the year ended October 31, 2022, was primarily the result of decreased payroll and consulting fees of approximately $2,113,500, decreases in commissions from sales of the Company’s products and travel and entertainment costs of approximately $1,177,100, decreases in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $707,800, decreased office related expenses of approximately $116,400, decreased laboratory related costs of approximately $150,200 and decreased costs associated with the settlement of litigation of approximately $88,800, partially offset by increased research and development costs of approximately $131,400, increases in insurance costs of approximately $247,000, increased marketing and investor relations costs of approximately $165,600 and increased reserves and/or write-offs against receivables from related parties of approximately $56,000. The reduction in payroll and consulting fees was primarily the result of the executives’ agreement to a reduction in salary and other compensation and reductions in fees paid to consultants during the year ended October 31, 2023 compared to 2022. The decreases in commissions on from sales of the Company’s products and travel and entertainment costs was principally the result of lower unit sales and overall revenues from the sale of the Company’s products during the year ended October 31, 2023 compared with the year ended October 31, 2022. The decrease in stock-based compensation costs during the year ended October 31, 2023 compared with the year ended October 31, 2022 was principally the result of reduced amortization of costs from warrants issued as stock-based compensation to consultants in connection with the Restructuring in August 2022, stock issued as payment for services, and warrants issued to outside directors.

Other income (expense). Other expense, net, for the year ended October 31, 2023 was ($219,730), compared with other expense, net, of ($53,597) for the year ended October 31, 2022. The increase in other expense, net of ($166,133) during the year ended October 31, 2023 compared to the year ended October 31, 2022, was principally the result of the reduction in the gain from the write-off of liabilities attributable to discontinued operations of approximately $125,900, the increase in losses from the impairment of non-marketable securities of $100,000, increased interest costs of approximately $33,200 and reduced income from the write-off of liabilities of approximately $259,600 during the year ended October 31, 2023 compared with the year ended October 31, 2022, partially offset from the increase in the gain from the sale of the Basalt Lab of approximately $340,600 during the year ended October 31, 2023 compared with the year ended October 31, 2022.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented:

	For the Fiscal Year Ended October 31,
	2023	2022
Cash, beginning of year	$3,753,097	$108,570
Net cash used in operating activities	(2,197,275)	(3,165,840)
Net cash provided by (used in) investing activities	615,566	(824,743)
Net cash (used in) provided by financing activities	(415,186)	7,635,110
Cash, end of year	$1,756,202	$3,753,097

During the year ended October 31, 2023, the Company used cash in operating activities of $2,197,275, compared to $3,165,840 for the year ended October 31, 2022, a decrease in cash used of $968,565. The decrease in cash used was primarily the result of a reduction in general and administrative expenses and other income (expense) after adjusting for non-cash related activities of $3,261,706 for the year ended October 31, 2023 compared to the year ended October 31, 2022, partially offset by reductions in gross profit of $1,648,049 and reductions in cash provided from changes in operating assets and liabilities of $606,315 for the year ended October 31, 2023 compared to the year ended October 31, 2022.

The decrease in cash provided from changes in operating assets and liabilities was due to decreases in accounts payable and accrued expenses and accrued liabilities to management partially offset from increases in prepaid expenses and deferred revenues during the year ended October 31, 2023 as compared to the year ended October 31, 2022. The reduction in general and administrative expenses and other oncome (expense) after adjusting for non-cash related activities was the result of reduced operating expenses associated with professional fees, payroll, consulting costs, research and laboratory related expenses during the year ended October 31, 2023 as compared to the year ended October 31, 2022. The decrease in revenues and gross profit during the year ended October 31, 2023 as compared to the year ended October 31, 2022 was primarily the result of lower units sales of the Company’s products.

During the year ended October 31, 2022, the Company had cash provided by investing activities of $615,566, compared to cash used in investing activities of $824,743 for the year ended October 31, 2022 an increase in cash provided from investing activities of $1,440,309. The increase in cash provided by investing activities was due primarily due to proceeds received from the sale of the Company’s Basalt, Colorado lab facility of $740,957 and the reduction of payments made in connection with the Company’s purchase of laboratory equipment and leasehold improvements associated with the then new Basalt lab facility during the year ended October 31, 2023 as compared to the year ended October 31, 2022, partially offset from the increase in investments from non-marketable securities of $100,000 during the year ended October 31, 2023 as compared to the year ended October 31, 2022.

During the year ended October 31, 2023, the Company had cash used in financing activities of $415,186 compared to cash provided by financing activities of $7,635,110 for the year ended October 31, 2022. The decrease in cash provided by financing activities of $8,050,296 was due to the reduction in proceeds from the private sale of equity securities of $4,000,0000 and the sale of equity securities in other transactions of $3,170,000, decreases in capital contributed by a former executive of $250,000, increases in the shares repurchased in connection with litigation of $500,000, increases in repayment of notes payable of approximately $765,040 and increases in payments on finance leases of approximately $54,655, partially offset from increases in issuances of notes payable of $689,400 during the year ended October 31, 2023 as compared to the year ended October 31, 2022.

Capital Resources

The Company has historically relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations. During the fiscal year ended October 31, 2023 and through the date of this Annual Report, the Company completed the following private sales of its securities:

Tysadco

Pursuant to the Purchase Agreement entered into with Tysadco Partners LLC (“Tysadco”) on December 2, 2022, the Company submitted a put request to Tysadco to purchase 22,282 registered shares at a purchase price (as calculated pursuant to the Purchase Agreement) of $4.49, for a total of $100,000 (the “Put Request”). On December 5, 2022, Tysadco funded the Put Request and the Company issued 22,282 shares to Tysadco. The proceeds from the share sale were used for working capital and general corporate purposes.

SPA 23

On March 6, 2023, the Company entered into a Securities Purchase Agreement (“SPA 23”) with AJB Capital, pursuant to which we sold a Promissory Note in the principal amount of $530,000 (“$530,000 Note”) to AJB in a private transaction for a purchase price of $519,400 (giving effect to original issue discount of $10,600). In connection with the sale of the $530,000 Note, the Company also paid AJB Capital’s legal fees and due diligence costs of $15,000, resulting in net proceeds to the Company of $504,400, which was used for working capital and other general corporate purposes. The $530,00 Note bears interest at the rate of 12% per annum. The $530,000 Note matured on September 6, 2023 and was paid in full

Private Offering – Convertible Promissory Notes

During August and September 2023, the Company sold 2.9 Units (“Units”) to 4 investors in a private offering at a purchase price of $250,000 per Unit for an aggregate purchase price of $725,000. Each Unit consists of (a) a $250,000 in principal amount 8% Convertible Promissory Note due September 30, 2026; and (b) 7,813 common stock purchase warrants (the “Warrants”), each entitling the holder to purchase one share of common stock, $0.001 par value (“Shares”) at an exercise price of $20.00 for a period of five years from the date of issuance.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $6,986,708 for the year ended October 31, 2023 and used $2,197,275 of cash from operating activities during that period. In addition, the Company had an accumulated deficit and a stockholders’ deficit of $57,508,014 and $1,241,019, respectively, at October 31, 2023. The Company had a working capital deficit of $1,807,926 at October 31, 2023.

United States Food and Drug Administration (“FDA”) regulations which were announced in November 2017 and which became effective in May 2021 (require that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”). The Company has not obtained any opinion or ruling regarding the Company’s operations and whether the processing, sales and distribution of the products it currently produces would be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s.

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

If revenues do not increase and stabilize, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of October 31, 2023, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of October 31, 2023 and through the date of this report, we had no such arrangements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Organicell Regenerative Medicine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Organicell Regenerative Medicine, Inc. (the “Company”) as of October 31, 2023, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended October 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023, and the results of its operations and its cash flows for the year ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a stockholders’ deficit and has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible note transactions

As described in Note 11 to the consolidated financial statements, the Company issued investment units consisting of secured promissory notes which are convertible into shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock. The Company allocated the proceeds received from the sale of the investment units to the convertible notes and warrants based upon their relative fair value. The Company used a Black Scholes Option Pricing Model, which uses certain assumptions related to expected life of the warrants, expected volatility, risk-free interest rates, and future dividends, to determine the fair value of the warrants.

We identified the accounting for the issuance of the convertible notes and warrants as a critical audit matter because of the significance of the account balances, and due to the complexity involved in assessing the classification and presentation of the convertible notes and warrants. The auditing for these transactions required a high degree of audit judgement including evaluating the reasonableness of the significant judgements made by management in determining the appropriate accounting.

The primary audit procedures we performed to address this critical audit matter included the following, among others:

●	We read the convertible note and warrant agreements, and relevant documentation.

●	We obtained the Company’s analysis of the accounting of the convertible note and warrants issued in accordance with relevant accounting standards.

●	We evaluated the reasonableness of the Company’s methodology for allocation of proceeds including the Company’s consideration of relevant accounting standards.

●	We developed independent estimates for the fair value of the warrants issued based on the assumptions and data used by management.

/s/ Weinberg & Company P.A.

Weinberg & Company P.A.

We have served as the Company’s auditor since 2023.

Los Angeles, CA
January 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Organicell Regenerative Medicine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Organicell Regenerative Medicine, Inc. (the “Company”) as of October 31, 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended October 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022, and the results of its operations and its cash flows for the year ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum llp (PCAOB ID No. 688)

We have served as the Company’s auditor from 2015 through April 2023.

Fort Lauderdale, FL
February 14, 2023

Organicell Regenerative Medicine, Inc.

CONSOLIDATED BALANCE SHEETS

As of October 31, 2023 and 2022

	October 31, 2023	October 31, 2022
ASSETS
Current Assets
Cash	$1,756,202	$3,753,097
Accounts receivable, net of allowance for bad debts	18,212	55,110
Receivables from related parties	-	128,939
Other receivables	11,378	7,433
Prepaid expenses	106,184	173,152
Inventories	310,183	248,510
Total Current Assets	2,202,159	4,366,241

Property and equipment, net	572,726	1,683,516
Other assets – right of use	-	110,995
Security deposits	7,315	39,936
TOTAL ASSETS	$2,782,200	$6,200,688

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,611,969	$2,378,531
Advances payable to former officer	220,897	220,897
Finance lease obligations	23,107	143,748
Operating lease obligations	-	82,407
Promissory note, net of debt discount	-	563,111
Convertible promissory note, net of debt discount	656,853	-
Commitment Fee Shortfall Obligation	-	174,462
Commitment to repurchase shares in connection with settlement of litigation	-	500,000
Deferred revenue	497,259	-
Total Current Liabilities	4,010,085	4,063,156

Long term finance lease obligations	13,134	220,340
Long term operating lease obligations	-	28,588
Total Liabilities	4,023,219	4,312,084

Commitments and contingencies

Shares Subject To Possible Redemption
Series C Preferred Stock, $0.001 par value, 100 shares authorized; 100 and 100 shares issued and outstanding, respectively	-	-

Stockholders’ (Deficit) Equity
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 7,283,483 and 7,395,632 shares issued and outstanding, respectively	7,284	7,396
Additional paid-in capital	56,259,711	52,402,514
Accumulated deficit	(57,508,014)	(50,521,306)
Total Stockholders’ (Deficit) Equity	(1,241,019)	1,888,604

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,782,200	$6,200,688

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended October 31, 2023 and 2022

	Year Ended October 31,
	2023	2022
Revenues (includes sales to related parties of approximately $115,440 and $329,600, respectively)	$4,558,278	$6,491,008

Cost of revenues	507,629	753,534

Gross profit	4,050,649	5,737,474

General and administrative expenses (including write-off of $142,405 of officers advances in 2023)	10,817,627	14,580,434

Loss from operations	(6,766,978)	(8,842,960)

Other income (expense)
Interest expense	(431,424)	(398,260)
Change in Commitment Fee Shortfall Obligation	(18,917)	(30,692)
Impairment of non-marketable securities in a related entity	(100,000)	-
Gain on sale of assets	340,611	-
Gain from write-off of liabilities attributable to discontinued operations	-	125,851
Other	(10,000)	249,504

Net loss	$(6,986,708)	$(8,896,557)

Net loss per common share - basic and diluted	$(0.99)	$(1.56)

Weighted average number of common shares outstanding - basic and diluted	7,028,638	5,688,230

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended October 31, 2022 and 2023

			Additional		Total Stockholders’
	Common Stock		Paid In	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance October 31, 2021	5,661,805	$5,662	$38,953,494	$(41,624,749)	$(2,665,593)
Sale of common stock	1,412,500	1,413	7,288,587	-	7,290,000
Stock-based compensation	263,250	263	3,916,327	-	3,916,590
Shares issued in Restructuring	-	-	-	-	-
Capital contributed by Executive	-	-	250,000	-	250,000
Warrants issued to executives as payment for outstanding compensation	-	-	649,740	-	649,740
Executive forgiveness of employment obligations in connection with Restructuring	-	-	1,526,893	-	1,526,893
Commitment to repurchase shares in connection with settlement of litigation	-	-	(500,000)		(500,000)
Common stock issued as commitment fee for Promissory Note	23,077	23	156,208	-	156,231
Exchange of accounts payable for stock	25,000	25	117,475	-	117,500
Stock issued in settlement of litigation	10,000	10	43,790	-	43,800
Net loss	-	-	-	(8,896,557)	(8,896,557)
Balance October 31, 2022	7,395,632	7,396	52,402,514	(50,521,306)	1,888,604
Sale of common stock	22,282	22	99,978	-	100,000
Stock-based compensation	25,969	26	3,208,750	-	3,208,776
Issuance of Common stock and Warrants as commitment fee for SPA 23 Note	75,000	75	282,425	-	282,500
Discount on warrants issued with convertible debt	-	-	72,430	-	72,430
Stock issued in satisfaction of Commitment Fee Shortfall Obligation	58,600	59	193,320	-	193,379
Cancellation of shares repurchased in connection with litigation	(124,000)	(124)	124	-	-
Return of former executive’s shares and warrants	(170,000)	(170)	170	-	-
Net loss	-	-	-	(6,986,708)	(6,986,708)
Balance October 31, 2023	7,283,483	$7,284	$56,259,711	$(57,508,014)	$(1,241,019)

The accompanying notes are an integral part of these consolidated financial statements.

Organicell Regenerative Medicine, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended October 31, 2023 and 2022

	Year Ended October 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,986,708)	$(8,896,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	486,354	332,508
Amortization of OID and commitment fee discount – Promissory Note	349,272	323,111
Change in Commitment Fee Shortfall Obligation	18,917	30,692
Gain from sale of assets	(340,611)	-
Gain from write-off of liabilities attributable to discontinued operations	-	(125,851)
Gain from write-offs and settlements of accounts payable and notes payable	-	(249,504)
Write-off of non-marketable securities	100,000	-
Write-off of receivables from officers and other receivable	142,405	-
Write-off of fixed assets	36,219	-
Reserve for bad debt	-	27,500
Write-off of inventory	-	37,455
Stock issued in settlement of litigation	-	43,800
Stock-based compensation	3,208,776	3,916,590
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	36,898	17,148
Receivables from related party	-	(128,939)
Other receivable	(17,411)	(7,433)
Prepaid expenses	66,968	(103,505)
Inventories	(61,673)	(51,138)
Accounts payable and accrued expenses	233,439	1,035,609
Accrued liabilities to management	-	657,003
Security deposits	32,621	(14,754)
Deferred revenue	497,259	(9,575)
Net cash used in operating activities	(2,197,275)	(3,165,840)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(25,391)	(824,743)
Proceeds from sale of assets	740,957	-
Investment in non-marketable equity securities	(100,000)	-
Net cash provided by (used in) investing activities	615,566	(824,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	1,229,400	540,000
Shares repurchased in connection with litigation	(500,000)	-
Capital contributed by former executive	-	250,000
Payments on finance leases	(114,586)	(59,930)
Repayments of notes payable	(1,130,000)	(364,960)
Proceeds from sale of common stock	100,000	7,270,000
Net cash (used in) provided by financing activities	(415,186)	7,635,110

Increase (decrease) in cash	(1,996,895)	3,644,527
Cash at beginning of period	3,753,097	108,570
Cash at end of period	$1,756,202	$3,753,097

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$67,145	$78,625

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Executive forgiveness of employment obligations in connection with Restructuring	$-	$1,526,893
Warrants issued to executives as payment for outstanding compensation	$-	$649,740
Warrants issued in connection with convertible notes	$72,430	$-
Finance lease assigned to buyer in connection with asset sale	$213,261	$-
Stock issued in exchange for accounts payable	$-	$117,500
OID discount on proceeds received from Promissory Note	$10,600	$60,000
Stock purchased from payments due on accounts payable	$-	$20,000
Common stock issued as commitment fee for Promissory Note	$282,500	$156,231
Commitment Fee Shortfall Obligation	$-	$143,769
Commitment to repurchase shares in connection with settlement of litigation	$-	$500,000
Promissory note issued for past due Professional Fees	$-	$256,000
Purchase of fixed assets included in accounts payable	$-	$77,865
Common stock issued in satisfaction of Commitment Fee Shortfall Obligation	$193,379	$-

The accompanying notes are an integral part of these consolidated financial statements.

ORGANICELL REGENERATIVE MEDICINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organicell Regenerative Medicine, Inc. (“Organicell” or the “Company”) was incorporated on August 9, 2011 in the State of Nevada under the name Bespoke Tricycles Inc. (changed to Biotech Products Services and Research, Inc. during September 2015 and to Organicell Regenerative Medicine, Inc., effective June 20, 2018). The Company is a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and regenerative medicine. The Company’s proprietary products are derived from perinatal sources and manufactured to retain the naturally occurring extracellular vesicles, hyaluronic acid, and proteins without the addition or combination of any other substance or diluent (“RAAM Products”). Our RAAM Products and related services are principally used in the health care industry administered through doctors and clinics (“Providers”).

On December 8, 2023, our board of directors and our stockholders holding a majority of the Company’s voting power, approved resolutions authorizing the Company to amend its Articles of Incorporation to change the name (“Name Change”) of the Company from Organicell Regenerative Medicine, Inc. to “Zeo ScientifiX, Inc.” Implementation and effectiveness of the Name Change will be subject to Organicell’s compliance with applicable regulatory requirements of the Securities and Exchange Commission and FINRA.

For the years ended October 31, 2023 and 2022, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation and wholly owned subsidiary, which was formed to sell the Company’s therapeutic products to Providers.

The Company’s leading product, Zofin™ (also known as Organicell™ Flow), is an acellular, biologic therapeutic derived from perinatal sources and is manufactured to retain naturally occurring microRNAs, without the addition or combination of any other substance or diluent.

The Company recently launched a service platform for its first autologous product called Patient Pure X™ (PPX™). PPX™ is a non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood. To date, revenues from PPX™ continue to be minimal.

During the year ended October 31, 2023, the Company began to expand the use of its proprietary products in future formulations for a variety of topical use applications in the skin-care industry.

On November 7, 2023, the Company filed a certificate of amendment to its Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-two-hundred basis. The reverse stock split was effective with FINRA on November 28, 2023 (the “Reverse Split”). The par value of the Company’s common stock was unchanged at $0.001 per share after the Reverse Split. As a result, on the effective date of the Reverse Split, the stated capital on the Company’s balance sheet attributable to the Company’s common stock was reduced proportionately based on the reverse stock split ratio of one-for-two hundred and the additional paid-in capital account was credited with the amount by which the stated capital was reduced. All per share amounts referenced herein are reflective of the Reverse Split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Concentrations of Risk

Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At October 31, 2023, the Company held in two financial institutions a total of $915,497 of cash balances in excess of FDIC insurance coverage limits.

Major Customer

During the year ended October 31, 2023, the Company sold products and services totaling approximately $1,301,000 (28.5%) to a large distributor and the distributor’s customers, approximately $459,000 (10.1%) to a large distributor and the distributor’s customers and approximately $460,000 (10.1%) to an individual medical practice.

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

Major Supplier

During the fiscal year ended October 31, 2023, the Company purchased the tissue raw material used in manufacturing of its products from two suppliers, of which each accounted for approximately $113,100 and $86,900 or 57.0% and 43.0%, respectively, of the total amount of tissue raw material purchased during that period.

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

Those estimates and assumptions include estimates for credit loss reserves for accounts receivable, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term tangible and intangible assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, assumptions made in valuing equity instruments issued for services, and assumptions used in the determination of the Company’s liquidity.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. Management determined that no allowance for bad debts was necessary at October 31, 2023 and 2022. For the year ended October 31, 2023 and 2022, the Company recorded bad debt expense of $0 and $27,500, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company provides a reserve for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At October 31, 2023 and 2022, the Company determined that no reserves were required in connection with our inventory. At October 31, 2022, the Company wrote off $37,455 in connection with inventory that the Company determined was no longer saleable due to its expired shelf life.

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

Non-marketable Securities

Non-marketable securities consist of equity investments in privately held companies, which are classified as other assets on the consolidated balance sheets. These non-marketable equity securities do not have readily determinable fair values. Under the measurement alternative election, the Company accounts for these non-marketable securities at cost and adjusted for observable price changes in orderly transactions for the identical or similar investments of the same issuer or upon impairment and are not eligible for the net-asset-value practical expedient from fair value measurement. The measurement alternative election is reassessed each reporting period to determine whether the non-marketable securities continue to be eligible for this election.

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

Under current U.S. GAAP, equity investments without readily determinable fair values are reported at cost minus impairment. However, impairment losses are recognized only if they are considered other-than- temporary. The Company evaluated its investment in non-marketable securities at October 31, 2023, and determined such investment was impaired.

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

The Company recognizes revenue only when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to receive in exchange for the good or service. Our performance obligations are satisfied and control is transferred at a point-in-time, which is typically when the transfer and title to the product sold has taken place and there is evidence of our customer’s satisfactory acceptance of the product shipment or delivery except in those instances when the customer has made prior arrangements with the Company to store the product purchased by the customer at the Company’s facilities that is to be delivered at a later date to be designated by the customer. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the Company’s consolidated balance sheet.

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

At October 31, 2023, the Company had 2,571,656 common shares issuable upon the exercise of warrants and 100,000 unvested restricted stock that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2023. At October 31, 2022, the Company had 2,149,000 common shares issuable upon the exercise of warrants and 499,216 unvested restricted stock that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2022.

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

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $922,700 and $791,300 for the years ended October 31, 2023 and 2022, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the years ended October 31, 2023 and 2022 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during those periods. There is a full valuation allowance established for the tax benefit associated with the net losses for the years ended October 31, 2023 and 2022.

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

The Company currently has 2,500,000,000 authorized shares of common stock of which 7,283,483 shares are issued and outstanding as of October 31, 2023. The Company expects that it will continue to issue common stock in the future in connection with debt and/or equity financings, transactions with third parties, performance incentives and as compensation to its employees. Currently the amount of authorized shares is sufficient to provide for the additional shares that the Company may be contingently obligated to issue under existing arrangements.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after October 31, 2023 through the financial statement issuance date for subsequent event disclosure or recording.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $6,986,708 for the year ended October 31, 2023 and used $2,197,275 of cash from operating activities during that period. In addition, the Company had an accumulated deficit and a stockholders’ deficit of $57,508,014 and $1,241,019, respectively, at October 31, 2023. The Company had a working capital deficit of $1,807,926 at October 31, 2023.

United States Food and Drug Administration (“FDA”) regulations which were announced in November 2017 and which became effective in May 2021 require that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”). The Company has not obtained any opinion or ruling regarding the Company’s operations and whether the processing, sales and distribution of the products it currently produces would be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s.

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

If revenues do not increase and stabilize, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of October 31, 2023, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – RESTRUCTURING

Effective July 13, 2022, the Company entered into (a) a binding letter of intent with Skycrest Holdings, LLC (“Skycrest”) and Greyt Ventures LLC (“Greyt,” and together with Skycrest, the “Skycrest/Greyt Group”) to invest $2,000,000 in the Company through the purchase of 500,000 shares of the Company’s common stock (“Shares”) at a price of $4.00 per Share; and (b) effective July 16, 2022, a second binding letter of intent with Beyond 100 FZE, a Dubai company (“Beyond 100,” and together with the Skycrest/Greyt Group, the “Investors”) to invest $2,000,000 in the Company through the purchase of 500,000 shares at a price of $4.00 per Share.

Pursuant to the binding letters of intent (the “LOIs”), the Company agreed to (a) make certain corporate governance changes as more fully described therein, including allowing the Investors to appoint new independent directors who will comprise a majority of the members of the Board; (b) enter into 36-month consulting agreements with each of Skycrest and Greyt (each, a “Consulting Agreement,” and collectively, the “Consulting Agreements”), pursuant to which (i) Skycrest and Greyt will provide certain advisory services to the Company as more fully set forth in the LOIs; and (ii) Skycrest and Greyt shall each be compensated for their services by the Company issuing to each of them ten year-warrants to purchase 750,000 Shares at an exercise price of $4.00 per Share (the “Warrants”), which Warrants will be exercisable on a “cashless” basis; (c) implement certain changes in management, including Albert Mitrani stepping down as Chief Executive Officer; and (d) make modifications to management compensation, all as more fully set forth in the LOIs.

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

Pursuant to the SPAs, the Company issued each Investor 250,000 shares of the Company’s common stock (“Shares”) at a price of $4.00 per Share ($1,000,000). In addition, under the SPAs with Skycrest and Greyt, the Company issued each of them 50 shares of newly designated Series C Non-Convertible Preferred Stock (the “Series C Preferred Shares”). The Series C Preferred Shares vote together with Shares of our common stock as a single class on all matters presented to a vote of stockholders, except as required by law and entitle Skycrest and Greyt to each exercise 25.5% of the total voting power of the Company.

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

The SPAs also accord the Investors registration rights under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company has agreed to file a registration statement under the Securities Act with the Securities and Exchange Commission (the “SEC”) within 180 days of Closing and use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 60 days thereafter. The registration statement will cover the resale of the Shares pursuant to the SPAs, and in the case of Skycrest and Greyt, the Shares issued or issuable upon exercise of the Consulting Warrants. The SPAs also provide the Investors “piggy-back” registration rights with respect to their respective Shares. To date, the Investors have deferred any of the Company’s registration obligations pursuant to the SPA.

Consulting Agreements

At Closing, the Company also entered into 36-month consulting agreements with each of Skycrest and Greyt (each, a “Consulting Agreement,” and collectively, the “Consulting Agreements”), pursuant to which (a) Skycrest and Greyt will provide certain advisory services to the Company as more fully set forth therein; and (b) Skycrest and Greyt are being compensated for their services by the Company issuing to each of them at closing ten (10) year-warrants to purchase 750,000 Shares at an exercise price of $4.00 per Share (the “Consulting Agreement Warrants”), which Warrants are exercisable on a “cashless” basis (see Note 14).

NOTE 5 – INVENTORIES

	October 31, 2023	October 31, 2022
Raw materials and supplies	$153,868	$85,096
Finished goods	156,315	163,414
Total inventories	$310,183	$248,510

NOTE 6 – PROPERTY AND EQUIPMENT

	October 31, 2023	October 31, 2022
Computer equipment	$-	$26,881
Finance lease equipment	260,356	544,378
Manufacturing equipment	534,531	625,979
Leasehold improvements	-	925,932
	794,887	2,123,170
Less: accumulated depreciation and amortization	(222,161)	(439,654)
Total property and equipment, net	$572,726	$1,683,516

As described in Note 8, during the year ended October 31, 2021, the Company began the build-out of additional laboratory processing, product distribution and administrative office capacity at its Basalt Lab (as defined in Note 8). The Basalt Lab Lease location became operational during May 2022 and the depreciation of equipment and the amortization of the leasehold improvement costs at the Basalt Lab began during May 2022.

Sale Of Basalt Lab Assets

Effective, August 7, 2023, the Company sold the Basalt Lab (“Sale”) to a non-affiliated third-party purchaser (“Purchaser”). The transaction included the assignment of the Basalt Lab Lease and the lease for certain laboratory equipment and the sale of all leasehold improvements associated with the Basalt Lab and inventory. The purchase price paid by Purchaser was $1,252,000 of which $752,000 was allocated to the sale of equipment and leaseholds, and $500,000 was allocated to future purchases of inventory, plus the assumption by Purchaser of all remaining financial and other obligations under the leases for the Basalt Lab premises and certain laboratory equipment. In addition, Organicell and Purchaser entered into a distribution agreement, pursuant to which Purchaser became a non-exclusive distributor of Organicell’s products and a commission agreement, pursuant to which Organicell may become entitled to certain payments from Purchaser in connection with transactions by it with specified third parties. As of the date of the Sale, the net book value of the equipment sold and leasehold improvements assigned to the Purchaser was $318,068 and $295,489, respectively, and finance lease obligations assumed by the Purchaser were $213,261. In connection with the Sale, the Company recorded a gain of $340,611, net of transaction fees of approximately $11,100.

Depreciation expense totaled $106,384 and $82,036 for the years ended October 31, 2023 and 2022, respectively.

Amortization expense totaled $379,970 and 250,472 for the years ended October 31, 2023 and 2022, respectively.

NOTE 7 – EQUITY IN NON-MARKETABLE SECURITIES OF AFFILIATED ENTITY

	October 31, 2023	October 31, 2022
Equity in non-marketable securities	$100,000	-
Reserve on carrying value of investment in non-marketable securities	$(100,000)	-
Equity in non-marketable securities	$-	-

During the year ended October 31, 2023, the Company invested $100,000 in cash (representing a 10% equity interest at the time of the investment) in the non-marketable equity securities of one privately held skin-care formulator (“Formulator”) in an effort to accelerate the Company’s development of expertise with respect to the skincare industry and the potential supply of the Company’s products in future topical formulations. The Company evaluated its ownership, contractual and other interests in this entity and determined the Company does not have a variable interest in this entity and therefore it is not required to be consolidated in the Company’s consolidated financial statements, as the Company is not the primary beneficiary and does not have the power to direct activities that most significantly impact the entities’ economic performance. The Company’s maximum loss exposure is limited to the carrying value of this investment.

At the time of the investment, both Greyt Ventures, LLC and Skycrest Holdings, LLC, principal shareholders of the Company, each owned a 20% interest in the Formulator. In addition, Mr. Robert Smoley, a consultant and advisor to the Company is also the Chief Operating Officer of the Formulator. The Company’s, Greyt Ventures, LLC’s and Skycrest Holdings, LLC’s equity interests in the Formulator have since been reduced to 8.96%, 17.93% and 17.93%, respectively, as a result of additional sales of equity interests in the Formulator to outside parties. In addition, the Company’s CMO was granted an option to acquire up to 200,000 membership interests in the Formulator, of which 100,000 vested immediately and the remaining $100,000 will vest based on future sales of the Formulator attributed to the CMO. The option price is $20,000 for the 200,000 membership interests.

As of October 31, 2023, the Company recorded a reserve against the carrying value of its investment of the Formulator of $100,000, based on the limited financial history of the Formulator to date to ascertain the fair value of the Formulator and the Company’s limited rights to control future dilution to the Company’s interests and the timing of available distributions, if any, of the Formulator. As such, at October 31, 2023, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $0.

Sales Representative Agreement

During November 2023, the Company and the Formulator entered into a Sales Representative Agreement (“Sales Agreement”) in connection with the Company’s efforts to expand the use of its proprietary products for a variety of topical use applications. In connection with the Sales Agreement, the Company will receive commissions on the net sales value of Formulator products that are sold to pre-approved retailors, wholesale distributors, private label customers and direct to consumer customers which were introduced to the Formulator by the Company of 10%, 5%, 10% and 15%, respectively.

Joint Supply Agreement

The Company and the Formulator entered into an agreement whereby the Formulator has agreed to supply the Moisturizer that the Company is obligated to supply under the Amended Skincare Agreement (see Note 15).

NOTE 8 – LEASE OBLIGATIONS

Finance Lease Obligations:

During March 2019, the Company entered into a lease agreement for certain lab equipment in the amount of $239,595. Under the terms of the lease agreement, the Company is required to make 60 equal monthly payments of $4,513 plus applicable sales taxes. Under the Lease Agreement, the Company has the right to acquire all of the leased equipment for $1.00 upon termination of the lease. As a result, the lease agreement is being accounted for as a finance lease obligation. The annual interest rate charged in connection with the lease is 4.5%. The leased equipment are being depreciated over their estimated useful lives of 15 years.

During October 2021, the Company entered into a second lease agreement in the amount of $304,873 for certain lab equipment that is being installed at the Basalt lab location. Under the terms of the lease agreement, the Company is required to make 60 equal monthly payments of $5,478 plus applicable sales taxes. Under the Lease Agreement, the Company has the right to acquire all of the leased equipment for $1.00 upon termination of the lease. As a result, the lease agreement is being accounted for as a finance lease obligation. The annual interest rate charged in connection with the lease is 3.0%. Lease payments and depreciation of the leased equipment began during May 2022, the date that the Basalt lab buildout was completed (see below) and the facility became operational. The leased equipment are being depreciated over their estimated useful lives of 15 years.

As described in Note 6, on August 7, 2023, certain equipment under the second lease agreement were assigned to the Purchaser resulting in the reduction of the Company’s remaining aggregate lease obligations by $213,261, and reducing payments under the second lease agreement from $5,478 per month to $461 per month.

As of October 31, 2023, finance lease obligations were $36,241, of which $23,107 were current.

The weighted average remaining term of the Company’s Finance Leases as of October 31, 2023 was 7.4 months. The minimum lease payments pursuant to the Finance Leases are as follows:

Year Ended October 31,	Minimum Rent
2024	$23,588
2025	5,536
2026	5,536
2027	2,768
2028	-
Thereafter	-
Total undiscounted finance lease payments	37,428
Less: imputed interest	(1,187)
Present value of finance lease liabilities	$36,241

Operating Lease:

The Company’s previously leased corporate administrative offices from MariLuna, LLC. The lease term began July 1, 2020 and expired in July 2022 in connection with the Closing. The monthly rental rate of the lease was $3,500. On July 1, 2020, in connection with the adoption of ASC 842, the Company recorded a ROU asset and corresponding operating lease obligation of $117,659 (present value of the associated leased payments based on an assumed borrowing rate of 4.5%). In connection with the Closing, the remaining ROU asset and security deposit were written off (see Note 4). Lease amortization expense for the year ended October 31, 2022 was $29,670.

During March 2021, the Company entered into a lease agreement (“Basalt Lab Lease”) for an approximately 2,452 square foot commercial space located in Basalt, Colorado (the “Basalt Lab”). The term of the Basalt Lab Lease is for three years and may be renewed for an additional (3) three-year term provided the Company is not in default (“First Renewal Option”). Rental expense is $6,800 per month and provides for annual increases of 3% or the Denver Aurora Metropolitan CPI index, whichever is greater. In connection with the Basalt Lab Lease, the Company was required to post a security deposit of $20,400. The Company completed the construction of the initial laboratory and office build-out at a cost of $925,932, which was included as leasehold improvements in the accompanying balance sheet. The Basalt Lab became operational during May 2022. The Company used the Basalt Lab for additional processing, product distribution and administrative office capacity.

In connection with the execution of the Basalt Lab Lease, the Company recorded a ROU asset and corresponding operating lease obligation of $235,313 (present value of the associated leased payments based on an assumed borrowing rate of 4.5%). The right of use asset was $110,955 at October 31, 2022. As described in Note 6, on August 7, 2023, the Basalt Lab was sold and the Basalt Lab Lease was assigned to Purchaser and the remaining balance of the ROU asset and corresponding liability of $49,750 was written off. In September 2023, in connection with the sale, the Company’s security deposit of $20,400 was returned to the Company. Lease amortization expense for the years ended October 31, 2023 and 2022 was $61,246 and $76,351, respectively. As of October 31, 2023, the operating lease obligation in connection with the Basalt Lab Lease was $0.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company’s corporate administrative offices were previously leased from MariLuna, LLC, a Florida limited liability company which is owned by a former executive under a lease agreement that expired June 30, 2023. The Company paid a security deposit of $5,000. Monthly rent was $3,500. In connection with the Closing, the lease agreement was terminated effective July 31, 2022 and the deposit was forfeited by the Company (see Note 15). Total rent expense for the year ended October 31, 2023 and 2022 was $0 and $31,500, respectively.

Beginning October 1, 2020, the Company entered into a second lease agreement with Mariluna LLC for office space located in Aspen, CO. The initial term of the lease was for one year, expiring on September 30, 2021 and the lease was subsequently extended on a month to month basis. Under the terms of the lease, the Company was required to make monthly rental payments of $6,500 and was required to provide a security deposit of $11,000 upon execution of the lease agreement. Total rent expense for the years ended October 31, 2023 and 2022 was $0 and $58,500, respectively. In connection with the Closing, the lease agreement was terminated effective July 31, 2012 and the deposits were forfeited by the Company (see Note 15).

In connection with Mr. Bothwell’s executive employment agreements, the Company agreed to reimburse Rover Advanced Technologies, LLC (“Rover”), a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $0 and $36,352 for the years ended October 31, 2023 and 2022, respectively. In connection with the Closing, beginning November 2022, the Company no longer reimbursed for office expenses and other direct expenses of Rover (see Note 15).

For the year ended October 31, 2023, the Company sold a total of approximately $180,900 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, including approximately $115,440 of products purchased from the Company that were attributable to the medical practice owned by Dr. George Shapiro the Company’s Chief Medical Officer and a member of the board of directors. Dr. Shapiro also has an indirect economic interest in the parent company that owns the MSO.

For the year ended October 31, 2022, the Company sold a total of approximately $702,100 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, including $207,072 of products purchased from the Company that were attributable to the medical practice owned by Dr. George Shapiro the Company’s Chief Medical Officer and a member of the board of directors. Dr. Shapiro also has an indirect economic interest in the parent company that owns the MSO. For the year ended October 31, 2022, the total amount of sales of products to the medical practice owned by Dr. Allen Meglin, a member of the board of directors until August 2022 and to customers related to Mr. Michael Carbonara, a member of the board of directors until August 2022 totaled $20,820 and $101,715, respectively.

At Closing, the Company and each of Albert Mitrani (a former executive of the Company) and Dr. Mari Mitrani (a former executive of the Company) agreed to forego unpaid salary amounts as of the date of the Closing in the amount of $430,200 and $563,455 (reduced for $22,500 of security deposits that were retained by Mariluna LLC upon termination of leases), respectively. At Closing, Ian Bothwell waived all unpaid and accrued compensation in the amount of $1,043,478, in exchange for ten-year warrants to purchase 150,000 Shares at an exercise price of $4.00 per share, exercisable on a “cashless basis” and a cash payment of $50,000 at Closing. At Closing, Dr. George Shapiro terminated his consulting arrangement with the Company and waived all unpaid consulting fee obligations in the amount of $139,500 in exchange for ten-year warrants to purchase 15,750 Shares at an exercise price of $4.00 per share, exercisable on a “cashless basis.”

During June 2022, Albert Mitrani, a former executive of the Company, made a capital contribution of $250,000 to the Company. The proceeds were used for working capital.

During the year ended October 31, 2023, the Company invested $100,000 in cash (representing a 10% equity interest at the time of the investment) in the non-marketable equity securities of a privately held skin-care formulator (“Formulator”). At the time of the investment, both Greyt Ventures, LLC and Skycrest Holdings, LLC, principal shareholders in the Company, each owned a 20% interest in the Formulator. In addition, Mr. Robert Smoley, a consultant and advisor to the Company is also the Chief Operating Officer of the Formulator. In addition, the Company’s CMO was granted an option to acquire up to 200,000 membership interests in the Formulator, of which 100,000 vested immediately and the remaining $100,000 will vest based on future sales of the Formulator attributed to the CMO. The option price is $20,000 for the 200,000 membership interests (see Note 7).

At October 31, 2023 and October 31, 2022, advances payable to an affiliate of a former executive were $220,897. The advances are non-interest bearing and there are no formal arrangements regarding the repayment of the advances.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	October 31, 2023	October 31, 2022
Accrued payroll related liabilities	$666,924	$666,780
Lab equipment and supplies payables	407,183	477,255
Clinical trial and research payables	675,284	312,711
Legal fees payables	478,810	328,121
Other professional fees payables	81,135	90,993
Accrued IRS penalty (Note 12)	86,319	83,684
Accrued commissions payable	101,627	39,675
Construction payables	9,317	5,474
Other payables and accrued expenses	105,370	373,838
Total Accounts Payable and Accrued Expenses	$2,611,969	$2,378,531

NOTE 11 – NOTES PAYABLE

	October 31, 2023	October 31, 2022
SPA 22	$-	$600,000
SPA 23	-	-
Convertible Promissory Notes	725,000	-
Unamortized discount	(68,147)	(36,889)
Total Notes Payable	$656,853	$563,111

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

Promissory Note – SPA 22

On January 11, 2022, the Company entered into a Securities Purchase Agreement (“SPA 22”) with AJB Capital Investments, LLC (“Purchaser”) pursuant to which we sold a promissory note in the principal amount of $600,000 (“Promissory Note”) to the Purchaser in a private transaction for a purchase price of $540,000 (giving effect to original issue discount of $60,000). The Promissory Note was initially due on July 11, 2022, and was extended by the Company for an additional six-month period (“Extension”). The Promissory Note bears interest at a rate of 10% per annum for the first six months, payable monthly, and 12% per annum thereafter, payable monthly. The Promissory Note matured on January 11, 2023 and the Promissory Note was paid in full.

Pursuant to the terms of the SPA 22, the Company paid a commitment fee to the Purchaser in the amount of $123,000 (“Initial Commitment Fee”) in the form of 15,385 shares of the Company’s common stock (“Initial Commitment Fee Shares”) valued at $8.00, the closing price of the common stock of the Company on the closing date. In addition, in connection with the Extension, the Company paid an additional commitment fee to the Purchaser in the amount of $33,231 in the form of an additional 7,692 shares of its common stock (“Additional Commitment Fee Shares,” and together with the Initial Commitment Fee Shares, collectively, “Commitment Fee Shares”) valued at $4.32, the closing price of the common stock of the Company on the Extension date.

Pursuant to the terms of the SPA 22, in the event that by the earlier of the first anniversary of repayment of the Promissory Note by the Company or the date that the Purchaser has sold all of the Commitment Fee Shares (“True-Up Date”), the Purchaser has not generated the amount of $300,000 from public sales of the Commitment Fee Shares, the Company shall either pay the amount of any such shortfall either (i) by issuing additional shares of our common stock at a price equal to the VWAP for the common stock during the five (5) trading day period prior to the True-up Date (“Conversion Price”); or (ii) in cash, in which case, the Company shall repurchase any unsold Commitment Fee Shares then held by the Purchaser for such shortfall amount (“Commitment Fee Shortfall Obligation”).

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

For the year ended October 31, 2023 and 2022, $36,889 and $323,111, respectively, of the total discounts recorded in connection with the issuance of the Promissory Note have been amortized.

At February 10, 2023, the date that the Company received notice to repay the Commitment Fee Shortfall Obligation (see below) and October 31, 2022, the fair value of the Commitment Fee Shares was approximately $76,200 (valued at $3.30 the closing price of the common stock of the Company on February 10, 2023) and approximately $125,500 (valued at $5.44 the closing price of the common stock of the Company on October 31, 2022), respectively. The Company recorded an increase in the Commitment Fee Shortfall Obligation in the amount of $49,384 for the year ended October 31, 2023. The Company recorded an increase in the Commitment Fee Shortfall Obligation in the amount of $30,692 for the year ended October 31, 2022.

On February 10, 2023, the Company received a notice from the Purchaser that it had sold all of the Commitment Fee Shares and that the Commitment Fee Shortfall Obligation of $187,519 was due. The Company elected to satisfy the obligation through the issuance of 58,600 shares of common stock based on a Conversion Price as defined in the SPA 22 of $3.20 per share, which resulted in a reduction of $30,468 from the Commitment Fee Shortfall Obligation recorded as of February 10, 2023.

The total Commitment Fee Shortfall Obligation at October 31, 2023 and October 31, 2022 was $0 and $174,462, respectively.

Promissory Note – SPA 23

On March 6, 2023, the Company entered into another Securities Purchase Agreement (“SPA 23”) with the Purchaser, pursuant to which we sold a promissory note in the principal amount of $530,000 (“Note”) to the Purchaser in a private transaction for a purchase price of $519,400 (giving effect to original issue discount of $10,600). In connection with the sale of the Note, the Company also paid the Purchaser’s legal fees and due diligence costs of $15,000, resulting in net proceeds to the Company of $504,400, which will be used for working capital and other general corporate purposes. The Note bears interest at the rate of 12% per annum. The Note matured on September 6, 2023 and was paid in full.

Pursuant to the terms of the SPA 23, the Company paid a commitment fee to the Purchaser (“Commitment Fee”) in the form of 75,000 shares of the Company’s common stock (“Commitment Fee Shares”) and issued the Purchaser a Warrant exercisable for a five-year period to purchase up to 50,000 shares of our common stock at a price of $12.00 per share (“Warrant Shares”).

Upon the closing, the Company recorded a discount of the Promissory Note in the amount of $308,000, consisting of the original issue discount of $10,600, transaction fees of $15,000, the fair value of the Commitment Fee Shares of $169,500 and the fair value of the Warrant Shares of $113,000.

The discount is being amortized over the term of Note. For the year ended October 31, 2023, $308,000 of the total discounts recorded in connection with the issuance of the Note have been amortized.

Pursuant to the terms of the SPA 23, the Company granted certain piggyback registration rights under the Securities Act of 1933, as amended with respect to the Conversion Shares, the Warrant Shares and the Commitment Fee Shares.

Convertible Promissory Notes

During the period August 2023 through September 2023, the Company sold 2.9 Units (“Units”) to 4 investors in a private offering at a purchase price of $250,000 per Unit for an aggregate purchase price of $725,000. Each Unit consists of (a) a $250,000 in principal amount 8% Convertible Promissory Note due September 30, 2026 (“Convertible Promissory Note”); and (b) 7,813 common stock purchase warrants (the “Warrants”), each entitling the holder to purchase one share of common stock, $0.001 par value (“Shares”) at an exercise price of $20.00 for a period of five years from the date of issuance.

Interest on the Convertible Promissory Notes are payable annually and together with the principal amount on the Maturity Date.

The Convertible Promissory Notes may be prepaid by the Company, in whole, but not in part, at any time prior to the Maturity Date, subject to payment of a premium of 10%, provided that the Company gives the holders fifteen (15) business notice prior to prepayment, during which period, Investors may elect to convert the Notes and accrued but unpaid interest thereon into Shares at a conversion price equal to 80% of the average of the daily VWAP of the Shares (as defined in the Note) for twenty consecutive (20) trading days ending on the date the Company gives the holders of the Convertible Promissory Notes notice of prepayment.

Holders of the Convertible Promissory Notes will have the right, at any time during the period commencing on April 1, 2024 and ending on the earliest to occur of the Maturity Date, the date of a Prepayment or the date of an automatic conversion, to convert the Convertible Promissory Note in whole, but not in part, and accrued interest thereon into Shares at a conversion price equal to 80% of the average of the daily VWAP of the Shares (as defined in the Convertible Promissory Note) for twenty consecutive (20) trading days ending on the date the investor gives the Company a notice of conversion, subject to a minimum conversion price of $6.00 per Share.

In addition, the Convertible Promissory Notes and accrued but unpaid interest thereon will automatically convert into Shares in the event that prior to the Maturity Date, the Company consummates a “Qualified Financing” or a “Qualified Sale” (as defined in the Convertible Promissory Note) at a conversion price equal to 80% of the offering price of Shares sold in the Qualified Financing or 80% of the purchase price per Share to be received by stockholders following consummation of a Qualified Sale.

The fair value of the Warrants issued was $80,469. The Company has recorded a discount of the Promissory Note in the amount of $72,430, representing the allocable fair market value of the Note and the warrants. The discount is being amortized over the term of Note. For the year ended October 31, 2023, $4,284 of the discounts recorded in connection with the issuance of the Note have been amortized, resulting to unamortized debt discount of $68,146 as of October 31, 2023.

The securities were offered and sold in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemptions from registration afforded by Rule 506(b) of Regulation D under the Securities Act.

NOTE 12 – INCOME TAXES

The Company files a consolidated federal income tax return that includes all of its subsidiaries. For the years ended October 31, 2023 and 2022, the Company incurred operating losses, and therefore, there was not any current income tax expense amount recorded during those periods.

The consolidated provision for income taxes for October 31, 2023 and 2022 consists of the following:

	Year Ended October 31, 2023	Year Ended October 31, 2022
Current:
Federal	$-	$-
State	-	-
Current Income Tax Expense (Benefit)	$-	$-
Deferred:
Federal	$(385,315)	$4,405,121
State	(349,335)	1,079,723
Deferred Income Tax Expense (Benefit)	(734,650)	5,484,844
Change in Valuation Allowance	734,650	(5,484,844)
Income tax provision	$-	$-

Effective tax rates differ from the federal statutory rate of 21% for 2023 and 2022 applied to income before income taxes. A reconciliation of the U.S. federal statutory tax amount to the Company’s effective tax amount is as follows:

	October 31, 2023	October 31, 2022
Tax at federal statutory rate	$(1,467,209)	$(1,868,277)
State taxes, net of federal benefit	(349,335)	(386,555)
Permanent differences	-	400,100
Stock-based compensation	834,282	6,609,802
Executive Forgiveness of employment obligations In connection with Restructuring	-	480,109
Other	247,612	249,665
Total income tax expense (benefit)	(734,650)	5,484,844
Change in valuation allowance	734,650	(5,484,844)
Income tax provision	$-	$-

The Company had a federal net operating loss carryover of $17,196,794 as of October 31, 2023, of which 80% is available to offset future taxable income indefinitely. The Company had state net operating loss carryovers of $12,025,813 of which $6,554,845, carryover indefinitely and the balance expires in varying amounts through 2042.

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities for the Company were as follows:

	October 31, 2023	October 31, 2022
Deferred Tax Assets:
Stock based compensation	$1,636,853	$798,239
Net operating loss carryforward-Federal	3,611,327	3,002,402
Net operating loss carryforward-State	617,525	396,530
Other	-	1,477
Total deferred tax assets:	5,865,705	4,198,648
Deferred Tax Liabilities:
Property and equipment	309,260	302,447
Total deferred tax liabilities:	309,260	302,447

Valuation Allowance	(5,556,445)	(3,896,201)
Net deferred tax assets	$-	$-

FASB ASC 740 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At October 31, 2023 and October 31, 2022, the net deferred tax asset was offset by a full valuation allowance.

Pursuant to Code Sec. 382 of the Internal Revenue Code (“the Code”), the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three-year period. The Company may be subject to such limitation.

IRS Penalties

The Company’s income tax returns for the periods since inception through the tax year ended October 31, 2015 were not filed with the Internal Revenue Service (“IRS”) until August 2017 (“Delinquent Filed Returns”). The Company’s income tax returns for the tax year ended October 31, 2016 were filed with the IRS during December 2017. In connection with the Delinquent Filed Returns, during the period September 2017 through October 2017, the Company received notices that it was being assessed approximately $90,000 of penalties, plus interest (“IRS Penalties”), in connection with the late filing of certain information returns that were included as part of the Delinquent Filed Returns. In connection with the notices, the IRS indicated its intent to levy property of the Company if the IRS penalties were not paid as required. During January 2018, the Company requested from the IRS an abatement of the IRS penalties based on reasonable cause. During April 2018, the IRS notified the Company that the IRS penalties for the tax year ended 2011 of $20,000, plus interest, were abated and the request for abatement for the IRS penalties for the tax years ended 2012 – 2015 were denied. The Company is currently appealing the initial determination by the IRS to exclude the IRS penalties for the tax years 2012-2015 in its consideration of abatement and filed a “Request for Collection Due Process Equivalent Hearing” (“Request”) in September 2021. A hearing was held on June 28, 2022 and the Company is awaiting the IRS’ determination. During the period that the Request is being reviewed and processed by the IRS, the IRS has agreed to put a hold on taking any levy action against the Company for the remaining amounts of the IRS Penalties that are still outstanding. In connection with the notices, the Company has accrued $86,319 and $83,684 of accrued tax penalties and interest on the balance sheet as of October 31, 2023 and October 31, 2022, respectively.

NOTE 13 – CAPITAL STOCK

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

On August 17, 2022, the Company filed a Certificate of Designation for a newly created Series C Non-Convertible Preferred Stock consisting of 100 shares, $0.001 par value of authorized but unissued preferred stock of the Company (“Series C Preferred Shares”).

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

Common Stock

On November 7, 2023, the Company filed a certificate of amendment to its Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-two-hundred basis. The reverse stock split was effective with FINRA on November 28, 2023 (the “Reverse Split”). The par value of the Company’s common stock was unchanged at $0.001 per share after the Reverse Split.

Issuances of Common Stock - Sales:

In November 2021, the Company sold an aggregate of 40,000 shares of common stock to one “accredited investor” at $10.00 per share for an aggregate purchase price of $400,000. The proceeds were used for working capital.

In January 2022, the Company sold an aggregate of 3,333 shares of common stock to one “accredited investor” at $6.00 per share for an aggregate purchase price of $20,000. The purchase price was paid through an offset of an outstanding balance owed by the Company to the investor at the time of the sale of $20,000.

In February 2022, the Company sold an aggregate of 41,667 shares of common stock to one “accredited investor” at $6.00 per share for an aggregate purchase price of $250,000. The proceeds were used for working capital.

During August 2022, in connection with the Closing, the Company sold an aggregate of 1,000,000 shares of common stock to several “accredited investors” at $4.00 per share for an aggregate purchase price of $4,000,000. The proceeds are being used for working capital.

During August 2022 and September 2022, the Company sold an aggregate of 327,500 shares of common stock to four “accredited investors” at $8.00 per share for an aggregate purchase price of $2,620,000. The proceeds are being used for working capital.

Issuances of Common Stock – Stock Based Compensation:

In connection with agreements entered into with two former sales executives (“Sales Executives”), the Sales Executives were each granted 5,000 shares of unregistered common stock of the Company (“Execution Shares”) valued at $7.00 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $35,000 of stock-based compensation expense on the grant date for each issuance. In addition, each of the Sales Executives received 45,000 of unregistered common stock of the Company (“Performance Shares”) (cumulative aggregate total 90,000 Performance Shares issued). On June 30, 2022, the Sales Executives agreements were terminated (see Note 15). The Company recorded stock-based compensation expense for the year ended October 31, 2022 of $149,100.

Effective March 29, 2021, the Company and Assure Immune L.L.C (“Consultant”) executed an amendment of the Consultant’s Agreement, whereby the Company issued to the Consultants 100,000 shares of unregistered common stock (“Shares”) valued at $12.28 per share, the closing price of the common stock of the Company on the grant date. The Company amortized the costs associated with this issuance of $1,228,000 over the remaining term of the Consultant’s Agreement expiring March 30, 2023. The shares issued vested 50% as of the date of the Amendment and the remaining 50% vested on December 31, 2021. The Company recorded a total of $614,000 of stock-based compensation expense during the year ended October 31, 2022, respectively (see Note 15).

On August 9, 2021, the Company entered into an additional consulting agreement with a third party to provide consulting services in connection with the development of international research and development, sales and distribution and financing opportunities for a period of six months. The 10,000 shares of fully vested unregistered common stock issued to the consultant under the new agreement were valued at $185,400 (valued at $18.60 per share, the closing price of the common stock of the Company on the effective date of the agreement). The Company recorded $92,700 of stock-based compensation expense during the year ended October 31, 2022, based on the grant date fair value of these shares amortized over the term of the agreement.

During February 2021, the Company entered into a consulting agreement with a third party to provide consulting services for a one-year period. As consideration for agreeing to provide consulting services to the Company, the Company agreed to issue the consultant 2,500 shares of unregistered common stock upon completion of the three-month anniversary of the agreement. The shares issued were valued at $19.00 per share, the closing price of the common stock of the Company on the effective date of the agreement, totaling $47,500. The Company amortized the costs associated with the issuance over the term of the agreement. The Company amortized $11,875 of stock-based compensation expense during the year ended October 31, 2022.

On June 4, 2021, the Company and a former employee agreed to amendment of the employee’s employment agreement. Under the terms of the amendment, the employee agreed to extend the term of the agreement through December 31, 2022 and the Company agreed to grant the employee 5,000 shares of common stock of the Company to vest upon execution of the amendment (valued at $27.20 per share, the closing price of the common stock of the Company on the grant date). The total value of the stock granted in connection with the amendment of $136,000 will be amortized beginning June 4, 2021 over the remaining term of the agreement. On October 31, 2022, the parties mutually agreed to terminate the employee’s employment agreement. The Company recorded $100,211 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2022.

On December 27, 2021, the Company and an employee agreed to an amendment of the employee’s employment agreement. Under the terms of the amendment, the employee agreed to extend the term of the agreement through December 31, 2024 and the Company agreed to increase the employee’s annual salary from $180,000 per year to $210,000 per year effective January 1, 2022. In connection with the amendment, the Company agreed to grant the employee 5,000 shares of common stock of the Company to vest quarterly over the remaining term of the agreement (valued at $5.80 per share, the closing price of the common stock of the Company on the grant date). The total value of the stock granted in connection with the amendment was $29,000 which will be amortized over the remaining term of the agreement. The Company recorded $22,958 of stock-based compensation during the year ended October 31, 2022 in connection with these shares.

On March 17, 2022, the Company entered into a consulting agreement with a third party to assist the Company with certain services associated with the implementation of the PPX™ service platform as well as other customary day to day activities as reasonably requested. The term of the agreement expired on September 30, 2022 (“Initial Term”). As consideration for agreeing to provide consulting services to the Company during the Initial Term, the Company agreed to issue the consultant 35,000 shares of unregistered common stock. The shares issued were valued at $3.60 per share, the closing price of the common stock of the Company on the effective date of the agreement, totaling $126,000. The Company will amortize the costs associated with the issuance over the Initial Term of the agreement. The Company amortized $126,000 of stock-based compensation expense during the year ended October 31, 2022.

On June 9, 2022, the Company entered into a consulting agreement with a company affiliated with Mr. Sinnreich in connection with past and future consulting and advisory services to be provided to the Company. In connection with the consulting agreement, for the months of June 2022 and July 2022, the Company issued the consultant 8,500 shares and 10,000 shares of unregistered common stock valued at $3.80 per share and $2.70 per share, the closing price of the common stock of the Company on June 9, 2022 and July 1, 2022, respectively. All of the shares granted vested immediately on the date of grant. The Company recorded $59,300 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2022.

On July 21, 2022, in connection with the Term Sheet, Mr. Sinnreich was issued 50,000 shares of restricted common stock that vested immediately upon issuance. The shares issued were valued at $6.80 per share, the closing price of the common stock of the Company on the effective date of the Term Sheet, totaling $343,000. The Company recorded $343,000 of stock-based compensation expense during year ended October 31, 2022.

On July 21, 2022, in connection with the Term Sheet, during the first year of the Initial Term, Mr. Sinnreich was to be compensated by the issuance of 120,000 shares of Organicell’s common stock upon execution of the Term Sheet, which shall vest pro-rata in equal monthly installments of 10,000 shares each. The shares issued were valued at $6.80 per share, the closing price of the common stock of the Company on the effective date of the Term Sheet, totaling $823,200. On November 22, 2022, Mr. Sinnreich resigned from the Company. The Company amortized the costs associated with the issuance through the date of Mr. Sinnreich’s termination. For the year ended October 31, 2023 and 2022, a total of 7,233 and 33,534 shares, respectively, had vested and the Company recorded $49,618 and $228,353 of stock-based compensation expense during the years ended October 31, 2023 and 2022, respectively.

On August 18, 2022, the Company entered into a consulting agreement with a third party to provide strategic marketing and digital marketing services for a minimum period of six months. As consideration for agreeing to provide consulting services to the Company, the Company will pay the consultant $15,000 per month and issued the consultant 12,500 shares of unregistered common stock valued at $4.82 per share, the closing price of the common stock of the Company on the effective date of the agreement. All of the shares granted vested immediately on the date of issuance. The Company will record $60,250 of stock-based compensation expense based on the grant date fair value of these shares during the term of the consulting agreement. The Company recorded $35,146 and $25,104 of stock-based compensation expense during the years ended October 31, 2023 and 2022, respectively.

On December 1, 2022, the Company granted 750 shares of common stock to an employee as provided for in the employment agreement valued at $6.00 per share, the closing price of the common stock of the Company on the grant date. The Company recorded $4,500 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2023.

On December 29, 2022, the Company agreed to issue 25,000 shares of common stock to a service provider in exchange for the provider providing discounts of 10% on all services provided retroactive to August 2022. The common stock granted was valued at $100,000 based on the closing price of the common stock of the Company on the date of the agreement of $4.00 per share. The Company recorded $100,000 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2023.

Equity Line Of Credit Commitment:

During November 2021, the Company entered into an term sheet agreement with Tysadco Partners LLC, a Delaware limited company (“Tysadco”) whereby Tysadco agreed to provide the Company with a $10,000,000 equity line of credit facility (“ELOC”), subject to many conditions including the Company determining to proceed with the ELOC, approval and execution of definitive agreements for the ELOC and the Company subsequently filing a registration statement covering the underlying shares to be sold under the ELOC. The Company was not obligated to proceed with the ELOC or file a registration statement for the ELOC. In connection with the above, Tysadco agreed to purchase 35,000 restricted common shares of the Company priced at $10.00 per share ($350,000) upon such time that the Company initially files the registration statement for the ELOC. In connection with the above, the Company agreed to pay a commitment fee to the investor in the amount of 15,000 shares of common stock of the Company fully vested (valued at $13.40 per share, the closing price of the common stock of the Company on the date of the agreement). The Company recorded $201,000 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2022.

On September 1, 2022, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Tysadco and a Registration Rights Agreement (the “Registration Rights Agreement”) with Tysadco.

Pursuant to the Purchase Agreement, Tysadco committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 worth of the Company’s common stock (the “Commitment”), over a period of 24 months from the effectiveness of the registration statement registering the resale of shares purchased by Tysadco pursuant to the Purchase Agreement (the “Registration Statement”). Pursuant to the terms of the Registration Rights Agreement, the Company was obligated to use its commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission within thirty (30) days after the date of such agreement, to register the resale by Tysadco of the shares of common stock issuable under the Purchase Agreement. On September 2, 2022, the Company filed the required registration statement and on October 24, 2022, the Registration Statement was declared effective (“Registration”).

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

Pursuant to the Purchase Agreement, on December 2, 2022, the Company submitted a put request to Tysadco to purchase 22,282 registered shares at a purchase price of $4.49, for a total of $100,000 (“Put Request”). On December 5, 2022, Tysadco funded the Put Request and the Company issued 22,282 shares to Tysadco. The proceeds from the share sale were used for working capital and general corporate purposes.

Due to overall market conditions, the Company determined that it would not seek to obtain additional financing through the ELOC Purchase Agreement and the ELOC Registration lapsed and is no longer effective and the Company can no longer receive additional fundings pursuant to the ELOC.

Shares Issued - Promissory Note – SPA 22:

As described in Note 11, in connection with the issuance of the Promissory Note on January 11, 2022, the Company issued the Purchaser’s 15,385 commitment shares valued at $123,000. In addition, in connection with the Extension on July 11, 2022, the Company issued the Purchaser an additional 7,692 commitment shares valued at $33,231.

Shares Issued – SPA 23:

As described in Note 11, in connection with the issuance of the Note on March 6, 2023, the Company issued the Purchaser’s 75,000 commitment shares of the Company’s common stock valued at $169,500 based on the closing price of the common stock of the Company on the date of the agreement of $2.26 per share.

Shares Issued – Amendment of consulting agreement:

On August 19, 2022 the Company and a consultant (“Consultant”) agreed to an amendment to the consulting agreement whereby the Consultant was issued 25,000 shares of common stock of the Company and received a $20,000 cash payment in exchange for satisfaction of approximately $210,000 in outstanding consulting fees due to the Consultant up through August 31, 2022. The parties also agreed to the reduction of future fees payable to the Consultant from $40,000 per month to $15,000 per month for the period September 2022 through March 2023.

The shares issued were valued at $4.70 per share, the closing price of the common stock of the Company on the effective date of the settlement, totaling $117,500. The Company recorded a gain of $72,500 for the year ended October 31, 2022 in connection with the settlement, representing the difference in the fair value of the shares issued and the amount of obligations settled.

Shares Issued – Settlement of Litigation:

As described in Note 15, during April 2022 the Company settled a lawsuit whereby the Company paid LAE $45,000 in cash and 10,000 shares of restricted common stock of the Company. The shares issued were valued at $4.38 per share, the closing price of the common stock of the Company on the effective date of the settlement, totaling $43,800.

Shares Repurchased – Settlement of Litigation:

As described in Note 15, effective October 13, 2022, the Company settled a lawsuit by agreeing to repurchase 124,000 shares of common stock for $500,000 which was recorded as a liability at October 31, 2022. The shares repurchased were transferred to the Company on February 2. 2023 and redeposited back into the Company’s treasury of authorized and unissued shares on February 3, 2023.

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

Pursuant to the MCPP, a total of 1,712,500 shares have been issued. On October 29, 2021, the MCPP (but not Awards of unexchanged shares of our common stock) was terminated.

In connection with the Closing, the Company and each of the grantees of awards authorized but not yet issued under the MCPP (“Awards”) agreed to waive and terminate their respective Awards.

2021 Plan and Share Exchange Agreement

In September 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, and Performance Shares (an “Award”) to any person who is an employee or director of, or consultant to the Company. The maximum aggregate number of shares that may be issued pursuant to all Awards was 1,250,000 shares. On June 6, 2023, the Company’s approved an increase in the number of shares of the Company’s common stock reserved for issuance under the Company’s 2021 Plan from 1,250,000 shares to 2,500,000 shares.

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

As of October 31, 2023, a total of 900,500 shares of our common stock (net of 181,500 shares of our common stock redeposited for future issuance) that have been awarded under the 2021 Plan remain issued and outstanding.

As of October 31, 2022, a total of 417,000 shares of our common stock were awarded and remained issued and outstanding under the 2021 Plan.

Unvested Equity Instruments:

A summary of unvested equity instruments outstanding for the years ended October 31, 2023 and 2022 are presented below:

	Number of Nonvested Shares	Weighted- Average Grant Date Value
Outstanding at October 31, 2022	499,216	$11.35
Non-Vested Shares Granted	-	$-
Vested	169,983	$12.19
Expired/Forfeited	229,233	$10.35
Outstanding at October 31, 2023	100,000	$12.20

	Number of Nonvested Shares	Weighted- Average Grant Date Value
Outstanding at October 31, 2021	419,222	$12.34
Non-Vested Shares Granted	129,500	$6.86
Vested	49,506	$7.98
Expired/Forfeited	-	$-
Outstanding at October 31, 2022	499,216	$11.35

As of October 31, 2023, there was no unamortized compensation cost related to nonvested awards.

As of October 31, 2022, the total compensation cost related to nonvested awards not yet recognized and the weighted-average period over which such costs are expected to be recognized was $855,030 and 7.0 months, respectively.

NOTE 14 – WARRANTS

A summary of warrant activity for the years ended October 31, 2023 and 2022 are presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2022	2,149,000	$4.52	9.63	$2,440,110
Granted	737,656	$3.57	5.00	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(315,000)	$6.62	8.46	$-
Outstanding at October 31, 2023	2,571,656	$3.99	7.50	$-
Exercisable at October 31, 2023	1,959,365	$4.45	8.33	$-

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2021	47,500	$6.11	6.90	$289,500
Granted	2,101,500	$4.48	10.0	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding at October 31, 2022	2,149,000	$4.52	9.63	$2,440,110
Exercisable at October 31, 2022	1,940,242	$4.37	9.62	$2,403,058

On July 21, 2022, the Company issued Mr. Sinnreich (a former executive) a cashless warrant to purchase an aggregate of 200,000 shares of common stock in connection with Mr. Sinnreich’s employment agreement. The warrant is exercisable for $6.80 per share (the closing price of the Company’s common stock on the date of grant), until the tenth anniversary date of the date of issuance. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.91%, (2) term of 10 years, (3) expected stock volatility of 144%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued was $1,332,000. The Company recorded $1,332,000 of stock-based compensation expense for the year ended October 31, 2022 based on the fair value of these warrants on the grant date.

At Closing, the Company also entered into 36-month consulting agreements with each of Skycrest and Greyt (each, a “Consulting Agreement,” and collectively, the “Consulting Agreements”), pursuant to which (a) Skycrest and Greyt will provide certain advisory services to the Company as more fully set forth therein; and (b) Skycrest and Greyt are being compensated for their services by the Company issuing to each of them at closing ten (10) year-warrants to purchase 750,000 Shares at an exercise price of $4.00 per Share (the “Consulting Agreement Warrants”), which Warrants are exercisable on a “cashless” basis. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.91%, (2) term of 10 years, (3) expected stock volatility of 144%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued to Skycrest and Greyt was $2,940,000 and $2,940,000, respectively. The Company will amortize the costs associated with warrants issued over the term of the Consulting Agreement. The Company recorded $1,960,000 and $408,333 of stock-based compensation expense for the year ended October 31, 2023 and 2022, respectively, based on the fair value of these warrants on the grant date.

At Closing, Ian Bothwell waived all unpaid and accrued compensation except for four unpaid base salary payments outstanding as of July 31, 2022, in exchange for ten-year warrants to purchase 150,000 Shares at an exercise price of $4.00 per Share, exercisable on a “cashless basis” and a cash payment of $50,000 at Closing. All of the warrants vested immediately. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.91%, (2) term of 10 years, (3) expected stock volatility of 144%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued to Mr. Bothwell was $588,000 which amount was applied towards the amount of unpaid and accrued compensation. The remaining balance of unpaid and accrued compensation that was forgiven by Mr. Bothwell totaling $455,478 was recorded as additional paid in capital as of October 31, 2022 (see Note 15).

At Closing, Dr. George Shapiro terminated his consulting arrangement with the Company and waived all unpaid consulting fee obligations in exchange for ten-year warrants to purchase 15,750 Shares at an exercise price of $4.00 per Share, exercisable on a “cashless basis.” All of the warrants vested immediately. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.91%, (2) term of 10 years, (3) expected stock volatility of 144%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants issued to Dr. Shapiro was $61,740 which amount was applied towards the amount of unpaid and accrued compensation, The remaining balance of unpaid and accrued compensation that was forgiven by Dr. Shapiro totaling $77,760 was recorded as additional paid in capital as of October 31, 2022 (see Note 15).

During August 2022, the Company entered into five separate consulting and employment agreements providing for the issuance of ten-year warrants to purchase an aggregate of 205,750 Shares at exercise prices ranging from $4.80 to $6.00 per Share, exercisable on a “cashless basis”. The warrants vest over the term of the agreements that range for 6 months to 2 years. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rates between 2.60% - 3.05%, (2) term of 10 years, (3) expected stock volatility of 143%, and (4) expected dividend rate of 0%. The grant date aggregate fair value of all the warrants issued was $1,122,075. The Company recorded an aggregate of $237,638 and $133,363 of stock-based compensation expense for the years ended October 31, 2023 and 2022, respectively, based on the fair value of these warrants on the grant date.

During September 2022, each of the five non-executive directors (other than the Chairman) were granted the right to be party to a Director’s Service Agreement. Pursuant to that agreement, non-employee directors will be compensated for their services by the annual issuance of warrants to acquire up to 5,000 shares of the Company’s common stock at an exercise price of $8.80 (the fair market value of the common stock as of the date of grant, exercisable for a period of ten (10) years from the date of grant (“Director Warrants”). The Director Warrants shall be and shall vest in equal monthly installments of 416.67 shares, subject to continued service by the director as a member of the board of directors. The agreement will also provide for indemnification of directors to the fullest extent permitted by Nevada law. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 3.69%, (2) term of 10 years, (3) expected stock volatility of 143%, and (4) expected dividend rate of 0%. The grant date fair value of each warrant issued was $43,200 (aggregate total of $216,000). The Company recorded an aggregate of $160,373 and $23,079 of stock-based compensation expense for the years ended October 31, 2023 and 2022, respectively, based on the fair value of these warrants on the grant date.

Effective August 1, 2022, the Company entered into a one-year consulting agreement with a third party to provide strategic advice, assistance with implementation of new business strategies and overall advice concerning the Company’s business goals and objectives. The consultant received compensation in the form of a warrant to acquire up to 5,000 shares of the Company’s common stock at an exercise price of $6.60 (the fair market value of the common stock as of the date of grant, exercisable for a period of ten (10) years from the date of grant and exercisable on a “cashless basis.” The warrant shall vest in equal monthly installments. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 2.60%, (2) term of 10 years, (3) expected stock volatility of 143%, and (4) expected dividend rate of 0%. The grant date fair value of the warrant issued was $32,700. The Company will record stock-based compensation expense during the term of the agreement based on the fair value of these warrants on the grant date. The Company recorded $24,525 and $8,175 of stock-based compensation expense for the years ended October 31, 2023 and 2022, respectively.

As described in Note 11, in connection with the issuance of the Note on March 6, 2023, the Company issued the Purchaser’s 50,000 commitment Warrant Shares exercisable for a five-year period at a price of $12.00 per share. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 3.98%, (2) term of 5 years, (3) expected stock volatility of 169%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued was $113,000. The Company recorded $113,000 as a loan discount which was amortized over the term of the Note.

As described in Note 15, effective June 1, 2023, the Company issued Dr. Leider a warrant to purchase an aggregate of 285,000 shares of common stock in connection with Dr. Leider’s employment agreement. The warrant is exercisable for $2.40 per share (the closing price of the Company’s common stock on the date of grant), until the fifth anniversary date of the date of issuance. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 3.7%, (2) term of 5 years, (3) expected stock volatility of 168%, and (4) expected dividend rate of 0%. The warrant vests in equal quarterly installments over a three-year period. The grant date fair value of the warrants issued was $684,000. The Company recorded $95,000 of stock-based compensation expense for the year ended October 31, 2023 based on the fair value of these warrants on the grant date.

As described in Note 15, effective June 1, 2023, the Company issued Dr. Golub a warrant to purchase an aggregate of 250,000 shares of common stock in connection with Dr. Golub’s employment agreement. The warrant is exercisable for $2.40 per share (the closing price of the Company’s common stock on the date of grant), until the fifth anniversary date of the date of issuance. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 3.7%, (2) term of 5 years, (3) expected stock volatility of 168%, and (4) expected dividend rate of 0%. The warrant vests in equal quarterly installments over a one-year period. The grant date fair value of the warrants issued was $600,000. The Company recorded $250,000 of stock-based compensation expense for the year ended October 31, 2023 based on the fair value of these warrants on the grant date.

As described in Note 15, effective July 12, 2023, the Company issued Ms. Swartz a warrant to purchase an aggregate of 130,000 shares of common stock in connection with Ms. Swartz’s employment agreement. The warrant is exercisable for $2.28 per share (the closing price of the Company’s common stock on the date of grant), until the fifth anniversary date of the date of issuance. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 4.1%, (2) term of 5 years, (3) expected stock volatility of 167%, and (4) expected dividend rate of 0%. The warrant vests over a three-year period. The grant date fair value of the warrants issued was $296,400. The Company recorded $28,817 of stock-based compensation expense for the year ended October 31, 2023 based on the fair value of these warrants on the grant date.

As described in Note 11, during the period August 2023 through September 2023, the Company sold 2.9 Units (“Units”) to 4 investors in a private offering at a purchase price of $250,000 per Unit for an aggregate purchase price of $725,000. Each Unit consists of (a) a $250,000 in principal amount 8% Convertible Promissory Note due September 30, 2026 (the “Note”); and (b) 7,813 common stock purchase warrants (the “Warrants”), each entitling the holder to purchase one share of common stock, $0.001 par value (“Shares”) at an exercise price of $20.00 for a period of five years from the date of issuance.

As of October 31, 2023, there was approximately $4,881,000 of unamortized compensation associated with warrants outstanding as of October 31, 2023 that will be amortized over their respective remaining service periods.

All stock compensation expense is classified under general and administrative expenses in the consolidated statements of operations.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Skincare Agreement

In September 2022, the Company entered into a joint development agreement and supply agreement with a third-party supplier (“Supplier”) that develops and manufactures various devices and related equipment and consumables used in the skincare industry (“Skincare Agreement”) that are marketed and sold directly and/or through its affiliates or third parties, in the United States of America and in most major international markets. Under the terms of the Skincare Agreement, the Company was obligated to provide and the Third Party was obligated to purchase a minimum volume of raw material ingredient (“Ingredient”) from the Company to be used as part of formulations in exclusive biologic topical products (“Products”) to be marketed and sold by Supplier during the first year of the Agreement in the amount of $167,000 (“Minimum Purchase”) and mutually agreed upon minimal annual amounts thereafter. In June 2023, the Supplier informed the Company that there were delays in the Supplier’s development of the Products, including the timing of providing a purchase order for the Minimum Purchase of the Company’s Ingredient.

During September 2023, the Company and the Supplier agreed to enter into an Amendment and Restatement of the Skincare Agreement (“Amended Skincare Agreement”). Under the terms of the Amended Skincare Agreement, the products to be provided by the Company was modified to include both the Ingredient and a topical moisturizer (“Moisturizer”) supplied by the Formulator (see Note 7). The Ingredient and the Moisturizer are hereinafter referred to as the “Combined Product”. The Supplier was obligated to deliver a purchase order for a minimum of $403,200 of the Combined Product by September 30, 2023 (“Initial Purchase Order”) and a total of $648,000 of the Combined Product during the first year of the Amended Skincare Agreement.

During November 2023, the Supplier paid the Company $403,200 in connection with the Initial Purchase Order. Pursuant to Sales Agreement with the Formulator, the Company paid the Formulator $235,200 representing the amount of Initial Purchase Order associated with the Company’s arrangement with the Formulator to supply he Moisturizer. Both the Company and the Formulator have yet to deliver the Ingredient or the Moisturizer to the Supplier.

Executive Employment Agreements

The Company is party to executive employment agreements with each of Ian T. Bothwell (our Chief Financial Officer), Dr. Maria Ines Mitrani (our former Chief Science Officer) (see below) and Albert Mitrani, our former Executive Vice President of Sales) (see below), originally executed in April 2018 and subsequently amended (the “Executive Employment Agreements”). As amended, the Executive Employment Agreements provided for a term expiring on December 31, 2025 and a base annual salary of $300,000 and specified expense reimbursement allowances. They also contained customary confidentiality and non-competition provisions.

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

In the February 9, 2023 amendment, each of Albert Mitrani, Dr. Maria Ines Mitrani and Ian Bothwell agreed to a reduction in each executive’s annual salary to $150,000 per year effective December 15, 2022 in the case of Dr. Mari Mitrani and Albert Mitrani and November 30, 2022 in the case of Mr. Bothwell. The reduction will remain in effect through such time that net revenues from operations are breakeven when calculating the salaries of all three executives without the agreed upon reductions (“Salary Reduction Period”). There is no obligation of the Company to repay that portion of Base Salary that has been reduced during the Salary Reduction Period. Beginning August 16, 2023, Mr. Bothwell’s annual salary was increased to $200,000 per year.

2.	Albert Mitrani and Dr. Maria Ines Mitrani each waived all accrued but unpaid compensation outstanding as of July 31, 2022. The Company, Albert Mitrani and Dr. Maria Ines Mitrani also agreed to terminate the leases with Mariluna LLC for use of Albert Mitrani’s and Mari Mitrani’s Miami, FL and Aspen, Colorado homes, retroactive to July 13, 2022. The Company wrote off the related ROU asset and lease liability as of the Closing Date. The balance of unpaid and accrued compensation that was forgiven by Albert Mitrani and Dr. Maria Ines Mitrani totaling $430,200 and $563,455 (reduced for $22,500 of security deposits that were retained by Mariluna LLC upon termination of leases), respectively, was recorded as additional paid in capital as of October 31, 2022.

3.	Ian Bothwell waived all unpaid and accrued compensation outstanding as of July 31, 2022, in exchange for ten-year warrants to purchase 150,000 Shares at an exercise price of $4.00 per Share, exercisable on a “cashless basis” and a cash payment of $50,000 at Closing. The Company and Mr. Bothwell also agreed that rental and other office costs associated with the California office currently used by him will not be reimbursed after October 31, 2022. The balance of unpaid and accrued compensation that was forgiven by Mr. Bothwell totaling $455,478, was recorded as additional paid in capital as of October 31, 2022.

4.	Each of Albert Mitrani, Dr. Maria Ines Mitrani, Ian Bothwell and all other recipients agreed to terminate all awards granted but not yet issued under the Company’s Management and Consultant Performance Plan.

5.	Each of Albert Mitrani, Dr. Maria Ines Mitrani and Ian Bothwell agreed to modify severance compensation provisions to be paid upon termination to only occur upon a termination without cause in an amount equal to one month’s base salary for each year of service.

In connection with the February 9, 2023 amendment to the Executive Employment Agreements, Mr. Bothwell and Mr. Mitrani also agreed to repay approximately $44,600 and $84,300, respectively, of previously reimbursed expenses to the Company and the Company and the executives exchanged mutual releases. During August 2023, the Company agreed to extinguish Mr. Bothwell’s obligation to repay the previously reimbursed expenses of approximately $44,600. In connection with the settlement agreement with Albert Mitrani and Dr. Maria Ines Mitrani effective November 13, 2023 (see Legal Matters below), the Company agreed to extinguish Mr. Mitrani’s obligation to repay the previously reimbursed expenses outstanding at the time of the settlement of approximately $75,900.

On April 28, 2023, the Company terminated Dr. Maria Ines Mitrani as its Chief Scientific Officer and contemporaneously terminated her employment agreement with the Company.

On May 12, 2023, the Company terminated Albert Mitrani as its Executive Vice President of Sales and contemporaneously terminated his employment agreement with the Company.

As of October 31, 2023, the Company reserved the remaining amounts due of $0 and $75,900 against the amounts due from Mr. Bothwell and Mr. Mitrani, respectively.

As of October 31, 2023 and October 31, 2022, the total amounts due from related parties were $0 and $128,939, respectively, and is included in receivables from related party in the accompanying consolidated balance sheets.

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

In connection with the Term Sheet, as an inducement for Mr. Sinnreich to join the Company, Mr. Sinnreich was issued 50,000 shares of restricted common stock (“Inducement Shares”) and ten-year warrants to purchase 200,000 shares at a price of $6.80 per share, exercisable on a “cashless” basis (“Inducement Warrants”. The foregoing Inducement Shares and Inducement Warrants vested immediately upon issuance.

During the first year of the Initial Term, Mr. Sinnreich was to be compensated by the issuance of 120,000 shares of Organicell’s common stock, which were to vest in equal monthly installments of 10,000 shares each (“Salary Shares”). During the second year of the Initial Term, Mr. Sinnreich was to be entitled to receive a base salary of $25,000 per month, payable in cash or shares of Organicell’s common stock, at his election.

On September 13, 2022, Mr. Sinnreich assumed the position of President and Acting Chief Executive Officer. He subsequently resigned from the Company on November 22, 2022. During the period November 1, 2022 through November 22, 2022 and as of November 22, 2022, a total of 7,233 and 40,767 of the Salary Shares were vested, respectively.

In July 2023, Mr. Sinnreich paid the Company $50,000 and returned to the Company 170,000 shares and warrants to purchase 200,000 shares. The total amount of shares returned to the Company of 170,000 were redeposited back into the Company’s treasury of authorized and unissued shares on July 19, 2023.

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

Dr. Leider’s employment agreement provides for a base salary of $325,000 per year and the grant of an option under Organicell’s Equity Incentive Plan (“Incentive Plan”) to purchase 285,000 shares of our common stock at a price of $2.40 per share (fair market value on the date of grant) (“Leider Option”). The Leider Option vests in equal quarterly installments over a three-year period, contingent upon Dr. Leider’s continued employment with the Company and expires five years from the date of grant. The vesting of the Leider Option is accelerated in the event of a change in control of the Company (as described in the employment agreement) or if the Company achieves certain market cap valuations.

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

Dr. Golub is also granted an option under the Incentive Plan to purchase 250,000 shares of our common stock at a price of $2.40 per share (fair market value on the date of grant) (“Golub Option”). The Golub Option vests in equal quarterly installments over a one-year period, contingent upon Dr. Golub’s continued employment with the Company and expires five (5) years from the date of grant.

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

Ms. Swartz’s employment agreement provides for a base salary of $215,000 per year and the grant of an option under Organicell’s Equity Incentive Plan (“Incentive Plan”) to purchase 130,000 shares of our common stock at a price of $2.40 per share (fair market value on the date of grant) (“Swartz Option”). The Swartz Option vests one-third (1/3) on the first anniversary of the employment agreement. The remaining portion will vest in equal quarterly installments during the second and third year of the employment agreement, contingent upon Ms. Swartz’s continued employment with the Company and expires five years from the date of grant.

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

Consultant Agreements

Assure Immune LLC

Effective March 29, 2021, the Company and Assure Immune L.L.C (“Consultant”) entered into an amendment (“Amendment”) to the consulting agreement between the parties dated March 30, 2020 (“Agreement”). Under the terms of the Amendment, the initial term of the Agreement was extended for an additional 2 years (until March 30, 2023) and the terms for eligibility of the Consultants to receive future grants of stock above those stock issuances granted as of the date of the Amendment based on achievement of certain future milestones previously provided for in the Agreement were eliminated. In addition, the Amendment provided additional terms in connection with termination of the Agreement. Under the terms of the Amendment, the Consultant received an additional 100,000 shares of common stock that vested 50% upon execution of the Amendment and the remaining 50% on December 31, 2021.

On August 19, 2022 the Company and Consultant agreed to an amendment to the consulting agreement whereby the Consultant was issued 25,000 shares of common stock of the Company and received a $20,000 cash payment in exchange for satisfaction of approximately $200,000 in outstanding consulting fees due to the Consultant up through August 31, 2022. The parties also agreed to the reduction of future fees payable to the Consultant from $40,000 per month to $15,000 per month for the period September 2022 through March 2023. The Agreement was not renewed upon its expiration.

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

In connection with the two aforementioned studies, the Company determined in one of the studies that it acquired sufficient safety data with less than the originally planned patient enrollment and the study has been closed. In the other study, the Company is reviewing the benefit from continued efforts to commence the study and/or whether the existing approved IND should be modified, terminated and/or replaced.

As of October 31, 2023, the Company has been billed a total of approximately $1,431,300 in connection with the New CRO Agreements, Pass-Through Costs and Site related costs, respectively, of which approximately $587,800 was outstanding as of October 31, 2023.

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

Legal Matters

SEC Matter

On June 17, 2021, Organicell received a subpoena dated June 14, 2021, from the Atlanta Regional Office of the SEC requiring the production of certain documents and communications in connection with the treatment and results of various COVID-19 patients, as discussed in the Company’s Current Reports on Form 8-K filed with the SEC during the period from May 27, 2020 through May 11, 2021. The Company fully cooperated with the SEC’s investigation and believes that it has provided all of the information requested by the SEC. The Company can make no assurances as to the time or resources that will need to be devoted to this investigation in the future or its final outcome, or the impact, if any, of this investigation or any proceedings on the Company’s current business, financial condition, results of operations, cash flows, or the Company’s future operations.

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

Daniel Pepock and Tracy Yourke

The Company terminated the employment agreements with the former Sales Executives Daniel Pepock (“Pepock”) and Tracy Yourke (“Yourke”) effective June 30, 2022. On August 22, 2022, Mr. Pepock, Ms. Yourke and Organicell agreed to a material settlement term sheet (“Settlement”) which provided for the resolution and full settlement and release of all claims among the parties and for the Company to buy back all of the shares of common stock of the Company issued to and owned by Mr. Pepock and Ms. Yourke at the time of the Settlement (represented by Mr. Pepock and Ms. Yourke to be in excess of 124,000 shares) in exchange for a payment by the Company of $500,000 (“Purchase Price”). In addition, the Company agreed to release Mr. Pepock and Ms. Yourke from their non-compete restrictions upon transfer of the shares to the Company. Effective October 13, 2022, the parties executed a Confidential Settlement Agreement and Mutual General Release memorializing the terms of the Settlement. Under the terms of the Settlement, the Company agreed to repurchase 124,000 shares of common stock for $500,000. On January 31, 2023, 124,000 shares were transferred to the Company and the Company paid the Purchase Price. The shares received by the Company were immediately cancelled and returned to the Company’s treasury of authorized and unissued shares on February 3, 2023.

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

Effective November 13, 2023, the Company entered into a settlement agreement with Albert Mitrani and Dr. Maria Ines Mitrani, pursuant to which it resolved various claims against the Mitranis, including those set forth in the previously reported Florida state action the Company had filed against the Mitranis. As part of the settlement, Albert Mitrani and Dr. Maria Ines Mitrani returned to the Company 682,161 and 481,831 shares of Organicell common stock held by them respectively and the parties exchanged mutual releases.

Other

In addition to the foregoing, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

NOTE 16 – SEGMENT INFORMATION

For the years ended October 31, 2023 and 2022, the Company operated only one operating segment.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2023, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of October 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Based on that evaluation under this framework, our management concluded that as of October 31, 2023, our internal control over financial reporting was not effective because of the following material weaknesses:

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have expanded our accounting and administrative support staff during the fiscal year ended October 31, 2023. We also continue to engage outside tax consultants to assist in advising the Company in tax matters on an ongoing basis.

If and when the Company obtains sufficient capital resources, the Company intends to hire additional personnel with sufficient U.S. GAAP knowledge and business experience and to segregate appropriate duties among them. The Company has also begun efforts to further automate its accounting, sales ordering and inventory management functions.

In September 2022, we appointed six (6) independent members to our board of directors (and established an audit committee consisting of three independent directors, which is responsible for the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management). Two of those independent members, one of whom served on the audit committee, subsequently resigned. We plan to seek additional independent director candidates in the proximate future.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended October 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name:	Age:	Position:	Director or Officer Since:
Dr. Harry Leider	66	Chief Executive Officer and Director	June 6, 2023
Ian T. Bothwell	63	Chief Financial Officer and Director	November 4, 2016
Dr. Howard L. Golub	71	Executive Vice President and Chief Science Officer	June 6, 2023
Dr. George Shapiro	63	Chief Medical Officer and Director	February 7, 2019
Chuck Bretz	66	Director – Chairman of the Board	September 23, 2022
Gurvinder Pal Singh	62	Director	September 23, 2022
S. Jerry Glauser	76	Director	September 23, 2022
Leathem Stearn	75	Director	September 23, 2022

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

Professional Experience

Dr. Harry Leider was appointed Chief Executive Officer and a member of the Board on June 6, 2023. Dr Leider has over 25 years of experience as a senior healthcare executive in a variety of innovative high growth healthcare companies. Prior to joining Organicell, he served as the Chief Medical Officer and Executive Vice President of Apos Health from December 2022 to May 2023. From May 2018 to October 2022, Dr. Leider was the Chief Medical Officer and Executive Vice President of Gelesis, Inc., a biotech company that successfully developed an FDA-cleared therapy for obesity and went public in January 2022. Prior thereto, he served from 2013 to 2018 as the Chief Medical Officer and Group Vice President of Walgreens Boots Alliance. He has also previously served as a member of the Boards of Directors of Alivio Therapeutics, TytoCare and Mobile Help. In addition, Dr. Leider has served on the faculty of Harvard Medical School and the John Hopkins Carey School of Business, where he taught healthcare marketing. He received his medical degree from the University of Pennsylvania, an M.B.A. from the University of Washington where he was a Robert Wood Johnson Clinical Scholar, and his B.A., summa cum laude from Pennsylvania State University.

Ian T. Bothwell was elected as a member of the board of directors of the Company effective September 11, 2019. Mr. Bothwell previously served as a member of the board of directors of the Company from March 8, 2017 until his resignation in April 2018, when the Company executed a Plan and Agreement of Reorganization. Mr. Bothwell serves as the Chief Financial Officer of the Company, a position he has held since November 4, 2016. In addition, he was served as Interim Chief Executive Officer of the Company from November 22, 2022 until June 6, 2023. From 2003 through November 2015, Mr. Bothwell served in various executive positions for Central Energy GP LLC, the general partner of Central Energy Partners LP, a previously publicly traded master limited partnership. From July 2007 through November 2015, Mr. Bothwell served as President and a director of Regional Enterprises, Inc. Since April 2007, Mr. Bothwell has served as the President and controlling member of Rover Advanced Technologies, LLC, a company formed to provide management solutions to the public transportation industry. Since 2015, Mr. Bothwell has also served as the President and controlling member of CountOnMe Inc., a company that provides software solutions for the educational industry. Mr. Bothwell received his Bachelor of Science in Business Administration from Boston University in 1984.

Dr. Howard L. Golub was appointed Executive Vice President and Chief Science Officer on June 6, 20230, has been a principal in Care-Safe LLC (a senior clinical development consulting company whose corporate clients included biotech/drug/medical device companies) since 2008. He also currently serves as one of the Clinical Leads for the RADx N.I.H. program (designed to help companies develop and accelerate accurate COVID-19 testing and bring them to market). From 2014 to 2016, he was Vice President of Research and Development at Walgreens Boots Alliance, helping to develop a program that utilized its massive customer database to aid in clinical trial patient recruitment. In 1996, he was one of the founders of CareStat LLC, a 150 person CRO in the Boston area, where he served as Chief Executive Officer until the company was sold in 2008. For 20 years prior thereto, Dr. Golub was a serial entrepreneur, being one of the founders and an executive officer of three healthcare companies, two of which were successfully sold. In addition, from 2003 to 2013 he held an adjunct professorship at the Harvard-M.I.T. joint M.S./M.B.A. program where he taught a course entitled “Clinical Development for Private Enterprise.” Dr. Golub received his Ph.D. in biomedical engineering and an M.D. from a Harvard Medical School-M.I.T. joint program in 1983.

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

Chuck Bretz became a director of the Company and Vice Chairman of the Board on September 23, 2022. Mr. Bretz has been a practicing attorney for the last 40 years in both the private and public sectors. Since 1999, Mr. Bretz, has been a principal of the Joliet, Illinois law firm he founded, which is now known as Chuck Bretz & Associates, P.C. The firm advises various businesses in multiple commercial and real estate matters. Mr. Bretz is also currently actively involved in advising entrepreneurs across the country in structuring and negotiating business and real estate transactions. We believe that his combination of legal and business experience brings value to the Company as a member of our board of directors and as its Vice-Chairman.

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

Family Relationships

None.

Board Committees

The Board has established three standing committees; an audit committee, a compensation committee and a nominating and corporate governance committee. The members of the audit committee are Messrs. Singh and Glauser, with Mr. Singh acting as Chairman, the members of the compensation committee are Mr. Bretz and Mr. Stearn, with Mr. Bretz acting as Chairman and the members of the nominating and corporate governance committee are Messrs. Bretz and Singh, with Mr. Bretz serving as Chairman.

Independence

The Board has determined that each of our non-executive directors is “independent” within the meaning of the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market.

In addition, we believe Mr. Singh qualifies an “audit committee financial expert” as the term is defined by the applicable rules and regulations of the SEC and the Nasdaq Stock Market listing standards, based on his business professional experience in the financial and accounting fields. At the time of the listing of our common stock for trading on the Nasdaq Stock Market, we are required to certify to the Nasdaq Stock Market, that our audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended October 31, 2023 and up through the date of this Annual Report, except that Mr. Albert Mitrani and Dr. Maria Ines Mitrani, former directors and executive officers of the Company have not filed Form 4 reports with respect to 682,161 and 481,831 of our common stock held by them, respectively, which was returned to the Company on November 14, 2023, in connection with the settlement of various claims the Company had against the Mitranis.

Rule 10b5-1 Trading Arrangements

During the quarter ended October 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 11. Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal years ended October 31, 2023 and October 31, 2022; (ii) all individuals that served as the Company’s principal financial officer or acted in a similar capacity for the Company at any time during the fiscal years ended October 31, 2023 and October 31, 2022; and (ii) the other individuals who were serving as executive officers of the Company at the end of the fiscal year ended October 31, 2023 whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Consideration ($)		Total Actually Received ($)
Harry Leider, MD	2023	135,584	-0-	-0-		95,000	(1)	-0-	-0-	4,383	(12)	234,967
Chief Executive Officer(1)	2022	-0-	-0-	-0-		-0-		-0-	-0-	-0-		-0-

Ian T. Bothwell,	2023	166,667	-0-	-0-		-0-		-0-	-0-	41,648 (8)		208,315
Chief Financial Officer(2)	2022	300,000	200,000	-0-		-0-		-0-	-0-	35,957 (8)		80,119	(6)

Matthew Sinnreich,	2023	-0-	-0-	49,618	(3)	-0-		-0-	-0-	-0-		49,618	(3)
Former Acting Chief Executive Officer(3)	2022	-0-	300,000	571,353	(3)	1,332,000	(3)	-0-	-0-	-0-		2,203,353	(3)

Howard Golub,	2023	62,500	-0-	-0-		250,000	(4)	-0-	-0-	-0-		312,500
Chief Science Officer and Executive Vice President(4)	2022	-0-	-0-	-0-		-0-		-0-	-0-	-0-		-0-

Dr. George Shapiro,	2023	100,000	-0-	-0-		-0-		-0-	-0-	-0-		100,000
Chief Medical Officer(5)	2022	85,500	-0-	-0-		-0-		-0-	-0-	-0-		7,740	(7)

Albert Mitrani -	2023	93,750	-0-	-0-		-0-		-0-	-0-	22,834	(11)	116,584
Former CEO, President and Executive Vice President of Sales(9)	2022	428,623	-0-	-0-		-0-		-0-	-0-	83,243	(11)	79,479	(10)

(1)	Dr. Leider has served as Chief Executive Officer of the Company since June 6, 2023. During the year ended October 31, 2023, Dr. Leider received a warrant to purchase 285,000 shares of common stock of the Company with an aggregate grant value of 684,000, of which 39,583 warrants ($95,000) was vested for the year ended October 31, 2023. See Note 14 to the October 31, 2023 audited consolidated financial statements for a description of the assumptions used in determining the value of the warrants granted.
(2)	Mr. Bothwell has served as Chief Financial Officer of the Company since November 4, 2016. From November 22, 2022 through June 6, 2023, he served as Interim Chief Executive Officer.
(3)	Matthew Sinnreich served as Acting Chief Executive Officer and Chief Operating Officer of the Company from July 21, 2022 to September 23, 2022 and as Acting Chief Executive Officer and President from September 23, 2022 to November 22, 2022, when he resigned. During fiscal year 2022, Mr. Sinnreich was issued 50,000 shares of common stock of the Company and a warrant to purchase 200,000 shares of common stock of the Company with an aggregate grant value of $343,000 and $1,332,000, respectively. Mr. Sinnreich was also issued 120,000 shares of common stock of the Company in lieu of any cash salary during his first year of employment with an aggregate grant value of $823,200, of which 33,534 ($228,353) was vested for the year ended October 31, 2022 and 7,233 ($49,618) was vested for the year ended October 31, 2023. See Notes 13 and 14 to the October 31, 2023 audited consolidated financial statements for a description of the assumptions used in determining the value of the stock granted and the warrants issued. In July 2023, Mr. Sinnreich paid the Company $50,000 and returned to the Company 170,000 shares and warrants to purchase 200,000 shares.

(4)	Dr. Golub has served as Vice President and Chief Science Officer of the Company since June 6, 2023. During the year ended October 31, 2023, Dr. Golub was issued a warrant to purchase 250,000 shares of common stock of the Company with an aggregate grant value of $600,000, of which 104,167 warrants ($250,000) was vested for the year ended October 31, 2023. See Note 14 to the October 31, 2023 audited consolidated financial statements for a description of the assumptions used in determining the value of the warrants granted.
(5)	Dr. George Shapiro has served as the Chief Medical Officer of the Company since September 2018.
(6)	In August 2022, Mr. Bothwell was issued a warrant to purchase 150,000 shares of common stock of the Company with a grant value of $588,000 as payment for $588,000 of accrued and unpaid salary. In addition, $455,478 of accrued and unpaid salary was forgiven by Mr. Bothwell in connection with the Restructuring on August 19, 2022 and is reflected as a reduction in the total amount received during the year ended October 31, 2022. See Note 14 to the October 31, 2023 audited consolidated financial statements for a description of the assumptions used in determining the value of the warrants issued.
(7)	In August 2022, Dr. Shapiro was issued a warrant to purchase 15,750 shares of common stock of the Company with a grant value of $61,740 as payment for $61,740 of accrued and unpaid salary. In addition, $77,760 of accrued and unpaid salary was forgiven by Dr. Shapiro contemporaneously therewith and is reflected as a reduction in the total amount received during the year ended October 31, 2022. See Note 14 to the October 31, 2023 audited consolidated financial statements for a description of the assumptions used in determining the value of the warrants issued.
(8)	Ian Bothwell received benefits totaling approximately $41,648 and $35,957 during fiscal years ended October 31, 2023 and 2022, respectively.
(9)	Albert Mitrani served as Chief Executive Officer from September 2019 until July 21, 2022. On July 21, 2022, when he stepped down from that position and assumed the position of Executive Vice President of Sales. Mr. Mitrani was terminated in May 2023.
(10)	$430,200 of accrued and unpaid salary was forgiven by Mr. Mitrani in connection with the Restructuring on August 19, 2022 and is reflected as a reduction in the total amount received during the year ended October 31, 2022.
(11)	Albert Mitrani and his wife, Dr. Maria I. Mitrani, former Chief Science Officer of the Company received benefits totaling approximately $22,834 and $83,243 during fiscal years ended October 31, 2023 and 2022, respectively.
(12)	Dr. Leider received benefits totaling approximately $4,383 and $0 during fiscal years ended October 31, 2023 and 2022, respectively.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Executive Employment Agreements

The Company is party to executive employment agreements with each of Dr. Harry Leider, our Chief Executive Officer, Ian T. Bothwell, our Chief Financial Officer, and Dr. Howard Golub, our Chief Science Officer.

Harry Leider, M.D.

Dr. Leider’s employment agreement provides for a base salary of $325,000 per year and the grant of an option under our 2021 Equity Incentive Plan (the “2021 Plan”) to purchase 285,000 shares of our common stock at a price of $2.40 per share (fair market value on the date of grant) (the “Leider Option”). The Leider Option vests in equal quarterly installments over a three-year period, contingent upon Dr. Leider’s continued employment with the Company and expires five years from the date of grant. The vesting of the Leider Option is accelerated in the event of a change in control of the Company (as described in the employment agreement) or if the Company achieves certain market cap valuations.

Dr. Leider is also be entitled to earn a commission of ten percent (10%) of the net profit (sales less cost of goods sold) generated by the sale of any of the Company’s biologic products sold directly by him solely from sources generated by him alone.

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

Ian T. Bothwell

Mr. Bothwell’s executive employment agreement, as amended to date, provides for a term expiring on December 31, 2025, an annual base salary of $300,000 and specified expense reimbursement allowances. Notwithstanding the foregoing, effective November 30, 2022, Mr. Bothwell agreed to a reduction in his annual base salary to $150,000, with the reduction to remain in effect through such time that net revenues from operations are breakeven or as otherwise decided by the board of directors. There is no obligation of the Company to repay that portion of base salary that has been reduced during the salary reduction period. Beginning August 16, 2023, Mr. Bothwell’s annual base salary was increased to $200,000.

On February 9, 2023, Mr. Bothwell entered into a further amendment to the employment agreement, which provided For modification of the severance provisions to provide for payment of severance only upon a termination without cause with the amount of such severance to equal to one month’s base salary for each year of service. In addition, he agreed to repay approximately $44,600 of previously reimbursed expenses. In August 2023, the Company waived Mr. Bothwell’s obligation to repay the previously reimbursed expenses.

Howard Golub, M.D.

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

Dr. Golub is also granted an option under the Incentive Plan to purchase 250,000 shares of our common stock at a price of $2.40 per share (fair market value on the date of grant) (“Golub Option”). The Golub Option vests in equal quarterly installments over a one-year period, contingent upon Dr. Golub’s continued employment with the Company and expires five (5) years from the date of grant.

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

Each of the above agreements contains customary confidentiality and non-competition agreements.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (b)	Number of Securities Underlying Unexercised Options Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price (e)	Option Expiration Date (f)	Stock Awards Number of Shares or Units of Stock That Have Not Vested (g)	Market Value of Shares or Units of Stock That Have Not Vested (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units of Other Rights That Have Not Vested (j)
Dr. Harry Leider	39,583	245,417	285,000	$2.40	06/06/28	-	-	-	$-
Ian T. Bothwell	37,500	-	-	$5.60	02/26/30	-	-	75,000	$133,500	(1)
	150,000	-	-	$4.00	07/13/32	-	-	-	$-
Dr. Howard Golub	104,167	145,833	250,000	$2.40	06/06/28	-	-	-	$-
Dr. George Shapiro	15,750	-	-	$4.00	07/13/32	-	-	25,000	$44,500	(1)

(1)	Based on the closing stock price of $1.78 on October 31, 2023.

2021 Plan

In September 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, and Performance Shares (an “Award”) to any person who is an employee or director of, or consultant to the Company. The maximum aggregate number of shares that may be issued pursuant to all Awards was 1,250,000 shares. On June 6, 2023, the Company’s board of directors and stockholders holding a majority of the Company’s voting power, approved an increase in the number of shares of the Company’s common stock reserved for issuance under the Company’s 2021 Plan from 1,250,000 shares to 2,500,000 shares.

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

As of October 31, 2023, a total of 900,500 shares of our common stock (net of 181,500 shares of our common stock redeposited for future issuance) that have been awarded under the 2021 Plan remain issued and outstanding.

Compensation of Directors Table

The following table summarizes all compensation paid to our non-executive directors for the fiscal year ended October 31, 2023.

Name	Fees Earned Or Paid In Cash ($)	Option/Equity Awards (#)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Bhupendra Kumar Modi(1)	-	-	-	-	-	-
Chuck Bretz	-	-	-	-	-	-
Jerry Glauser	-	-	-	-	-	-
Leathem Stearn	-	-	-	-	-	-
Gurvinder Pal Singh	-	-	-	-	-	-

(1)	Mr. Modi stepped down as a director in June 2023.

Narrative Disclosure to the Director Compensation Table

Each of our non-executive directors will be party to a Director’s Service Agreement. Pursuant to that agreement, non-employee directors (other than Dr. Modi) will be compensated for their services by the annual issuance of warrants to acquire up to 5,000 shares of the Company’s common stock at an exercise price equal to fair market value of the common stock as of the date of grant (the “Director Warrants”). The Director Warrants shall be exercisable for a period of ten (10) years from the date of grant and shall vest in equal monthly installments of 416.67 shares, subject to continued service by the director as a member of the board of directors. The agreement will also provide for indemnification of directors to the fullest extent permitted by Nevada law.

It is contemplated that non-executive directors will be granted a comparable amount of Director Warrants or stock options for each year of service. The Company has not yet authorized or issued Director Warrants or stock options for the second year of service of its non-executive directors, which commenced on September 23, 2023.

Non-employee directors are also reimbursed for out-of-pocket costs incurred in connection with attending meetings.

Code of Ethics

Due to our small size, we have not adopted a Code of Ethics and Business Conduct that applies to our officers, directors and employees. We intend to adopt a Code of Ethics and Business Conduct in the near future as we grow our operations and hire additional employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 28, 2024, the beneficial ownership of our common stock by each director and executive officer, by each person known by us to beneficially own 5% or more of our common stock and by directors and executive officers as a group. Unless otherwise stated, the address of the persons set forth in the table is c/o the Company, 3321 College Ave, Suite 246, Davie, Florida 33314:

Officers and Directors	Title	Shares	% of Class(1)	% of Voting Power(2)
Harry Leider, M.D.(3)	Chief Executive Officer and Director	76,497	1.23%	*
Ian Bothwell(4)	Chief Financial Officer and Director	927,594	14.69%	7.20%
Dr. George Shapiro(5)	Chief Medical Officer and Director	418,771	6.82%	3.34%
Howard L. Golub, M.D.(6)	Executive Vice President and Chief Science Officer	187,500	2.97%	1.46%
Chuck Bretz(7)	Director – Chairman of the Board	5,000	*	*
Jerry Glauser(8)	Director	138,333	2.26%	1.11%
Leathem Stearn(9)	Director	70,833	1.16%	*
Gurvinder Pal Singh(10)	Director	5,000	*	*

All officers and directors as a group (8 persons)		1,829,528	27.69%	13.57%

Other 5% or Greater Stockholders
Skycrest Holdings LLC(11)		1,008,604	14.67%	32.69%
Greyt Ventures LLC(12)		1,000,000	14.54%	32.63%
Dr. Bhupendra Kumar Modi(13)		500,000	8.16%	4.00%

*	Less than 1%.

(1)	Based on 6,125,482 shares of vested common stock outstanding as of January 28, 2024.
(2)	Based on 6,125,482 shares of vested common stock and 100 Series C Preferred Shares outstanding as of January 28, 2024. The shares of common stock and the Series C Preferred Shares vote together as a single class on all matters presented to stockholders, except as required by Nevada law. Each Series C Preferred Share entitles the holder to 51.0% of the combined voting power of the Company’s capital stock and an aggregate of 51.0% for all 100 Series C Preferred Shares outstanding, notwithstanding the number of shares of common stock outstanding.
(3)	Includes vested warrants to purchase 47,500 shares of common stock of the Company under the Plan and warrants to purchase 23,750 shares of common stock of the Company under the Plan that vest within sixty (60) days of January 28, 2024.
(4)	Includes warrants to purchase 187,500 shares of common stock of the Company.
(5)	Includes warrants to purchase 15,750 shares of common stock of the Company.
(6)	Includes vested warrants to purchase 125,000 shares of common stock of the Company under the Plan and warrants to purchase 62,500 shares of common stock of the Company under the Plan that vest within sixty (60) days of January 28, 2024.
(7)	Includes vested warrants to purchase 5,000 shares of common stock of the Company.

(8)	Includes vested warrants to purchase 5,000 shares of common stock of the Company.
(9)	Includes 62,500 shares of common stock held of record by Stearn Enterprises LLC, of which Mr. Stearn is the sole beneficial owner. Includes vested warrants to purchase 5,000 shares of common stock of the Company.
(10)	Includes vested warrants to purchase 5,000 shares of common stock of the Company.
(11)	812 Meridian Lane, Hollywood FL 33020. Represents 258,604 shares of common stock, warrants to purchase 750,000 shares of common stock and 50 Series C Preferred Shares held of record by Skycrest Holdings, LLC, of which Louis Birdman is the managing member.
(12)	20533 Biscayne Blvd., Suite 648, Aventura, FL 33180. Represents 250,000 shares of common stock, warrants to purchase 750,000 shares of common stock and 50 Series C Preferred Shares held of record by Greyt Ventures LLC, of which Ms. Wendy Grey is the sole member and manager.
(13)	6 Marina Boulevard # 63-18, Singapore 018985. Represents 250,000 shares of common stock held of record by Beyond 100 FZE and 250,000 shares of common stock held of record by Smart Co. Holding Pte. Ltd., each of which Dr. Modi is the sole beneficial owner.

The Company has not received any other filings by a third party indicating beneficial ownership of more than 5% of our outstanding voting capital stock that are not listed herein.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. Beneficial ownership is determined in accordance with SEC rules and includes only vested securities and those securities which a person or entity may have the right to acquire and/or vest in the next 60 days, but excludes shares of common stock underlying options or other convertible securities held by any other person. Except as noted otherwise, the amounts reflected above are based upon information provided to the Company and filings with the SEC.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Board Stock Compensation Plan(1)	-0-	-	22,570

2021 Equity Incentive Plan	665,000	$2.38	1,599,500

(1)	The Company is no longer using the Board Stock Compensation Plan to compensate its non-executive directors.

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

Leases

The Company previously leased certain office space from MariLuna, LLC, a Florida limited liability company which is owned by a former executive officer and director. The lease agreement was terminated effective July 31, 2022. Total rent expense for the year ended October 31, 2022 was $31,500.

Commencing October 1, 2020, the Company entered into a second lease agreement with Mariluna LLC for office space located in Aspen, Colorado. The initial term of the lease was for one year, expiring on September 30, 2021 and the lease was subsequently extended on a month to month basis. The lease agreement was terminated effective July 31, 2022. Total rent expense for the year ended October 31, 2022 was $58,500.

Reimbursements

In connection with Mr. Bothwell’s executive employment agreement, the Company agreed to reimburse Rover Advanced Technologies, LLC (“Rover”), a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $41,648 and $36,352 for the years ended October 31, 2023 and 2022, respectively. Beginning November 2022, the Company no longer reimbursed for office expenses and other direct expenses of Rover.

Advances by Executive Officers

Manuel Iglesias, the Company’s former Chief Executive Officer, and/or his affiliates (“Iglesias”) previously advanced funds to the Company to pay for certain expenses of the Company. At October 31, 2023 and October 31, 2022, advances payable to the former executive were $220,897. The advances are non-interest bearing and there are no formal arrangements regarding the repayment of the advances.

Interests in Affiliated Entities

During the year ended October 31, 2023, the Company invested $100,000 in cash (representing a 10% equity interest at the time of the investment) in the non-marketable equity securities of a privately held skin-care formulator (“Formulator”). At the time of the investment, both Greyt Ventures, LLC and Skycrest Holdings, LLC, controlling stockholders of the Company, each owned a 20% interest in the Formulator. In addition, Mr. Robert Smoley, a consultant and advisor to the Company, is also the Chief Operating Officer of the Formulator. In addition, the Company’s Chief Medical Officer was granted an option by Formulator to acquire up to 200,000 membership interests in the Formulator, of which 100,000 vested immediately and the remaining $100,000 will vest based on future sales of the Formulator attributed to the Chief Medical Officer. The option price is $20,000 for the 200,000 membership interests.

Sales to Related Parties

For the year ended October 31, 2023, the Company sold a total of approximately $180,900 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, including approximately $115,440 of products purchased from the Company that were attributable to the medical practice owned by Dr. George Shapiro the Company’s Chief Medical Officer and a member of the board of directors. Dr. Shapiro also has an indirect economic interest in the parent company that owns the MSO.

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

Item 14. Principal Accounting Fees and Services.

Weinberg & Company P.A. (“Weinberg”) as served as the Company’s independent registered public accounting firm for the fiscal year ended October 31, 2023 and Marcum LLP (“Marcum”) served as the Company’s independent registered public accounting firm for the fiscal year ended October 31, 2022.

Audit Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2023 and October 31, 2022 for professional services rendered by our principal accountants for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended October 31, 2023:	$150,000

Fiscal Year Ended October 31, 2022:	$240,000

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2023 and October 31, 2022 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended October 31, 2023:	$25,000

Fiscal Year Ended October 31, 2022:	$36,838

Tax Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2023 and October 31, 2022 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning.

Fiscal Year Ended October 31, 2023:	$25,213

Fiscal Year Ended October 31, 2022:	$-

All Other Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2023 and October 31, 2022 for products and services provided by the principal accountants, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended October 31, 2023:	$-

Fiscal Year Ended October 31, 2022:	$-

Pre-Approval Policies and Procedures

We have not used Weinberg or Marcum for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We did not engage Weinberg or Marcum to provide compliance outsourcing services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered. The board of directors has considered the nature and amount of fees billed by Weinberg (and previously Marcum) and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Report:

(1)	Financial Statements. The following consolidated financial statements and the report of our independent registered public accounting firm, are filed as “Item 8. Financial Statements and Supplementary Data” of this Report:

(2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit No:	Description:
2.1	Plan and Agreement of Reorganization, dated April 23, 2018, between Management and Business Associates, LLC and Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 26, 2018 and incorporated by reference herein)
3.1	Articles of Incorporation, as amended (Filed as an exhibit to Registration Statement on Form S-1 filed on September 4, 2012 (File No: 333-183710) and incorporated by reference herein)
3.2	Certificate of Amendment to the Articles of Incorporation (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)
3.3	Amendment to the Certificate of Incorporation of Biotech Products Services and Research, Inc., filed with the Secretary of State of Nevada on July 22, 2017, effective July 10, 2017 (Filed as an exhibit to Form 10-K for the fiscal year ended October 31, 2017 filed on July 7, 2018 and incorporated by reference herein)
3.4	Series A Non-Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
3.5	Amendment to Certificate of Designation of Series A Non-Convertible Preferred Stock of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
3.6	Series B Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
3.7	Amendment to the Certificate of Incorporation of Biotech Products Services and Research, Inc., filed with the Secretary of State of Nevada on May 21, 2018, effective June 20, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
3.8	Certificate of Correction filed with the Secretary of State of Nevada on June 18, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
3.9	Certificate of Withdrawal filed with the Secretary of State of Nevada on June 14, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
3.10	Amended and Restated By-laws of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
3.11	Second Amended and Restated By-laws of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on December 18, 2017 and incorporated by reference herein)
3.12	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of Nevada on June 24, 2020, effective June 24, 2020. (Filed as an exhibit to Form 8-K filed on July 14, 2020 and incorporated by reference herein)
3.13	Certificate of Designation of Series C Non-Convertible Preferred Stock (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
3.14	Second Amended and Restated Bylaws (as amended effective August 19, 2021) (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.1	Stock Purchase Agreement dated October 30, 2015 between Biotech Products Services and Research, Inc. and John Goodhew (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)
10.2	Series A Non-Convertible Preferred Stock Share Exchange Agreement, dated November 1, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
10.3	Series B Convertible Preferred Stock Share Exchange Agreement, dated November 1, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
10.4+	Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Albert Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)

Exhibit No:	Description:
10.5+	Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
10.6+	Amendment No.1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.7+	Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
10.8+	Amendment No.1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.9+	Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
10.10+	Amendment No.1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.11+	Employment Agreement, dated March 8, 2017, between Biotech Products Services and Research, Inc. and Terrell Suddarth (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.12+	Warrant, dated November 4, 2016, issued to Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
10.13+	Warrant, dated November 4, 2016, issued to Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
10.14+	Warrant, dated November 4, 2016, issued to Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
10.15+	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Dr. Bruce Werber (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.16+	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.17+	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Dr. Maria Ines Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.18+	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Terrell Suddarth (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.19	Form of the Securities Purchase Agreement, dated March 29, 2017, by and among Biotech Products Services and Research, Inc., each of its Subsidiaries, the Agent, LLC, Dr. Bruce Werber and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.20	Form of the 10% Original Issue Discount Convertible Secured Promissory Note and Guarantee, dated March 29, 2017, of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.21	Form of the Security Agreement, dated March 29, 2017, by and among Biotech Products Services and Research, Inc., each of its Subsidiaries, and the Agent (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.22	Form of the Intellectual Property Security Agreement, dated March 29, 2017, by and among Biotech Products Services and Research, Inc., and each of its, Subsidiaries, and the Agent (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.23	Form of the Subsidiary Guarantee, dated March 29, 2017, by and among Biotech Products Services and Research, Inc. and each of its Subsidiaries (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.24+	Employment Agreement, dated as of May 1, 2017, by and between Peter Taddeo and Mint Organics Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 24, 2017 and incorporated by reference herein)

Exhibit No:	Description:
10.25	Lease Agreement, dated May 23, 2017, by and between Sunwest Office Park, LLC and Anu Life Sciences, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 24, 2017 and incorporated by reference herein)
10.26	Asset Purchase Agreement, dated February 5, 2018, by and among Vera Acquisition, LLC, Anu Life Sciences, Inc., Biotech Products Services and Research, Inc. and Controlling Stockholders, and General Surgical Florida, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)
10.27	Distribution Agreement, dated February 5, 2018, by and between Vera Acquisition, LLC, and Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)
10.28	Separation and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo, and Mint Organics, Inc., Mint Organics Florida, Inc., Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.29	Share Purchase and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo and Biotech Products Services and Research, Inc. and Mint Organics, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.30+	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.31+	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Maria I. Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.32	Form of Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on April 26, 2018 and incorporated by reference herein)
10.33	Form of 2018 6% Convertible Debenture Issued by Biotech Products Services And Research, Inc., a Nevada corporation (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
10.34	Consulting Services Agreement effective as of March 30, 2020 between Assure Immune L.L.C and the Company (Filed as an exhibit to the Registrant’s Form 8-K filed on April 30, 2020 and incorporated by reference herein)
10.35+	Amended and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Albert Mitrani dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.36+	Amended and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Dr. Maria Mitrani dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.37+	Amended and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Ian T. Bothwell dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.38+	Warrant for the purchase of shares of common stock of Organicell Regenerative Medicine inc. issued to Ian Bothwell dated February 26, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.39	Warrant for the purchase of shares of common stock of Organicell Regenerative Medicine inc. issued to Raymond Zoeller dated May 15, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.40+	2021 Equity Incentive Plan (Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-26062) and incorporated by reference therein)
10.41+	Exchange Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on November 2, 2021 and incorporated by reference herein)
10.42	Securities Purchase Agreement dated January 11, 2022 with AJB Capital Investment (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2022 and incorporated by reference herein)
10.43	Promissory Note dated January 11, 2022 made in favor of AJB Capital Investment (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2022 and incorporated by reference herein)
10.44	Stock Purchase Agreement with Skycrest Holdings, LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.45	Stock Purchase Agreement with Greyt Ventures LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)

Exhibit No:	Description:
10.46	Stock Purchase Agreement with Beyond 100 FZE (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.47	Stock Purchase Agreement with Smart Co. Holding Pte. Ltd. (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.48	Consulting Agreement with Skycrest Holdings, LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.49	Consulting Agreement with Greyt Ventures LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.50	Warrant issued to Skycrest Holdings, LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.51	Warrant issued to Greyt Ventures LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.52+	Amendment to Albert Mitrani Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.53+	Amendment to Dr. Maria Ines Mitrani Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.54+	Amendment to Ian T. Bothwell Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.55+	Termination of Consulting Arrangement with Dr. George Shapiro (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.56+	Form of Warrant to be issued to Ian T. Bothwell and Dr. George Shapiro (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.57+	Termination of Management and Consulting Performance Plan Awards (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.58	Purchase Agreement between Organicell and Tysadco Partners LLC, dated September 1, 2022 (Filed as an exhibit to the Registrant’s Form 8-K filed on September 6, 2022 and incorporated by reference herein)
10.59	Registration Rights Agreement between Organicell and Tysadco Partners LLC, dated September 1, 2022 (Filed as an exhibit to the Registrant’s Form 8-K filed on September 6, 2022 and incorporated by reference herein)
10.60+	Form of Director Services Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on September 27, 2022 and incorporated by reference herein)
10.61+	Amendment to Dr. Maria Ines Mitrani Employment Agreement, dated February 9, 2023 (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2023 and incorporated by reference herein)
10.62+	Amendment to Albert Mitrani Employment Agreement, dated February 9, 2023 (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2023 and incorporated by reference herein)
10.63+	Amendment to Ian Bothwell Employment Agreement, dated February 9, 2023 (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2023 and incorporated by reference herein)
10.64+	Employment Agreement with Dr. Harry Leider (Filed an exhibit to the Registrant’s Form 8-K filed on June 6, 2023 and incorporated by reference herein)
10.65+	Employment Agreement with Dr. Howard Golub (Filed an exhibit to the Registrant’s Form 8-K filed on June 6, 2023 and incorporated by reference herein)
21.1	Subsidiaries of the Registrant (Filed as an exhibit to the Amendment No. l to the Registrant’s Form S-1 Registration Statement filed on October 20, 2022 (File No. 333-267563) and incorporated by reference herein)
23.1(a)*	Consent of Weinberg & Company P.A. (filed herewith)
23.1(b)*	Consent of Marcum LLP (filed herewith)

Exhibit No:	Description:
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer (filed herewith)
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer (filed herewith)
32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith)
32.2*	Section 1350 Certification of Chief Financial Officer (filed herewith)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management compensation plan or arrangement.
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
Harry Leider, M.D.
Chief Executive Officer
(Principal Executive Officer)
January 29, 2024

By:	/s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer) January 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry Leider, M.D.	Chief Executive Officer, Director	January 29, 2024
Harry Leider, M.D.	(Principal Executive Officer)

/s/ Ian T. Bothwell	Chief Financial Officer, Director	January 29, 2024
Ian T. Bothwell	(Principal Financial and Accounting Officer)

/s/ George Shapiro, M.D.	Chief Medical Officer, Director	January 29, 2024
George Shapiro, M.D.

/s/ Chuck Bretz	Director and Chairman of the Board	January 29, 2024
Chuck Bretz

/s/ Gurvinder Pal Singh	Director	January 29, 2024
Gurvinder Pal Singh

/s/ S. Jerry Glauser	Director	January 29, 2024
S. Jerry Glauser

/s/ Leathem Stearn	Director	January 29, 2024
Leathem Stearn