Form 10-Q
period 2024-01-31
Zeo ScientifiX, Inc.
filed 2024-03-18
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-55008

Zeo ScientifiX, Inc.

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

As of March 15, 2024, there were 6,125,482 shares of common stock, $0.001 par value per share, issued and outstanding.

ZEO SCIENTIFIX, INC.

(Formerly Organicell Regenerative Medicine Inc.)

i

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Zeo ScientifiX, Inc.

(Formerly Organicell Regenerative Medicine Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts rounded to the nearest thousand except share amounts)

	January 31, 2024	October 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$1,172,000	$1,756,000
Accounts receivable, net of allowance for bad debts	77,000	18,000
Other receivables	12,000	12,000
Prepaid expenses	315,000	106,000
Inventories	316,000	310,000
Total Current Assets	1,892,000	2,202,000

Property and equipment, net	533,000	573,000
Security deposits	7,000	7,000
TOTAL ASSETS	$2,432,000	$2,782,000

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,219,000	$2,612,000
Advances payable to former officer	221,000	221,000
Finance lease obligations	10,000	23,000
Convertible promissory note, net of debt discount of $62,000 and $68,000	663,000	657,000
Deferred revenue	810,000	497,000
Total Current Liabilities	3,923,000	4,010,000

Long term finance lease obligations	17,000	13,000
Total Liabilities	3,940,000	4,023,000

Commitments and contingencies

Shares Subject To Possible Redemption
Series C Preferred Stock, $0.001 par value, 100 shares authorized; 100 and 100 shares issued and outstanding, respectively	-	-

Stockholders’ Deficit
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 6,125,482 and 7,283,483 shares issued and outstanding, respectively	6,000	7,000
Additional paid-in capital	57,034,000	56,260,000
Accumulated deficit	(58,548,000)	(57,508,000)
Total Stockholders’ Deficit	(1,508,000)	(1,241,000)

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$2,432,000	$2,782,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

(Formerly Organicell Regenerative Medicine Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

	Three Months Ended January 31,
	2024	2023
Revenues (includes sales to related parties of approximately $30,000 and $25,000, respectively)	$1,154,000	$1,070,000

Cost of revenues	159,000	104,000

Gross profit	995,000	966,000

General and administrative expenses	2,157,000	3,142,000

Loss from operations	(1,162,000)	(2,176,000)
Other income (expense)
Interest expense	(27,000)	(61,000)
Other income	149,000	-
Change in Commitment Fee Shortfall Obligation	-	(50,000)

Net loss	$(1,040,000)	$(2,287,000)

Net loss per common share - basic and diluted	$(0.17)	$(0.33)

Weighted average number of common shares outstanding - basic and diluted	6,190,794	7,009,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

(Formerly Organicell Regenerative Medicine Inc.)

CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended January 31, 2024 and 2023 (Amounts rounded to the nearest thousand except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance October 31, 2022	7,395,632	$7,000	$52,403,000	$(50,521,000)	$1,889,000
Sale of common stock	22,282	-	100,000	-	100,000
Stock-based compensation	25,875	-	975,000	-	975,000
Net loss	-	-	-	(2,287,000)	(2,287,000)

Balance January 31, 2023	7,443,789	$7,000	$53,478,000	$(52,808,000)	$677,000

Balance October 31, 2023	7,283,483	$7,000	$56,260,000	$(57,508,000)	$(1,241,000)
Reverse split round-up adjustment	5,991	-	-	-	-
Cancellation of shares in connection with litigation	(1,163,992)	(1,000)	1,000	-	-
Stock-based compensation	-	-	773,000	-	773,000
Net loss	-	-	-	(1,040,000)	(1,040,000)

Balance January 31, 2024	6,125,482	$6,000	$57,034,000	$(58,548,000)	$(1,508,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

(Formerly Organicell Regenerative Medicine Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

	Three Months Ended January 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,040,000)	$(2,287,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	19,000	156,000
Amortization of OID – Promissory notes	6,000	37,000
Change in Commitment Fee Shortfall Obligation	-	49,000
Stock-based compensation	773,000	975,000
Changes in operating assets and liabilities:
Accounts receivable	(59,000)	(52,000)
Receivables from related party	-	10,000
Other receivables	-	(1,000)
Prepaid expenses	(209,000)	(41,000)
Inventories	(6,000)	(33,000)
Accounts payable and accrued expenses	(372,000)	(110,000)
Security deposits	-	10,000
Deferred revenue	313,000	4,000
Net cash used in operating activities	(575,000)	(1,283,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(16,000)

Net cash used in investing activities	-	(16,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Funds held in escrow for share repurchase	-	(500,000)
Payments on finance lease	(9,000)	(32,000)
Repayments of notes payable	-	(600,000)
Proceeds from sale of common stock	-	100,000
Net cash used in by financing activities	(9,000)	(1,032,000)

Decrease in cash	(584,000)	(2,331,000)
Cash at beginning of period	1,756,000	3,753,000
Cash at end of period	$1,172,000	$1,422,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$22,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Reduction in accounts payable for equipment returned to vendor	$21,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Zeo ScientifiX, Inc. (“ZEO” or the “Company”) (f/k/a Organicell Regenerative Medicine, Inc.) was incorporated on August 9, 2011 in the State of Nevada under the name Bespoke Tricycles Inc. (changed to Biotech Products Services and Research, Inc. during September 2015 and to Organicell Regenerative Medicine, Inc., effective June 20, 2018). The Company is a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and regenerative medicine. The Company’s proprietary products are derived from perinatal sources and manufactured to retain the naturally occurring extracellular vesicles, hyaluronic acid, and proteins without the addition or combination of any other substance or diluent and an autologous non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood (“RAAM Products”). Our RAAM Products and related services are principally used in the health care industry administered through doctors and clinics (“Providers”).

On December 8, 2023, our board of directors and our stockholders holding a majority of the Company’s voting power, approved resolutions authorizing the Company to amend its Articles of Incorporation to change the name (“Name Change”) of the Company from Organicell Regenerative Medicine, Inc. to “Zeo ScientifiX, Inc.” On February 16, 2024, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the Company’s name from Organicell Regenerative Medicine, Inc. to Zeo ScientifiX Inc., effective February 20, 2024.

In connection with the Name Change, the Company filed a Notification Form with the Financial Industry Regulatory Agency (“FINRA”) to effectuate the Name Change and to change the Company’s ticker symbol to “ZEOX” (“Ticker Change”). The Name Change and Ticker Change were effectuated in the marketplace by FINRA on March 5, 2024.

For the three months ended January 31, 2024 and 2023, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation and wholly owned subsidiary, which was formed to sell the Company’s therapeutic products to Providers.

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

The Company has recently began to expand the use of its proprietary products in future formulations for a variety of topical use applications in the skin-care industry.

On November 7, 2023, the Company filed a certificate of amendment to its Articles of Incorporation to implement a reverse split of our issued and outstanding common stock on a one-for-200 basis (the “Reverse Split”). The Reverse Split was effective on November 28, 2023. The par value of the Company’s common stock was unchanged at $0.001 per share after the Reverse Split. As a result, on the effective date of the Reverse Split, the stated capital on the Company’s balance sheet attributable to the Company’s common stock was reduced proportionately based on the Reverse Split ratio of one-for-200 and the additional paid-in capital account was credited with the amount by which the stated capital was reduced. All share and per share amounts referenced herein give effect to the Reverse Split as of the earliest period presented.

Zeo ScientifiX, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the condensed unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of January 31, 2024, the results of its operations for the three months ended January 31, 2024 and 2023 and the cash flows for the three months ended January 31, 2024 and 2023.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended October 31, 2023 filed with the Securities and Exchange Commission.

All amounts presented have been rounded to the nearest thousand except share amounts, share prices and earnings per share.

Concentrations of Risk

Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At January 31, 2024, the Company held a total of approximately $712,000 of cash balances in one financial institution in excess of FDIC insurance coverage limits.

Major Customer

During the three months ended January 31, 2024, the Company sold products and services totaling approximately $297,000 (25.7%) to a large distributor, approximately $125,000 (10.8%) to another large distributor and approximately $201,000 (17.4%) to an individual medical practice.

During the three months ended January 31, 2023, the Company sold a total of approximately $303,000 (28.4%) to a large distributor and approximately $295,000 (27.6%) to another large distributor.

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

Zeo ScientifiX, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At January 31, 2024, the Company had 2,571,656 common shares issuable upon the exercise of warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2024. At January 31, 2023, the Company had 2,044,000 common shares issuable upon the exercise of warrants and 429,232 unvested restricted stock that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2023.

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

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $27,000 and $195,000 for the three months ended January 31, 2024 and 2023, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

Zeo ScientifiX, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended January 31, 2024 and 2023 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during those periods. There is a full valuation allowance established for the tax benefit associated with the net losses for the three months ended January 31, 2024 and 2023.

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

Zeo ScientifiX, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Subsequent Events

The Company has evaluated subsequent events that occurred after January 31, 2024 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $1,040,000 for the three months ended January 31, 2024 and used $575,000 of cash from operating activities during that period. In addition, the Company had a stockholders’ deficit of $1,508,000 at January 31, 2024. The Company had a working capital deficit of $2,031,000 at January 31, 2024.

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

Zeo ScientifiX, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

If revenues do not increase and stabilize, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of January 31, 2024, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	January 31, 2024	October 31, 2023
Raw materials and supplies	$141,000	$154,000
Finished goods	175,000	156,000
Total inventories	$316,000	$310,000

NOTE 5 – PROPERTY AND EQUIPMENT

	January 31, 2024	October 31, 2023
Finance lease equipment	$260,000	$260,000
Manufacturing equipment	510,000	535,000
	770,000	795,000
Less: accumulated depreciation and amortization	(237,000)	(222,000)
Total property and equipment, net	$533,000	$573,000

Depreciation expense totaled $19,000 and $29,000 for the three months ended January 31, 2024 and 2023, respectively.

Amortization expense totaled $0 and $127,000 for the three months ended January 31, 2024 and 2023, respectively.

NOTE 6 – LEASE OBLIGATIONS

Finance Lease Obligations:

During March 2019, the Company entered into a lease agreement for certain lab equipment in the amount of $239,595. The lease expired in February 2024. Under the terms of the lease agreement, the Company acquired all of the leased equipment for $1.00.

During October 2021, the Company entered into a second lease agreement in the amount of $304,873 for certain lab equipment that is being installed at the Basalt lab location. On August 7, 2023, certain equipment under the second lease agreement were assigned to a third party resulting in the reduction of the Company’s remaining obligations under the second lease agreement from $5,478 per month to $461 per month.

As of January 31, 2024, finance lease obligations were $27,000, of which $10,000 were current.

Zeo ScientifiX, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

For the three months ended January 31, 2024, the Company sold a total of approximately $30,000 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, of which approximately $30,000 of such products that were purchased from the Company were attributable to the medical practice owned by Dr. George Shapiro the Company’s Chief Medical Officer and a member of the board of directors. Dr. Shapiro also has an indirect economic interest in the parent company that owns the MSO.

For the three months ended January 31, 2023, the Company sold a total of approximately $25,000 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, of which approximately $25,000 of such products that were purchased from the Company were attributable to the medical practice owned by Dr. George Shapiro the Company’s Chief Medical Officer and a member of the board of directors. Dr. Shapiro also has an indirect economic interest in the parent company that owns the MSO.

At January 31, 2024 and October 31, 2023, advances payable to an affiliate of a former executive were $220,897. The advances are non-interest bearing and there are no formal arrangements regarding the repayment of the advances.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	January 31, 2024	October 31, 2022
Accrued payroll related liabilities	$667,000	$667,000
Lab equipment and supplies payables	245,000	407,000
Clinical trial and research payables	661,000	675,000
Legal fees payables	237,000	479,000
Other professional fees payables	115,000	81,000
Accrued IRS penalty (Note 14)	92,000	86,000
Accrued commissions payable	69,000	102,000
Construction payables	9,000	9,000
Other payables and accrued expenses	124,000	106,000
Total Accounts Payable and Accrued Expenses	$2,219,000	$2,612,000

NOTE 9 – NOTES PAYABLE

	January 31, 2024	October 31, 2023
Convertible Promissory Notes	$725,000	$725,000
Unamortized discount	(62,000)	(68,000)
Total Notes Payable	$663,000	$657,000

Convertible Promissory Notes

The Convertible Promissory Notes are due September 30, 2026. Interest on the Convertible Promissory Notes is 8.0 % payable annually and together with the principal amount on the maturity date.

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

Zeo ScientifiX, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Holders of the Convertible Promissory Notes will have the right, at any time during the period commencing on April 1, 2024 and ending on the earliest to occur of the Maturity Date, the date of a Prepayment or the date of an automatic conversion, to convert the Convertible Promissory Note in whole, but not in part, and accrued interest thereon into shares of common stock (“Shares”) at a conversion price equal to 80% of the average of the daily VWAP of the Shares (as defined in the Convertible Promissory Note) for twenty consecutive (20) trading days ending on the date the investor gives the Company a notice of conversion, subject to a minimum conversion price of $6.00 per Share.

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

In connection with the issuance of the Convertible Promissory Notes, the Company recorded a discount in the amount of $72,000. The discount is being amortized over the term of Convertible Promissory Notes. For the three months ended January 31, 2024, $6,000 of the discounts recorded in connection with the issuance of the Convertible Promissory Notes have been amortized, resulting to unamortized debt discount of $62,000 as of January 31, 2024.

NOTE 10 – CAPITAL STOCK

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

Shares Repurchased – Settlement of Litigation:

In connection with a settlement agreement entered into during November 2023 (see Note 12), Albert Mitrani and Dr. Maria Ines Mitrani returned to the Company 682,161 and 481,831 shares of ZEO common stock held by them respectively and the parties exchanged mutual releases.

Equity Line Of Credit Commitment:

On February 23, 2024, pursuant to the Purchase Agreement dated as of September 1, 2022 (“Agreement”), by and between the Company and Tysadco Partners, LLC (“Tysadco”), the Company provided Tysadco formal notice that it was terminating the Agreement and the $10,000,000 equity line of credit facility (“ELOC”).

Unvested Equity Instruments:

A summary of unvested equity instruments outstanding for the three months ended January 31, 2024 are presented below:

	Number of Nonvested Shares	Weighted- Average Grant Date Value
Outstanding at October 31, 2023	100,000	$12.20
Non-Vested Shares Granted	-	$-
Vested	100,000	$12.20
Expired/Forfeited	-	$-
Outstanding at January 31, 2024	-	$-

Zeo ScientifiX, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – WARRANTS

A summary of warrant activity for the three months ended January 31, 2024 are presented below:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2023	2,571,656	$3.99	7.50	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding at January 31, 2024	2,571,656	$3.99	7.25	$-
Exercisable at January 31, 2024	2,040,883	$4.34	7.92	$-

During the three months ended January 31, 2024 and 2023, the Company amortized $773,000 and $631,000, respectively, of stock compensation costs associated with warrants issued.

There was approximately $4,108,000 of unamortized compensation associated with warrants outstanding as of January 31, 2024 that will be amortized over their respective remaining service periods.

All stock compensation expense is classified under general and administrative expenses in the consolidated statements of operations.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

During September 2023, the Company and the Supplier agreed to enter into an Amendment and Restatement of the Skincare Agreement (“Amended Skincare Agreement”). Under the terms of the Amended Skincare Agreement, the products to be provided by the Company was modified to include both the Ingredient and a topical moisturizer (“Moisturizer”) supplied by the Formulator. The Ingredient and the Moisturizer are hereinafter referred to as the “Combined Product”. The Supplier was obligated to deliver a purchase order for a minimum of $403,000 of the Combined Product by September 30, 2023 (“Initial Purchase Order”) and a total of $648,000 of the Combined Product during the first year of the Amended Skincare Agreement.

During November 2023, the Supplier paid the Company $403,000 in connection with the Initial Purchase Order. Pursuant to Sales Agreement with the Formulator, the Company paid the Formulator $235,000 representing the amount of Initial Purchase Order associated with the Company’s arrangement with the Formulator to supply the Moisturizer. Both the Company and the Formulator have yet to deliver the Ingredient or the Moisturizer to the Supplier. As of January 31, 2024, the Company has recorded deferred revenues of $403,000 and prepaid expenses of $235,000 for payments received and paid, respectively, in connection with the Amended Skincare Agreement.

Zeo ScientifiX, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

During the year ended October 31, 2023, the Company received an advance payment of $500,000 which was to be applied against future invoices for product inventory to be delivered over time which amount was recorded as deferred revenue. As of October 31, 2023, $101,000 of product inventory was invoiced and delivered reducing the deferred revenue amount to $399,000. During the period ended January 31, 2024, $81,000 of product inventory was invoiced and delivered, further reducing the deferred revenue balance to $318,000 as of that date.

Amounts received by the Company for products that have yet to be delivered to the customers as of January 31, 2024 and October 31, 2023 are reflected in the Company’s balance sheet as deferred revenues and were comprised of the following:

	January 31, 2024	October 31, 2023
Initial Purchase Order – Amended Skincare Agreement	$403,000	$-
Advances On Future Purchases Of Inventory	318,000	399,000
Sales To Customers Not Yet Delivered	89,000	98,000
Total Deferred Revenue	$810,000	$497,000

Legal Matters

Albert Mitrani and Dr. Maria Ines Mitrani

Effective November 13, 2023, the Company entered into a settlement agreement with Albert Mitrani and Dr. Maria Ines Mitrani, pursuant to which it resolved various claims against the Mitranis, including those set forth in the previously reported Florida state action the Company had filed against the Mitranis. As part of the settlement, Albert Mitrani and Dr. Maria Ines Mitrani returned to the Company 682,161 and 481,831 shares of ZEO common stock held by them respectively and the parties exchanged mutual releases.

Other

In addition to the foregoing, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

NOTE 13 – SEGMENT INFORMATION

For the three months ended January 31, 2024 and 2023, the Company operated only one operating segment.

NOTE 14 – SUBSEQUENT EVENTS

IRS Penalties

During February 2024, the Internal Revenue Service (“IRS”) notified the Company that the Company’s appeal for full abatement of penalties and interest ($92,000 as of January 31, 2024) associated with delinquent filed returns for the tax years ended 2012 – 2015 was granted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless stated otherwise, the words “we,” “us,” “our,” the “Company” or “ZEO” in this Quarterly Report on Form 10-Q (this “Report”) refer to Zeo ScientifiX, Inc. (f/k/a Organicell Regenerative Medicine, Inc.), a Nevada corporation, and its subsidiaries.

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

On December 8, 2023, our board of directors and our stockholders holding a majority of the Company’s voting power, approved resolutions authorizing the Company to amend its Articles of Incorporation to change the name (the “Name Change”) of the Company from Organicell Regenerative Medicine, Inc. to “Zeo ScientifiX, Inc.” On February 16, 2024, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the Company’s name from Organicell Regenerative Medicine, Inc. to Zeo ScientifiX Inc., effective February 20, 2024.

In connection with the Name Change, the Company filed a Notification Form with the Financial Industry Regulatory Agency (“FINRA”) to effectuate the Name Change and to change the Company’s ticker symbol to “ZEOX” (the “Ticker Change”). The Name Change and Ticker Change were effectuated in the marketplace by FINRA on March 5, 2024.

ZEO operates an extracellular vesicle processing laboratory in Davie, Florida for the purpose of performing research and development and the manufacturing and processing of the anti-aging and cellular therapy derived products that we sell and distribute to our customers.

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

The Company has recently began to expand the use of its proprietary products in future formulations for a variety of topical use applications in the skin-care industry.

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

On November 7, 2023, the Company filed a certificate of amendment to its Articles of Incorporation to implement a reverse split of our issued and outstanding common stock on a one-for-200 basis (the “Reverse Split”). The Reverse Split was effective on November 28, 2023. The par value of the Company’s common stock was unchanged at $0.001 per share after the Reverse Split. As a result, on the effective date of the Reverse Split, the stated capital on the Company’s balance sheet attributable to the Company’s common stock was reduced proportionately based on the Reverse Split ratio of one-for-200 and the additional paid-in capital account was credited with the amount by which the stated capital was reduced. All share and per share amounts referenced herein give effect to the Reverse Split.

The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with our condensed unaudited financial statements and related notes thereto appearing in Item 1. of this Report.

Results of Operations

Three months ended January 31, 2024 as compared to three months ended January 31, 2023

Revenues. Our revenues for the three months ended January 31, 2024 were $1,154,000, compared to revenues of $1,070,000 for the three months ended January 31, 2023. The increase in revenues during the three months ended January 31, 2024 of $84,000 or 7.9%, was primarily the result of an increase of approximately 10.5% (approximately $104,000) in the overall unit sales of its high concentration biologic products during the three months ended January 31, 2024 and an increase of approximately $34,000 of revenues associated with its recently launched PPX™ service platform during the three months ended January 31, 2024, compared with the three months ended January 31, 2023, partially offset by a decrease of approximately 5.2% (approximately $54,000) in the average sales prices for the high concentration biologic products sold during the three months ended January 31, 2024, compared with the three months ended January 31, 2023.

The decrease in the average sales prices realized on high concentration biologic products sold during the three months ended January 31, 2024, compared with the three months ended January 31, 2023, was due to the sales of a newly introduced lower priced medical grade product during the three months ended January 31, 2024 that was not offered during the three months ended January 31, 2023. The percentage of overall unit sales of the Company’s high concentration medical grade biologic product offerings increased to 62.4% from 49.4% and decreased to 37.6% from 50.6% for the Company’s high concentration aesthetic biologics product offerings, respectively, for the three months ended January 31, 2024, compared to the three months ended January 31, 2023.

Cost of Revenues. Our cost of revenues for the three months ended January 31, 2024 were $159,000, compared with cost of revenues of $104,000 for the three months ended January 31, 2023. The increase in the cost of revenues for the three months ended January 31, 2024 of $55,000 or 52.6%, from the three months ended January 31, 2023, was due the increase of approximately 10.5% (approximately $11,000) in the overall unit sales of its high concentration biologic products, an increase of approximately 11.6% (approximately $11,000) in the average cost of revenues for the high concentration biologic products, and an increase of approximately $33,000 of cost of revenues associated with its recently launched PPX™ service platform during the three months ended January 31, 2024, compared with the three months ended January 31, 2023.

Gross Profit. Our gross profit for the three months ended January 31, 2024 was $995,000 (86.3% of revenues), compared with gross profit of $966,000 (90.3% of revenues) for the three months ended January 31, 2023. The increase in gross profit during the three months ended January 31, 2024 of $29,000 was the result of increases in the amount of high concentration biologic products sold and increases in the sales of its recently launched PPX™ service platform, partially offset from the increase in costs of revenues associated with those product sales during the three months ended January 31, 2024, compared to the three months ended January 31, 2023.

General and Administrative Expenses. General and administrative expenses for the three months ended January 31, 2024 were $2,157,000, compared with $3,142,000 for the three months ended January 31, 2023, a decrease of $985,000 or 31.3%. The decrease in the general and administrative expenses for the three months ended January 31, 2024, from the three months ended January 31, 2023, was primarily the result of decreased research and development costs of approximately $169,000, decreases in insurance costs of approximately $97,000, decreased marketing and investor relations costs of approximately $151,000, decreases in commissions from sales of the Company’s products and travel and entertainment costs of approximately $105,000, decreases in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $202,000, decreased office related expenses of approximately $55,000, decreased laboratory related costs of approximately $242,000 and decreased professional fees of approximately $171,000, which were partially offset by increased payroll and consulting fees of approximately $207,000.

The decrease in stock-based compensation costs during the three months ended January 31, 2024 compared with the three months ended January 31, 2023 was principally the result of reduced amortization of costs from warrants issued as stock-based compensation to consultants in connection with the August 2022 change of control and restructuring of the company, stock issued as payment for services, and warrants issued to outside directors. The decrease in laboratory related costs was principally the result of the Company’s sale of the Basalt laboratory facility in August 2023 and as a result, there were no associated costs associated with operating that facility during the three months ended January 31, 2024 compared with the three months ended January 31, 2023. The decrease in research and development costs during the three months ended January 31, 2024, compared with the three months ended January 31, 2023 was principally the result of the Company’s completion of its Phase 1 trials during July 2023, and there being no other significant ongoing clinical trial costs incurred since that time. The decrease in professional fees was principally the result of reduced audit fees, tax preparation fees and legal fees during the three months ended January 31, 2024, compared with the three months ended January 31, 2023.

Other income (expense). Other income for the three months ended January 31, 2024 was $149,000, compared with other income of $0 for the three months ended January 31, 2023. The increase in other income was due to the settlement of insurance claims of $89,000, increases in commissions received from sales of Formulator products of $34,000 and increases in income from the settlement of liabilities of approximately $26,000 during the three months ended January 31, 2024, compared to the three months ended January 31, 2023.

Other expense for the three months ended January 31, 2024 was $27,000, compared with other expense of $111,000 for the three months ended January 31, 2023. The decrease in other expense of $84,000 during the three months ended January 31, 2024, compared to the three months ended January 31, 2023, was principally the result of reduced interest and amortization of loan discounts of approximately $35,000 and reduced costs associated with changes in the fair value of the Commitment Fee of $49,000 during the three months ended January 31, 2024, compared to the three months ended January 31, 2023.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented:

	For the Three Months Ended January 31,
	2024	2023
Cash, beginning of year	$1,756,000	$3,753,000
Net cash used in operating activities	(575,000)	(1,283,000)
Net cash used in investing activities	-	(16,000)
Net cash (used in) provided by financing activities	(9,000)	(1,032,000)
Cash, end of year	$1,172,000	$1,422,000

During the three months ended January 31, 2024, the Company used cash in operating activities of $575,000, compared to $1,283,000 for the three months ended January 31, 2023, a decrease in cash used of $708,000. The decrease in cash used was primarily the result of a reduction in general and administrative expenses and other income (expense) after adjusting for non-cash related activities of $813,000 and increases in gross profit of $16,000 for the three months ended January 31, 2024, compared to the three months ended January 31, 2023, partially offset by reductions in cash provided from changes in operating assets and liabilities of $121,000 for the three months ended January 31, 2024, compared to the three months ended January 31, 2023.

The decrease in cash provided from changes in operating assets and liabilities was due to decreases in accounts payable and accrued expenses and prepaid expenses, partially offset from increases in deferred revenues during the three months ended January 31, 2024, as compared to the three months ended January 31, 2023. The reduction in general and administrative expenses and other oncome (expense) after adjusting for non-cash related activities was the result of reduced operating expenses associated with professional fees, payroll, consulting costs, research and laboratory related expenses during the three months ended January 31, 2024, as compared to the three months ended January 31, 2023.

During the three months ended January 31, 2024, the Company did not have any investing activities, compared to cash used in investing activities of $16,000 for the three months ended January 31, 2023 a decrease in cash used from investing activities of $16,000. The decrease in cash used by investing activities was primarily due to the reduction of payments made in connection with the Company’s purchase of laboratory equipment.

During the three months ended January 31, 2024, the Company had cash used in financing activities of $9,000, compared to cash used in financing activities of $1,032,000 for the three months ended January 31, 2023. The decrease in cash used in financing activities of $1,023,000 was due to the reduction in repayment of notes payable of $600,000, reductions in funds held in escrow for shares to be repurchased in connection with litigation of $500,000 and decreases in payments on finance leases of approximately $22,000, partially offset from decreases in proceeds from the sale of equity securities of $100,000.

Capital Resources

The Company has historically relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $1,040,000 for the three months ended January 31, 2024 and used $575,000 of cash from operating activities during that period. In addition, the Company had a stockholders’ deficit of $1,508,000 at January 31, 2024. The Company had a working capital deficit of $2,031,000 at January 31, 2024.

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

If revenues do not increase and stabilize, if the Company’s ability to process, sell and/or distribute the products currently being produced or developed in the future are restricted, and/or if additional funds cannot otherwise be raised, the Company might be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws. As of January 31, 2024, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of January 31, 2024 and through the date of this report, we had no such arrangements.

Recently Issued Financial Accounting Standards

There were no recently issued financial accounting standards that would have an impact on the Company’s financial statements.

Critical Accounting Policies

Our unaudited consolidated financial statements reflect the selection and application of accounting policies which require us to make significant estimates and judgments. See Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, “Summary of Significant Accounting Policies”.

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

Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2024, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2023, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ZEO SCIENTIFIX, INC.

By:	/s/ HARRY LEIDER
Harry Leider, M.D.
Chief Executive Officer
(Principal Executive Officer)

March 18, 2024

By:	/s/ IAN T. BOTHWELL
Ian T. Bothwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 18, 2024