Form 10-Q
period 2024-04-30
Zeo ScientifiX, Inc.
filed 2024-06-14
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As of June 13, 2024, there were 6,332,419 shares of common stock, $0.001 par value per share, issued and outstanding.

ZEO SCIENTIFIX, INC.

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts rounded to the nearest thousand except share amounts)

	April 30, 2024 (Unaudited)	October 31, 2023
ASSETS
Current Assets
Cash	$746,000	$1,756,000
Accounts receivable, net of allowance for bad debts	60,000	18,000
Other receivables	12,000	12,000
Prepaid expenses	328,000	106,000
Inventories	272,000	310,000
Total Current Assets	1,418,000	2,202,000

Property and equipment, net	514,000	573,000
Security deposits	-	7,000
TOTAL ASSETS	$1,932,000	$2,782,000

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,934,000	$2,612,000
Advances payable to former officer	221,000	221,000
Finance lease obligations	5,000	23,000
Convertible promissory note, net of debt discount of $56,000 and $68,000	669,000	657,000
Deferred revenue	792,000	497,000
Total Current Liabilities	3,621,000	4,010,000

Long term finance lease obligations	11,000	13,000
Total Liabilities	3,632,000	4,023,000

Commitments and contingencies

Shares Subject To Possible Redemption
Series C Preferred Stock, $0.001 par value, 100 shares authorized; 100 and 100 shares issued and outstanding, respectively	-	-

Stockholders’ Deficit
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 6,332,419 and 7,283,483 shares issued and outstanding, respectively	6,000	7,000
Additional paid-in capital	58,241,000	56,260,000
Accumulated deficit	(59,947,000)	(57,508,000)
Total Stockholders’ Deficit	(1,700,000)	(1,241,000)

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$1,932,000	$2,782,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Revenues (includes sales to related parties of approximately $52,000, $84,000, $82,000, and $109,000, respectively	$1,131,000	$845,000	$2,285,000	$1,915,000

Cost of revenues	284,000	108,000	443,000	212,000

Gross profit	847,000	737,000	1,842,000	1,703,000

General and administrative expenses	2,411,000	2,650,000	4,568,000	5,792,000

Loss from operations	(1,564,000)	(1,913,000)	(2,726,000)	(4,089,000)

Other income (expense)
Interest expense	(20,000)	(109,000)	(47,000)	(170,000)
Other income	185,000	-	334,000	-
Change in Commitment Fee Shortfall Obligation	-	31,000	-	(19,000)

Net loss	$(1,399,000)	$(1,991,000)	$(2,439,000)	$(4,278,000)

Net loss per common share - basic and diluted	$(0.23)	$(0.27)	$(0.39)	$(0.61)

Weighted average number of common shares outstanding - basic and diluted	6,173,768	7,265,608	6,182,375	6,988,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months And Six Months Ended April 30, 2024 and 2023

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

Three Months Ended April 30,

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance February 1, 2023	7,443,789	$7,000	$53,478,000	$(52,808,000)	$677,000
Sale of common stock	-	-	-	-	-
Stock-based compensation	-	-	700,000	-	700,000
Issuance of Common stock and Warrants as commitment fee for SPA 23 Note	75,000	-	282,000	-	282,000
Stock issued in satisfaction of Commitment Fee Shortfall Obligation	58,600	-	193,000	-	193,000
Cancellation of shares repurchased in connection with litigation	(124,000)	-	-	-	-
Net loss	-	-	-	(1,991,000)	(1,991,000)
Balance April 30, 2023	7,453,388	$7,000	$54,653,000	$(54,799,000)	$(139,000)

Balance February 1, 2024	6,125,482	$6,000	$57,034,000	$(58,548,000)	$(1,508,000)
Reverse split round-up adjustment	(188)	-	-	-	-
Cancellation of shares in connection with litigation	(750)	-	-	-	-
Exchange of accounts payable for stock	20,000	-	20,000	-	20,000
Stock-based compensation	187,875	-	1,187,000	-	1,187,000
Net loss	-	-	-	(1,399,000)	(1,399,000)
Balance April 30, 2024	6,332,419	$6,000	$58,241,000	$(59,947,000)	$(1,700,000)

Six Months Ended April 30,

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance October 31, 2022	7,395,632	$7,000	$52,403,000	$(50,521,000)	$1,889,000
Sale of common stock	22,282	-	100,000	-	100,000
Stock-based compensation	25,875	-	1,675,000	-	1,675,000
Issuance of Common stock and Warrants as commitment fee for SPA 23 Note	75,000	-	282,000	-	282,000
Stock issued in satisfaction of Commitment Fee Shortfall Obligation	58,600	-	193,000	-	193,000
Cancellation of shares repurchased in connection with litigation	(124,000)	-	-	-	-
Net loss	-	-	-	(4,278,000)	(4,278,000)
Balance April 30, 2023	7,453,388	$7,000	$54,653,000	$(54,799,000)	$(139,000)

Balance October 31, 2023	7,283,483	$7,000	$56,260,000	$(57,508,000)	$(1,241,000)
Reverse split round-up adjustment	5,803	-	-	-	-
Cancellation of shares in connection with litigation	(1,164,742)	(1,000)	1,000	-	-
Exchange of accounts payable for stock	20,000	-	20,000	-	20,000
Stock-based compensation	187,875	-	1,960,000	-	1,960,000
Net loss	-	-	-	(2,439,000)	(2,439,000)
Balance April 30, 2024	6,332,419	$6,000	$58,241,000	$(59,947,000)	$(1,700,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

	Six Months Ended April 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,439,000)	$(4,278,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	38,000	312,000
Amortization of OID and commitment fee discount – Promissory notes	12,000	129,000
Change in Commitment Fee Shortfall Obligation	-	19,000
Write-off of fixed assets	-	27,000
Write-off of receivables from officer	-	76,000
Stock-based compensation	1,960,000	1,675,000
Changes in operating assets and liabilities:
Accounts receivable	(42,000)	42,000
Receivables from related party	-	8,000
Other receivables	-	(90,000)
Prepaid expenses	(222,000)	(61,000)
Inventories	39,000	(4,000)
Accounts payable and accrued expenses	(638,000)	158,000
Security deposits	7,000	9,000
Deferred revenue	295,000	24,000
Net cash used in operating activities	(990,000)	(1,954,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(16,000)
Investment in non-marketable equity securities	-	(100,000)
Net cash used in investing activities	-	(116,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Promissory Note	-	504,000
Shares repurchased in connection with litigation	-	(500,000)
Payments on finance lease	(20,000)	(56,000)
Repayments of notes payable	-	(600,000)
Proceeds from sale of common stock	-	100,000
Net cash used in financing activities	(20,000)	(552,000)

Decrease in cash	(1,010,000)	(2,622,000)
Cash at beginning of period	1,756,000	3,753,000
Cash at end of period	$746,000	$1,131,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$37,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Reduction in accounts payable for equipment returned to vendor	$21,000	$-
Exchange of shares for payables	$20,000	$-
OID discount on proceeds received from promissory notes	$-	$11,000
Common stock and warrants issued as commitment fee for promissory notes	$-	$283,000
Common stock issued in satisfaction of Commitment Fee Shortfall Obligation	$-	$193,000

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

For the six months ended April 30, 2024 and 2023, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation and wholly owned subsidiary, which was formed to sell the Company’s therapeutic products to Providers.

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

The Company is currently exploring the use of its proprietary products in future formulations for a variety of topical use applications in the skin-care industry.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the condensed unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30, 2024, the results of its operations for the three months and six months ended April 30, 2024 and 2023 and the cash flows for the six months ended April 30, 2024 and 2023.

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

Concentrations of Risk

Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At April 30, 2024, the Company held a total of approximately $165,000 of cash balances in one financial institution in excess of FDIC insurance coverage limits.

Major Customer

During the six months ended April 30, 2024, the Company sold products and services totaling approximately $477,000 (20.9%) to a large distributor, approximately $237,000 (10.4%) to another large distributor and approximately $311,000 (13.6%) to an individual medical practice.

During the six months ended April 30, 2023, the Company sold a total of approximately $437,000 (22.8%) to a large distributor and approximately $412,000 (21.5%) to another large distributor.

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

At April 30, 2024, the Company had 2,644,194 common shares issuable upon the exercise of options and warrants and 167,500 unvested shares of restricted stock that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months and six months ended April 30, 2024

At April 30, 2023, the Company had 2,094,000 common shares issuable upon the exercise of options and warrants and 329,232 unvested shares of restricted stock that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months and six months ended April 30, 2023.

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

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $5,000 and $406,000 for the three months ended April 30, 2024 and 2023, respectively. Our research and development expenses were approximately $33,000 and $602,000 for the six months ended April 30, 2024 and 2023, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the three months and six months ended April 30, 2024 and 2023 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during those periods. There is a full valuation allowance established for the tax benefit associated with the net losses for the six months ended April 30, 2024 and 2023.

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

Segment Information

For the three months and six months ended April 30, 2024 and 2023, the Company operated only one operating segment.

Subsequent Events

The Company has evaluated subsequent events that occurred after April 30, 2024 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard will be effective for the Company on November 1, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.

Other recent accounting pronouncements and guidance issued by FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $2,439,000 for the six months ended April 30, 2024 and used $990,000 of cash from operating activities during that period. In addition, the Company had a stockholders’ deficit of $1,700,000 at April 30, 2024. The Company had a working capital deficit of $2,203,000 at April 30, 2024.

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

The independent auditor’s report dated January 29, 2024 included in our Annual Report on Form 10-K for the year ended October 31, 2023 included an explanatory paragraph as to the Company’s ability to continue as a going concern. As of April 30, 2024, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	April 30, 2024	October 31, 2023
Raw materials and supplies	$168,000	$154,000
Finished goods	104,000	156,000
Total inventories	$272,000	$310,000

NOTE 5 – PROPERTY AND EQUIPMENT

	April 30, 2024	October 31, 2023
Finance lease equipment	$26,000	$260,000
Manufacturing equipment	744,000	535,000
	770,000	795,000
Less: accumulated depreciation and amortization	(256,000)	(222,000)
Total property and equipment, net	$514,000	$573,000

During February 2024, in connection with the expiration of the lease for certain lab equipment originally valued at $240,000, the Company exercised its buyout option for the equipment for a total cost of $1 (see Note 6).

Depreciation expense totaled $19,000 and $29,000 for the three months ended April 30, 2024 and 2023, respectively. Depreciation expense totaled $38,000 and $59,000 for the six months ended April 30, 2024 and 2023, respectively.

Amortization expense totaled $0 and $127,000 for the three months ended April 30, 2024 and 2023, respectively. Amortization expense totaled $0 and $253,000 for the six months ended April 30, 2024 and 2023, respectively.

NOTE 6 – LEASE OBLIGATIONS

Finance Lease Obligations:

During March 2019, the Company entered into a lease agreement for certain lab equipment in the amount of $240,000. The lease expired in February 2024. Under the terms of the lease agreement, the Company acquired all of the leased equipment for $1.

During October 2021, the Company entered into a second lease agreement in the amount of $305,000 for certain lab equipment that is being installed at the Basalt lab location. On August 7, 2023, certain equipment under the second lease agreement were assigned to a third party resulting in the reduction of the Company’s remaining obligations under the second lease agreement from $6,000 per month to $1,000 per month.

As of April 30, 2024, finance lease obligations were $16,000, of which $5,000 were current.

NOTE 7 – RELATED PARTY TRANSACTIONS

For the three months and six months ended April 30, 2024, the Company sold a total of approximately $52,000 and $82,000 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, of which Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors has an indirect economic interest in the parent company that owns the MSO.

For the three months and six months ended April 30, 2023, the Company sold a total of approximately $84,000 and $109,000 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, of which Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors has an indirect economic interest in the parent company that owns the MSO.

At April 30, 2024 and October 31, 2023, advances payable to an affiliate of a former executive were $220,897. The advances are non-interest bearing and there are no formal arrangements regarding the repayment of the advances.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	April 30, 2024	October 31, 2023
Accrued payroll related liabilities	$667,000	$667,000
Lab equipment and supplies payables	150,000	407,000
Clinical trial and research payables	699,000	675,000
Legal fees payables	118,000	479,000
Other professional fees payables	102,000	81,000
Accrued IRS penalty	-	86,000
Accrued commissions payable	61,000	102,000
Construction payables	9,000	9,000
Other payables and accrued expenses	128,000	106,000
Total Accounts Payable and Accrued Expenses	$1,934,000	$2,612,000

During February 2024, the Internal Revenue Service (“IRS”) notified the Company that the Company’s appeal for full abatement of penalties and interest ($92,000 as of February 2024) associated with delinquent filed returns for the tax years ended 2012 – 2015 was granted. The Company recorded the abatement as other income for the three months and six months ended April 30, 2024.

NOTE 9 – NOTES PAYABLE

	April 30, 2024	October 31, 2023
Convertible Promissory Notes	$725,000	$725,000
Unamortized discount	(56,000)	(68,000)
Total Notes Payable	$669,000	$657,000

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

In connection with the issuance of the Convertible Promissory Notes, the Company recorded a discount in the amount of $72,000. The discount is being amortized over the term of Convertible Promissory Notes. For the three months and six months ended April 30, 2024, $6,000 and $12,000, respectively, of the discounts recorded in connection with the issuance of the Convertible Promissory Notes have been amortized, resulting in unamortized debt discount of $56,000 as of April 30, 2024.

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

Stock Based Compensation:

On April 1, 2024, pursuant to the Company’s 2021 Incentive Stock Plan (“Incentive Plan”), the Company’s Board of Directors (“Board”) awarded 125,000 and 62,500 shares of Zeo common stock to Jerry Glauser and Leatham Stern or their nominees, respectively (“Stock Grants”), both members of the Board, valued at $2.00 per share, the closing price of the common stock of the Company on the grant date. The Stock Grants vest in full as of the date of the grant. The Company recorded a total of $375,000 of stock-based compensation expense during the three months and six months ended April 30, 2024 in connection with the Stock Grants.

Effective April 1, 2024, the Company entered into sales distribution agreement with a sales and marketing company (“Salesco”). Salesco will be entitled to receive commissions on sales of the Company’s products to customers introduced by Salesco in the form of cash and common stock of the Company based on sales milestones. In connection with the agreement, the Company agreed to pay Salesco a monthly advance of $15,000 for 6 months, which is to be repaid from commissions earned by Salesco on sales of the Company’s products that are generated through Salesco. In addition, the Salesco was granted 30,000 shares of the Company’s common stock which vests over 2 years, quarterly, except the first quarterly vesting period will “cliff vest” on the earlier of (a) 6-month anniversary of the agreement or (b) upon the Company receiving $300,000 in cumulative sales from customers introduced by Salesco. The agreement may be terminated by the Company upon the six-month anniversary of the agreement. The 30,000 grant of shares were valued at $2.00 per share, the closing price of the common stock of the Company on the effective date of the agreement. The Company will record $60,000 of stock-based compensation expense based on the grant date fair value of the 2-year vesting terms. The Company recorded $3,000 of stock-based compensation expense during the three months and six months April 30, 2024.

During the period ended April 30, 2024, the Company granted 137,500 shares of the Company’s common stock to various consultants. The shares vest over 3 years. The shares were valued at prices ranging from $1.70 to $2.75 per share, the closing price of the common stock of the Company on the effective date of the agreements or an aggregate fair value of $250,000. The Company recorded $9,000 of stock-based compensation expense during the three months and six months April 30, 2024 pertaining to the shares granted.

There was approximately $298,000 of unamortized compensation associated with unvested stock grants outstanding as of April 30, 2024 that will be amortized over their respective remaining service periods.

Issuances of Common Stock – Exchange of balances due on accounts payable for stock:

Effective January 31, 2024, the Company and a legal firm performing services to the Company agreed to exchange $20,000 of legal fees payable due to the legal firm for 20,000 shares of newly issued common stock valued at $1.25 per share ($25,000), the closing price of the common stock of the Company on the date the arrangement was agreed to by both the Company and the legal firm. The shares were issued to the legal firm in April 2024.

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

Unvested Equity Instruments:

A summary of unvested equity instruments outstanding for the six months ended April 30, 2024 are presented below:

	Number of Nonvested Shares	Weighted- Average Grant Date Value
Outstanding at October 31, 2023	100,000	$12.20
Non-Vested Shares Granted	167,500	$1.85
Vested	100,000	$12.20
Expired/Forfeited	-	$-
Outstanding at April 30, 2024	167,500	$1.85

NOTE 11 – STOCK OPTIONS

The Company has issued option securities under its Incentive Plan and warrants entitling the holder to purchase shares of its common stock at specified prices and for specified exercise periods.

A summary of the Company’s option and warrant activity for the six months ended April 30, 2024 are presented below:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2023	2,571,656	$3.99	7.50	$-
Granted	72,538	$3.81	5.00	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding at April 30, 2024	2,644,194	$3.99	6.69	$-
Exercisable at April 30, 2024	2,156,980	$4.26	7.52	$-

During February 2024, pursuant to the Incentive Plan, the Company granted to each of its four non-employee directors, a non-qualified option to purchase 5,000 shares of Zeo common stock (“Director Options”). The Director Options shall (a) vest as to 50% on the grant date and as the balance of 50% on September 23, 2024. The Director Options are exercisable for $2.00 per share (the closing price of the Company’s common stock on the date of grant), until the fifth anniversary date of the date of issuance. The Company valued the Director Options on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 4.34%, (2) term of 5 years, (3) expected stock volatility of 156%, and (4) expected dividend rate of 0%. The grant date fair value of the total 20,000 Director Options granted was $40,000. The Company recorded a total of $23,000 of stock-based compensation expense in connection with the Director Options granted for the three months and six months ended April 30, 2024 based on the fair value of these options on the grant date.

On April 1, 2024, pursuant to the Company’s Incentive Plan, the Company approved an employee stock option plan for its laboratory and administrative staff (“Employee Plan”). Under the Employee Plan, beginning January 31, 2025 and on each January 31 thereafter (each January 31 being a “Grant Date”), if employed by the Company for a minimum of one year as of each Grant Date, each laboratory employee and administrative employee are entitled to receive options to purchase shares of common stock of the Company based on 6% of the employees’ current base salary as of the Grant Date and a conversion price equal to $4.50 or 150% of the trading price of the Company’s stock on the Grant Date, whichever is higher. The stock options will (a) vest in three equal annual installments commencing one year from the Grant Date; (b) be exercisable for a period of five (5) years from the Grant Date. All vested stock options must be exercised on before 90 days from the date the employee is no longer employed by the Company (for whatever reason), or they will be forfeited.

In addition to the above, the Company agreed to provide all current employees with at least one year of service with the Company (total of seven employees), a one-time grant of stock options based on the employees’ tenure with the Company totaling 52,538 shares (“One-time Options”). The One-time Options will (a) vest in three equal annual installments commencing one year from the Grant Date; (b) be exercisable for a period of five (5) years from the Grant Date. All vested stock options must be exercised on before 90 days from the date the employee is no longer employed by the Company (for whatever reason), or they will be forfeited. The Company valued the One-Time options on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 4.34%, (2) term of 5 years, (3) expected stock volatility of 156%, and (4) expected dividend rate of 0%. The grant date fair value of the total 52,538 One-time Options granted was $105,000. The Company recorded a total of $3,000 of stock-based compensation expense in connection with the One-time Options granted for the three months and six months ended April 30, 2024 based on the fair value of these options on the grant date.

During the three months ended April 30, 2024 and 2023, the Company amortized $800,000 and $592,000, respectively, of stock compensation costs associated with options issued. During the six months ended April 30, 2024 and 2023, the Company amortized $1,573,000 and $1,223,000, respectively, of stock compensation costs associated with options issued.

There was approximately $3,453,000 of unamortized compensation associated with options and warrants outstanding as of April 30, 2024 that will be amortized over their respective remaining service periods. Included in this amount was unamortized compensation of $437,000 relating to 190,000 unvested options that were cancelled as a result of the non-renewal of an executive’s employment agreement on May 31, 2024 (see Note 12).

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

During November 2023, the Supplier paid the Company $403,000 in connection with the Initial Purchase Order. Pursuant to Sales Agreement with the Formulator, the Company paid the Formulator $235,000 representing the amount of Initial Purchase Order associated with the Company’s arrangement with the Formulator to supply the Moisturizer. Both the Company and the Formulator have yet to deliver the Ingredient or the Moisturizer to the Supplier. As of April 30, 2024, the Company has recorded deferred revenues of $403,000 and prepaid expenses of $235,000 for payments received and paid, respectively, in connection with the Amended Skincare Agreement.

Deferred Revenue

During the year ended October 31, 2023, the Company received an advance payment of $500,000 which was to be applied against future invoices for product inventory to be delivered over time which amount was recorded as deferred revenue. As of October 31, 2023, $101,000 of product inventory was invoiced and delivered reducing the deferred revenue amount to $399,000. During the six months ended April 30, 2024, $229,000 of product inventory was invoiced and delivered, further reducing the deferred revenue balance to $170,000 as of that date.

Amounts received by the Company for products that have yet to be delivered to the customers as of April 30, 2024 and October 31, 2023 are reflected in the Company’s balance sheet as deferred revenues and were comprised of the following:

	April 30, 2024	October 31, 2023
Initial Purchase Order – Amended Skincare Agreement	$403,000	$-
Advances On Future Purchases Of Inventory	170,000	399,000
Sales To Customers Not Yet Delivered	219,000	98,000
Total Deferred Revenue	$792,000	$497,000

Legal Matters

Albert Mitrani and Dr. Maria Ines Mitrani

Effective November 13, 2023, the Company entered into a settlement agreement with Albert Mitrani and Dr. Maria Ines Mitrani (former executives of the Company), pursuant to which it resolved various claims against the Mitranis, including those set forth in the previously reported Florida state action the Company had filed against the Mitranis. As part of the settlement, Albert Mitrani and Dr. Maria Ines Mitrani returned to the Company 682,161 and 481,831 shares of ZEO common stock held by them respectively and the parties exchanged mutual releases.

The Company’s employment agreements with Dr. Harry Leider, its Chief Executive Officer and Dr. Howard Golub, its Chief Science Officer (“Employment Agreements”) had an initial term that ended May 31, 2024. The Employment Agreements were not renewed and accordingly, the Employment Agreements expired and the employment of Drs. Leider and Golub by the Company ended on May 31, 2024. Dr. Leider has advised that he may seek severance from the Company. The Company believes that he is not entitled to severance, as it is not provided for in the case of a non-renewal of the term of the employment agreement.

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

The Company is currently exploring the use of its proprietary products in future formulations for a variety of topical use applications in the skin-care industry.

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

Results of Operations

Three months ended April 30, 2024 as compared to three months ended April 30, 2023

Revenues. Our revenues for the three months ended April 30, 2024 were $1,131,000, compared to revenues of $845,000 for the three months ended April 30, 2023. The increase in revenues during the three months ended April 30, 2024 of $286,000 or 33.8% from the three months ended April 30, 2023, was primarily the result of an increase of approximately 19.2% (approximately $163,000) in the overall unit sales of its high concentration biologic products during the three months ended April 30, 2024, an increase of approximately 3.8% (approximately $31,000) in the average sales prices for the high concentration biologic products sold during the three months ended April 30, 2024, and an increase of approximately $92,000 of revenues associated with its recently launched PPX™ service platform during the three months ended April 30, 2024.

The increase in the overall unit sales of its high concentration biologic products and revenues associated with its recently launched PPX™ service platform during the three months ended April 30, 2024, as compared to the three months ended April 30, 2023 was primarily due the Company’s expanded sales and marketing efforts which included engaging additional sales representatives, participation in industry related conferences and sponsoring of educational webinars.

The percentage of overall unit sales of the Company’s high concentration medical grade biologic product offerings decreased to 46.6% from 49.1% and increased to 53.4% from 50.9% for the Company’s high concentration aesthetic biologics product offerings, respectively, for the three months ended April 30, 2024, as compared to the three months ended April 30, 2023.

Cost of Revenues. Our cost of revenues for the three months ended April 30, 2024 was $284,000, as compared to cost of revenues of $108,000 for the three months ended April 30, 2023. The increase in the cost of revenues for the three months ended April 30, 2024 of $176,000 or 163.0%, from the three months ended April 30, 2023, was due the increase of approximately 19.2% (approximately $34,000) in the overall unit sales of its high concentration biologic products, an increase of approximately 66.4% (approximately $70,000) in the average cost of revenues for the high concentration biologic products, and an increase of approximately $72,000 of cost of revenues associated with its recently launched PPX™ service platform during the three months ended April 30, 2024, compared with the three months ended April 30, 2023.

Gross Profit. Our gross profit for the three months ended April 30, 2024 was $847,000 (74.9% of revenues), as compared to gross profit of $737,000 (87.2% of revenues) for the three months ended April 30, 2023. The increase in gross profit during the three months ended April 30, 2024 of $110,000 was the result of increases in the amount of high concentration biologic products sold and increases in the sales of its recently launched PPX™ service platform, partially offset from the increase in costs of revenues associated with those product sales during the three months ended April 30, 2024, compared to the three months ended April 30, 2023.

In addition, the percentage of the Company’s revenues associated with its recently launched PPX™ service platform, which has a lower gross margin percentage as compared to the Company’s high concentration biologic product offerings, increased to 10.5% of revenues for the three months ended April 30, 2024, as compared with 3.2% of revenues for the three months ended April 30, 2023.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2024 were $2,411,000, as compared with $2,650,000 for the three months ended April 30, 2023, a decrease of $239,000 or 9.0%. The decrease in the general and administrative expenses for the three months ended April 30, 2024, from the three months ended April 30, 2023, was primarily the result of decreased research and development costs of approximately $401,000, decreased laboratory related costs of approximately $265,000, decreased office related expenses of approximately $70,000 and decreased professional fees of approximately $106,000, which were partially offset by increased in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $487,000 and increased payroll and consulting fees of approximately $76,000 during the three months ended April 30, 2024, as compared to the three months ended April 30, 2023.

The decrease in laboratory related costs was principally the result of the Company’s sale of the Basalt laboratory facility in August 2023 and as a result, there were no associated costs associated with operating that facility during the three months ended April 30, 2024, as compared with the three months ended April 30, 2023. The decrease in research and development costs during the three months ended April 30, 2024, from the three months ended April 30, 2023 was principally the result of the Company’s completion of its Phase 1 trials during July 2023, and there being no other significant clinical trial costs incurred since that time. The decrease in professional fees was principally the result of reduced audit fees, tax preparation fees and legal fees during the three months ended April 30, 2024, as compared to the three months ended April 30, 2023. The increase in stock-based compensation costs during the three months ended April 30, 2024, as compared to the three months ended April 30, 2023 was principally the result of increased amortization of costs from shares and options issued to executives and advisors and options issued to employees and outside directors.

Other income (expense). Other income for the three months ended April 30, 2024 was $185,000, as compared to other income of $31,000 for the three months ended April 30, 2023. The increase in other income was due to the abatement of IRS penalties of $93,000, increases in commissions received from sales of Formulator products of $53,000 and increases in income from the settlement of liabilities of approximately $37,000 during the three months ended April 30, 2024, as compared to the three months ended April 30, 2023, partially offset from reduced income associated with changes in the fair value of a commitment fee of $31,000 related to a January 2022 $600,000 debt financing, during the three months ended April 30, 2024, as compared to the three months ended April 30, 2023.

Other expense for the three months ended April 30, 2024 was $20,000, as compared to other expense of $109,000 for the three months ended April 30, 2023. The decrease in other expense of $89,000 during the three months ended April 30, 2024, as compared to the three months ended April 30, 2023, was principally the result of reduced amortization of loan discounts of approximately $86,000, reduced IRS interest and penalties of approximately 13,000, partially offset from increased interest expenses on debt obligations of $10,000 during the three months ended April 30, 2024, as compared to the three months ended April 30, 2023.

Six months ended April 30, 2024 as compared to six months ended April 30, 2023

Revenues. Our revenues for the six months ended April 30, 2024 were $2,285,000, as compared to revenues of $1,915,000 for the six months ended April 30, 2023. The increase in revenues for the six months ended April 30, 2024 of $370,000 or 19.3%, was primarily the result of an increase of approximately 14.7% (approximately $271,000) in the overall unit sales of its high concentration biologic products during the six months ended April 30, 2024 and an increase of approximately $116,000 of revenues associated with its recently launched PPX™ service platform during the six months ended April 30, 2024, from the six months ended April 30, 2023, partially offset by a decrease of approximately 1.0% (approximately $18,000) in the average sales prices for the high concentration biologic products sold during the six months ended April 30, 2024, compared with the six months ended April 30, 2023.

The increase in the overall unit sales of its high concentration biologic products and revenues associated with its recently launched PPX™ service platform during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023 was primarily due the Company’s expanded sales and marketing efforts which included engaging additional sales representatives, participation in industry related conferences and sponsoring of educational webinars.

The percentage of overall unit sales of the Company’s high concentration medical grade biologic product offerings increased to 54.4% from 49.3% and decreased to 45.6% from 50.7% for the Company’s high concentration aesthetic biologics product offerings, respectively, for the six months ended April 30, 2024, as compared to the six months ended April 30, 2023.

Cost of Revenues. Our cost of revenues for the six months ended April 30, 2024 were $443,000, as compared to cost of revenues of $212,000 for the six months ended April 30, 2023. The increase in the cost of revenues for the six months ended April 30, 2024 of $231,000 or 109.0%, from the six months ended April 30, 2023, was due the increase of approximately 14.7% (approximately $42,000) in the overall unit sales of its high concentration biologic products, an increase of approximately 43.5% (approximately $85,000) in the average cost of revenues for the high concentration biologic products, and an increase of approximately $104,000 of cost of revenues associated with its recently launched PPX™ service platform during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023.

Gross Profit. Our gross profit for the six months ended April 30, 2024 was $1,842,000 (80.6% of revenues), compared to gross profit of $1,703,000 (88.9% of revenues) for the six months ended April 30, 2023. The increase in gross profit during the six months ended April 30, 2024 of $139,000 was the result of increases in the amount of high concentration biologic products sold and increases in the sales of its recently launched PPX™ service platform, partially offset from the increase in costs of revenues associated with those product sales during the six months ended April 30, 2024, compared to the six months ended April 30, 2023.

In addition, the percentage of the Company’s revenues associated with its recently launched PPX™ service platform, which has a lower gross margin percentage as compared to the Company’s high concentration biologic product offerings, increased to 7.4% of revenues for the six months ended April 30, 2024, as compared to 2.8% of revenues for the six months ended April 30, 2023.

General and Administrative Expenses. General and administrative expenses for the six months ended April 30, 2024 were $4,568,000, as compared to $5,792,000 for the six months ended April 30, 2023, a decrease of $1,224,000 or 21.1%. The decrease in the general and administrative expenses for the six months ended April 30, 2024, from the six months ended April 30, 2023, was primarily the result of decreased research and development costs of approximately $569,000, decreases in insurance costs of approximately $123,000, decreased marketing and investor relations costs of approximately $123,000, decreases in commissions from sales of the Company’s products and travel and entertainment costs of approximately $94,000, decreased office related expenses of approximately $99,000, decreased laboratory related costs of approximately $508,000 and decreased professional fees of approximately $277,000, which were partially offset by increased payroll and consulting fees of approximately $283,000 and increases in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $286,000.

The decrease in research and development costs during the six months ended April 30, 2024, from the six months ended April 30, 2023 was principally the result of the Company’s completion of its Phase 1 trials during July 2023, and there being no other significant ongoing clinical trial costs incurred since that time. The decrease in laboratory related costs was principally the result of the Company’s sale of the Basalt laboratory facility in August 2023 and as a result, there were no associated costs associated with operating that facility during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023. The decrease in professional fees was principally the result of reduced audit fees, tax preparation fees and legal fees during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023. The increase in stock-based compensation costs during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023 was principally the result of increased amortization of costs from shares and options issued to executives and advisors and options issued to employees and outside directors.

Other income (expense). Other income for the six months ended April 30, 2024 was $334,000, as compared to other income of $0 for the six months ended April 30, 2023. The increase in other income was due to the abatement of IRS penalties of $93,000, settlement of insurance claims of $89,000, increases in commissions received from sales of Formulator products of $87,000 and increases in income from the settlement of liabilities of approximately $61,000 during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023.

Other expense for the six months ended April 30, 2024 was $47,000, as compared to other expense of $189,000 for the six months ended April 30, 2023. The decrease in other expense of $142,000 during the six months ended April 30, 2024, compared to the six months ended April 30, 2023, was principally the result of reduced amortization of loan discounts of approximately $117,000, reduced IRS interest and penalties of approximately 16,000, and reduced costs associated with changes in the fair value of a commitment fee of $19,000 related to a January 2022 $600,000 debt financing, during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023, partially offset from increased interest expenses on debt obligations of $10,000 during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented:

	For the Six months Ended April 30,
	2024	2023
Cash, beginning of period	$1,756,000	$3,753,000
Net cash used in operating activities	(990,000)	(1,954,000)
Net cash used in investing activities	-	(116,000)
Net cash (used in) provided by financing activities	(20,000)	(552,000)
Cash, end of period	$746,000	$1,131,000

During the six months ended April 30, 2024, the Company used cash in operating activities of $990,000, as compared to $1,954,000 for the six months ended April 30, 2023, a decrease in cash used of $964,000. The decrease in cash used was primarily the result of a reduction in general and administrative expenses and other income (expense) after adjusting for non-cash related activities of $1,472,000 and increases in gross profit of $139,000 for the six months ended April 30, 2024, as compared to the six months ended April 30, 2023, partially offset by reductions in cash provided from changes in operating assets and liabilities of $647,000 for the six months ended April 30, 2024, as compared to the six months ended April 30, 2023.

The decrease in cash provided from changes in operating assets and liabilities was due to decreases in accounts payable and accrued expenses and prepaid expenses, partially offset from increases in deferred revenues during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023. The reduction in general and administrative expenses and other oncome (expense) after adjusting for non-cash related activities was the result of reduced operating expenses associated with professional fees, payroll, consulting costs, research and laboratory related expenses during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023.

During the six months ended April 30, 2024, the Company did not have any investing activities, compared to cash used in investing activities of $116,000 for the six months ended April 30, 2023 a decrease in cash used from investing activities of $116,000. The decrease in cash used by investing activities was primarily due to the reduction of payments made in connection with the Company’s purchase of laboratory equipment and the decrease in investments from non-marketable securities of $100,000 during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023.

During the six months ended April 30, 2024, the Company had cash used in financing activities of $20,000, as compared to cash used in financing activities of $552,000 for the six months ended April 30, 2023. The decrease in cash used in financing activities of $532,000 was due to the reduction in repayment of notes payable of $600,000, reductions in funds held in escrow for shares to be repurchased in connection with litigation of $500,000 and decreases in payments on finance leases of approximately $36,000, partially offset from decreases in proceeds from the sale of equity securities of $100,000 and decreases in proceeds from the issuance of promissory notes of $504,000 during the six months ended April 30, 2024, as compared to the six months ended April 30, 2023.

Capital Resources

The Company has historically relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $2,439,000 for the six months ended April 30, 2024 and used $990,000 of cash from operating activities during that period. In addition, the Company had a stockholders’ deficit of $1,700,000 at April 30, 2024. The Company had a working capital deficit of $2,203,000 at April 30, 2024.

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

The independent auditor’s report dated January 29, 2024 included in our Annual Report on Form 10-K for the year ended October 31, 2023 included an explanatory paragraph as to the Company’s ability to continue as a going concern. As of April 30, 2024, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of April 30, 2024 and through the date of this report, we had no such arrangements.

Recently Issued Financial Accounting Standards

See Note 2 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

Our Interim Chief Executive Officer and Chief Financial Officer (our principal executive, financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2024, the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2023, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No:	Description:
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Interim Chief Executive Officer and Chief Financial Officer (filed herewith)
32.1*	Section 1350 Certification of Interim Chief Executive Officer and Chief Financial Officer (filed herewith)
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

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
June 14, 2024