Form 10-Q
period 2024-07-31
Zeo ScientifiX, Inc.
filed 2024-09-16
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

As of September 13, 2024, there were 6,582,419 shares of common stock, $0.001 par value per share, issued and outstanding.

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

ii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts rounded to the nearest thousand except share amounts)

	July 31, 2024	October 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$1,105,000	$1,756,000
Accounts receivable, net of allowance for bad debts	19,000	18,000
Other receivables	12,000	12,000
Prepaid expenses	339,000	106,000
Inventories	250,000	310,000
Total Current Assets	1,725,000	2,202,000

Property and equipment, net	496,000	573,000
Security deposits	-	7,000
TOTAL ASSETS	$2,221,000	$2,782,000

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,850,000	$2,612,000
Advances payable to former officer	-	221,000
Finance lease obligations	5,000	23,000
Convertible promissory note, net of debt discount of $51,000 and $68,000	674,000	657,000
Deferred revenue	1,105,000	497,000
Total Current Liabilities	3,634,000	4,010,000

Long term finance lease obligations	9,000	13,000
Total Liabilities	3,643,000	4,023,000

Commitments and contingencies

Shares Subject To Possible Redemption
Series C Preferred Stock, $0.001 par value, 100 shares authorized; 100 and 100 shares issued and outstanding, respectively	-	-

Stockholders’ Deficit
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 6,582,419 and 7,283,483 shares issued and outstanding, respectively	6,000	7,000
Additional paid-in capital	59,531,000	56,260,000
Accumulated deficit	(60,959,000)	(57,508,000)
Total Stockholders’ Deficit	(1,422,000)	(1,241,000)

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$2,221,000	$2,782,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Revenues (includes sales to related parties of approximately $35,000, $43,000, $117,000, and $151,000, respectively)	$1,091,000	$1,221,000	$3,376,000	$3,136,000

Cost of revenues	176,000	162,000	619,000	375,000

Gross profit	915,000	1,059,000	2,757,000	2,761,000

General and administrative expenses	2,083,000	2,505,000	6,651,000	8,297,000

Loss from operations	(1,168,000)	(1,446,000)	(3,894,000)	(5,536,000)

Other income (expense)
Interest expense	(23,000)	(172,000)	(70,000)	(341,000)
Write-off of advances payable to former officer	221,000	-	221,000	-
Resolution and settlement of long outstanding payables	-	-	154,000	-
Reserve of non-marketable securities	(45,000)	-	(45,000)	-
Commissions on sales of Formulator products	-	-	87,000	-
Proceeds from insurance claim	-	-	89,000	-
Other income	3,000	-	7,000	-
Change in Commitment Fee Shortfall Obligation	-	-	-	(19,000)

Net loss	$(1,012,000)	$(1,618,000)	$(3,451,000)	$(5,896,000)

Net loss per common share - basic and diluted	$(0.16)	$(0.23)	$(0.55)	$(0.84)

Weighted average number of common shares outstanding - basic and diluted	6,259,975	7,103,521	6,254,652	7,027,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc

CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months And Nine Months Ended July 31, 2024 and 2023

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

Three Months Ended July 31,

			Additional		Total Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance May 1, 2023	7,453,388	$7,000	$54,653,000	$(54,799,000)	$(139,000)
Fair value of equity instruments issued for compensation:
Fair value of vested shares issued	94	-	-	-	-
Fair value of vested options and warrants issued	-	-	735,000	-	735,000
Return of former executive’s shares and warrants	(170,000)	-	-	-	-
Net loss	-	-	-	(1,618,000)	(1,618,000)
Balance July 31, 2023	7,283,482	$7,000	$55,388,000	$(56,417,000)	$(1,022,000)

Balance May 1, 2024	6,332,419	$6,000	$58,241,000	$(59,947,000)	$(1,700,000)
Sale of common stock	250,000	-	500,000	-	500,000
Fair value of equity instruments issued for compensation:
Fair value of vested shares issued	-	-	31,000	-	31,000
Fair value of vested options and warrants issued	-	-	759,000		759,000
Net loss	-	-	-	(1,012,000)	(1,012,000)
Balance July 31, 2024	6,582,419	$6,000	$59,531,000	$(60,959,000)	$(1,422,000)

Nine Months Ended July 31,

			Additional		Total Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance October 31, 2022	7,395,632	$7,000	$52,403,000	$(50,521,000)	$1,889,000
Sale of common stock	22,282	-	100,000	-	100,000
Fair value of equity instruments issued for compensation:
Fair value of vested shares issued	25,969	-	452,000	-	452,000
Fair value of vested options and warrants issued	-	-	1,958,000	-	1,958,000
Issuance of Common stock and Warrants as commitment fee for SPA 23 Note	75,000	-	282,000	-	282,000
Stock issued in satisfaction of Commitment Fee Shortfall Obligation	58,600	-	193,000	-	193,000
Cancellation of shares repurchased in connection with litigation	(124,000)	-	-	-	-
Return of former executive’s shares and warrants	(170,000)	-	-	-	-
Net loss	-	-	-	(5,896,000)	(5,896,000)
Balance July 31, 2023	7,283,482	$7,000	$55,388,000	$(56,417,000)	$(1,022,000)

Balance October 31, 2023	7,283,483	$7,000	$56,260,000	$(57,508,000)	$(1,241,000)
Sale of common stock	250,000	-	500,000	-	500,000
Reverse split round-up adjustment	5,803	-	-	-	-
Cancellation of shares in connection with litigation	(1,164,742)	(1,000)	1,000	-	-
Exchange of accounts payable for stock	20,000	-	20,000	-	20,000
Fair value of equity instruments issued for compensation:
Fair value of vested shares issued	187,875	-	418,000	-	418,000
Fair value of vested options and warrants issued	-	-	2,332,000	-	2,332,000
Net loss	-	-	-	(3,451,000)	(3,451,000)
Balance July 31, 2024	6,582,419	$6,000	$59,531,000	$(60,959,000)	$(1,422,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

	Nine Months Ended July 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,451,000)	$(5,896,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	56,000	470,000
Amortization of OID and commitment fee discount – Promissory notes	18,000	283,000
Change in Commitment Fee Shortfall Obligation	-	19,000
Write-off of fixed assets	-	33,000
Write-off of receivables from officers and other receivable	-	129,000
Write-off of advances payable to former officer	(221,000)	-
Reserve of non-marketable securities – related party	45,000	-
Stock-based compensation	2,751,000	2,410,000
Changes in operating assets and liabilities:
Accounts receivable	(2,000)	34,000
Other receivables	-	(14,000)
Prepaid expenses	(233,000)	29,000
Inventories	60,000	(9,000)
Accounts payable and accrued expenses	(721,000)	49,000
Security deposits	7,000	12,000
Deferred revenue	607,000	33,000
Net cash used in operating activities	(1,084,000)	(2,418,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(20,000)
Investment in non-marketable equity securities – related party	(45,000)	(100,000)
Net cash used in investing activities	(45,000)	(120,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Promissory Note	-	504,000
Shares repurchased in connection with litigation	-	(500,000)
Payments on finance lease	(22,000)	(86,000)
Repayments of notes payable	-	(600,000)
Proceeds from sale of common stock	500,000	100,000
Net cash provided by (used in) financing activities	478,000	(582,000)

Decrease in cash	(651,000)	(3,120,000)
Cash at beginning of period	1,756,000	3,753,000
Cash at end of period	$1,105,000	$633,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$3,000	$54,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Reduction in accounts payable for equipment returned to vendor	$21,000	$-
Exchange of shares for payables	$20,000	$-
OID discount on proceeds received from promissory notes	$-	$11,000
Common stock and warrants issued as commitment fee for promissory notes	$-	$283,000
Common stock issued in satisfaction of Commitment Fee Shortfall Obligation	$-	$193,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Zeo ScientifiX, Inc. (“ZEO” or the “Company”) (f/k/a Organicell Regenerative Medicine, Inc.) was incorporated on August 9, 2011 in the State of Nevada under the name Bespoke Tricycles Inc. (changed to Biotech Products Services and Research, Inc. during September 2015 and to Organicell Regenerative Medicine, Inc., effective June 20, 2018). Effective February 20, 2024, we further amended our Articles of Incorporation to assume our current name, Zeo ScientifiX, Inc.

The Company is a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and regenerative medicine. The Company’s proprietary products, including Zofin™, are derived from perinatal sources and manufactured to retain the naturally occurring extracellular vesicles, proteins and cell secreted nanoparticles and Patient Pure X™ (“PPX™”), an autologous biologic containing a nanoparticle fraction that is precipitated from a patient’s own peripheral blood (“RAAM Products”). Our RAAM Products and related services are principally used in the health care industry administered through doctors and clinics (“Providers”).

For the nine months ended July 31, 2024 and 2023, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation and wholly owned subsidiary, which was formed to sell the Company’s therapeutic products to Providers.

The Company is currently exploring the use of its proprietary products in future formulations for a variety of topical use applications in the skin-care industry.

Effective November 28, 2023, we implemented a one-for-200 reverse stock split (the “Reverse Split”). The par value of the Company’s common stock was unchanged at $0.001 per share after the Reverse Split. As a result, on the effective date of the Reverse Split, the stated capital on the Company’s balance sheet attributable to the Company’s common stock was reduced proportionately based on the Reverse Split ratio of one-for-200 and the additional paid-in capital account was credited with the amount by which the stated capital was reduced. All share and per share amounts referenced herein give effect to the Reverse Split as of the earliest period presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the condensed unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 31, 2024, the results of its operations for the three months and nine months ended July 31, 2024 and 2023 and the cash flows for the nine months ended July 31, 2024 and 2023. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

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

Concentrations of Risk

Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At July 31, 2024, the Company held a total of approximately $343,000 of cash balances in two financial institutions in excess of FDIC insurance coverage limits.

Major Customer

During the three months ended July 31, 2024, the Company sold products and services totaling approximately $178,000 (16.3%) to a large distributor. During the three months ended July 31, 2023, the Company sold products and services totaling approximately $334,000 (27.3%) to a large distributor and approximately $125,000 (10.2%) to an individual medical practice.

During the nine months ended July 31, 2024, the Company sold products and services totaling approximately $570,000 (16.8%) to a large distributor, approximately $418,000 (12.3%) to another large distributor and approximately $382,000 (11.2%) to an individual medical practice. During the nine months ended July 31, 2023, the Company sold a total of approximately $880,000 (28.1%) to a large distributor and approximately $448,000 (14.3%) to another large distributor.

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

At July 31, 2024, the Company had 3,787,527 common shares issuable upon the exercise of options and warrants and 182,500 unvested shares of restricted stock that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months and nine months ended July 31, 2024

At July 31, 2023, the Company had 2,549,000 common shares issuable upon the exercise of options and warrants and 250,000 unvested shares of restricted stock that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months and nine months ended July 31, 2023.

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

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $75,000 and $335,000 for the three months ended July 31, 2024 and 2023, respectively. Our research and development expenses were approximately $80,000 and $938,000 for the nine months ended July 31, 2024 and 2023, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the three months and nine months ended July 31, 2024 and 2023 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during those periods. There is a full valuation allowance established for the tax benefit associated with the net losses for the nine months ended July 31, 2024 and 2023.

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

Segment Information

For the three months and nine months ended July 31, 2024 and 2023, the Company operated only one operating segment.

Subsequent Events

The Company has evaluated subsequent events that occurred after July 31, 2024 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $3,451,000 for the nine months ended July 31, 2024 and used $1,084,000 of cash from operating activities during that period. In addition, the Company had a stockholders’ deficit of $1,422,000 at July 31, 2024. The Company had a working capital deficit of $1,909,000 at July 31, 2024.

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

The independent auditor’s report dated January 29, 2024 included in our Annual Report on Form 10-K for the year ended October 31, 2023 included an explanatory paragraph as to the Company’s ability to continue as a going concern. As of July 31, 2024, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	July 31, 2024	October 31, 2023
Raw materials and supplies	$179,000	$154,000
Finished goods	71,000	156,000
Total inventories	$250,000	$310,000

NOTE 5 – PROPERTY AND EQUIPMENT

	July 31, 2024	October 31, 2023
Finance lease equipment	$15,000	$260,000
Manufacturing equipment	755,000	535,000
	770,000	795,000
Less: accumulated depreciation and amortization	(274,000)	(222,000)
Total property and equipment, net	$496,000	$573,000

During February 2024, in connection with the expiration of the lease for certain lab equipment originally valued at $240,000, the Company exercised its buyout option for the equipment for a total cost of $1 (see Note 6).

Depreciation expense totaled $18,000 and $31,000 for the three months ended July 31, 2024 and 2023, respectively. Depreciation expense totaled $56,000 and $90,000 for the nine months ended July 31, 2024 and 2023, respectively.

Amortization expense totaled $0 and $127,000 for the three months ended July 31, 2024 and 2023, respectively. Amortization expense totaled $0 and $380,000 for the nine months ended July 31, 2024 and 2023, respectively.

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

As of July 31, 2024, finance lease obligations were $14,000, of which $5,000 were current.

NOTE 7 – EQUITY IN NON-MARKETABLE SECURITIES OF AFFILIATED ENTITY

	July 31, 2024	October 31, 2023
Equity in non-marketable securities	$145,000	100,000
Reserve on carrying value of investment in non-marketable securities	$(145,000)	(100,000)
Equity in non-marketable securities	$-	-

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

During the quarter ended July 31, 2024, pursuant to a capital call notice received from the Formulator, the Company invested an additional $45,000 in cash (representing its 8.96% equity interest at the time of the capital call). As of July 31, 2024, the Company has recorded an additional reserve against the carrying value of its investment of the Formulator in connection with the additional investment of $45,000 based on the limited financial history of the Formulator to date to ascertain the fair value of the Formulator and the Company’s limited rights to control future dilution to the Company’s interests and the timing of available distributions, if any, of the Formulator.

As of July 31, 2024, the Company has recorded total reserves against the carrying value of its investment of the Formulator of $145,000, As such, at July 31, 2024, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $0.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three months and nine months ended July 31, 2024, the Company sold a total of approximately $35,000 and $117,000 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, of which Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors has an indirect economic interest in the parent company that owns the MSO.

For the three months and nine months ended July 31, 2023, the Company sold a total of approximately $43,000 and $151,000 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, of which Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors has an indirect economic interest in the parent company that owns the MSO.

At October 31, 2023, advances payable to a former officer were $221,000. The advances are non-interest bearing and there were no formal arrangements regarding the repayment of the advances. As of July 31, 2024, the Company had determined that the statute of limitations had run for the ability of the affiliate to enforce a claim to collect the advances. As a result, the Company wrote-off the full balance of the advances payable to an affiliate of a former executive of $221,000 on July 31, 2024. The Company recorded the write-off as other income during the three months and nine months ended July 31, 2024.

During the quarter ended July 31, 2024, pursuant to a capital call notice received from the Formulator, as discussed in Note 7, the Company invested an additional $45,000 in cash (representing its 8.96% equity interest at the time of the capital call).

In connection with the sale of securities to the Investor (see Note 11), the Company entered into a supply agreement with an affiliate of the Investor to sell our products to such party and entered into a non-binding term sheet with another affiliate of the Investor pursuant to which such affiliate will have the option (subject to various conditions including the negotiation and execution of definitive agreements) to invest in a newly formed subsidiary through which ZEO intends to conduct clinical trials on its present and planned products.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	July 31, 2024	October 31, 2023
Accrued payroll related liabilities	$667,000	$667,000
Lab equipment and supplies payables	91,000	407,000
Clinical trial and research payables	624,000	675,000
Legal fees payable	180,000	479,000
Other professional fees payable	105,000	81,000
Accrued IRS penalty	-	86,000
Accrued commissions payable	32,000	102,000
Construction payables	9,000	9,000
Other payables and accrued expenses	142,000	106,000
Total Accounts Payable and Accrued Expenses	$1,850,000	$2,612,000

During February 2024, the Internal Revenue Service (“IRS”) notified the Company that the Company’s appeal for full abatement of penalties and interest ($92,000 as of February 2024) associated with delinquent filed returns for the tax years ended 2012 – 2015 was granted. The Company recorded the abatement as other income for the nine months ended July 31, 2024.

NOTE 10 – NOTES PAYABLE

	July 31, 2024	October 31, 2023
Convertible Promissory Notes	$725,000	$725,000
Unamortized discount	(51,000)	(68,000)
Total Notes Payable	$674,000	$657,000

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

In connection with the issuance of the Convertible Promissory Notes, the Company recorded a discount in the amount of $72,000. The discount is being amortized over the term of Convertible Promissory Notes. For the three months and nine months ended July 31, 2024, $5,000 and $17,000, respectively, of the discounts recorded in connection with the issuance of the Convertible Promissory Notes have been amortized, resulting to unamortized debt discount of $51,000 as of July 31, 2024.

NOTE 11 – CAPITAL STOCK

Common Stock

On November 7, 2023, the Company filed a certificate of amendment to its Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-two-hundred basis. The reverse stock split was effective with FINRA on November 28, 2023 (the “Reverse Split”). The par value of the Company’s common stock was unchanged at $0.001 per share after the Reverse Split. All share and per share amounts have been retroactively adjusted to reflect the split as if it occurred at the earliest period presented.

Issuances Of Common Stock - Sales:

On July 8, 2024, the Company completed a $500,000 private financing (“Financing”) with a single accredited investor (“Investor”). In the Financing, the Company sold and issued to the Investor 250,000 shares of common stock (“Shares”) and warrants to purchase an additional 83,333 Shares (the “Warrants”) (see Note 12). In connection with the Financing, the Company agreed to provide the Investor certain piggy-back registration rights under the Securities Act of 1933, as amended (“Securities Act”) with respect to the Shares purchased and the Shares underlying the Warrants purchased. The proceeds are being used for working capital purposes.

Issuance of Common Stock for Services:

On April 1, 2024, pursuant to the Company’s 2021 Incentive Stock Plan (“Incentive Plan”), the Company’s Board of Directors (“Board”) awarded 125,000 and 62,500 shares of Zeo common stock to Jerry Glauser and Leatham Stern or their nominees, respectively (“Stock Grants”), both members of the Board, valued at $2.00 per share, the closing price of the common stock of the Company on the grant date. The Stock Grants vest in full as of the date of the grant. The Company recorded a total of $0 and $375,000 of stock-based compensation expense during the three months and nine months ended July 31, 2024, respectively, in connection with the Stock Grants.

Issuances of Common Stock – Exchange of balances due on accounts payable for stock:

Effective January 31, 2024, the Company and a legal firm performing services to the Company agreed to exchange $20,000 of legal fees payable due to the legal firm for 20,000 shares of newly issued common stock valued at $20,000, representing a 20% discount to the closing price of the common stock of the Company on the date the arrangement was agreed to by both the Company and the legal firm. The shares were issued to the legal firm in April 2024.

Shares Repurchased – Settlement of Litigation:

In connection with a settlement agreement entered into during November 2023 (see Note 13), Albert Mitrani and Dr. Maria Ines Mitrani returned to the Company 682,161 and 481,831 shares of ZEO common stock held by them respectively and the parties exchanged mutual releases.

Equity Line Of Credit Commitment:

On February 23, 2024, pursuant to the Purchase Agreement dated as of September 1, 2022 (“Agreement”), by and between the Company and Tysadco Partners, LLC (“Tysadco”), the Company provided Tysadco formal notice that it was terminating the Agreement and the $10,000,000 equity line of credit facility (“ELOC”).

Grant of Restricted Common Stock:

A summary of restricted stock activity for the nine months ended July 31, 2024 are presented below:

	Number of Non-vested Shares	Fair Value	Weighted- Average Grant Date Value
Non-vested at October 31, 2023	-	$-	$-
Non-vested Shares Granted	182,500	$325,000	$1.78
Vested	-	$(43,000)	$-
Expired/Forfeited	-	$-	$-
Non-vested at July 31, 2024	182,500	$282,000	$1.78

Effective April 1, 2024, the Company entered into sales distribution agreement with a sales and marketing company (“Salesco”). Salesco will be entitled to receive commissions on sales of the Company’s products to customers introduced by Salesco in the form of cash and common stock of the Company based on sales milestones. In connection with the agreement, the Company agreed to pay Salesco a monthly advance of $15,000 for the first 6 months, provided however, that the last 2 monthly retainers are subject to Salesco achieving a certain minimum amount in sales during the applicable month. The monthly retainers are to be repaid from commissions earned by Salesco on sales of the Company’s products that are generated through Salesco. In addition, the Salesco was granted 30,000 shares of the Company’s common stock which vests over 2 years, quarterly, except the quarterly vesting period will “cliff vest” upon the Company receiving $300,000 in cumulative sales from customers introduced by Salesco. The agreement may be terminated by the Company upon the six-month anniversary of the agreement. The 30,000 grant of shares were valued at $2.00 per share, the closing price of the common stock of the Company on the effective date of the agreement. The Company will amortize $60,000 of stock-based compensation expense over the 2-year vesting terms. The Company recorded $7,000 and $10,000 of stock-based compensation expense during the three months and nine months ended July 31, 2024, respectively.

During April 2024 thru July 2024, in consideration for agreeing to serve on the Company’s medical advisory board, the Board approved the issuance to a total of twenty individuals an aggregate of 152,500 shares of unregistered common stock valued at ranges between $1.04 per share and $2.75 per share, the closing price of the common stock of the Company on the respective grant dates. The shares vest annually over the three-year period from the date of grant. The Company will amortize $265,000 of stock-based compensation expense over a three-year vesting period. The Company recorded a total of $24,000 and $33,000 of stock-based compensation expense based on the grant date fair value of these shares during the three months and nine months ended July 31, 2024, respectively.

There was approximately $282,000 of unamortized compensation associated with unvested stock grants outstanding as of July 31, 2024 that will be amortized over their respective remaining service periods.

NOTE 12 – STOCK OPTIONS AND WARRANTS

The Company has issued option securities under its Incentive Plan and warrants entitling the holder to purchase shares of its common stock at specified prices and for specified exercise periods.

Options:

A summary of the Company’s option activity for the nine months ended July 31, 2024 are presented below:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2023	895,750	$2.97	5.67	$-
Granted	622,538	$2.52	9.42	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(190,000)	$2.40	3.84	$-
Outstanding at July 31, 2024	1,328,288	$2.84	7.15	$-
Exercisable at July 31, 2024	589,531	$3.26	5.65	$-

During the nine months ended July 31, 2024, under its Incentive Plan, the Board approved the granting of options to certain employees, officers and directors to purchase 622,538 shares of its common stock. The options vest over various periods ranging from 6 months to 3 years, expire five to ten years from the date of grant and had an aggregate fair value of $1,438,000 at the date of grant. The Company valued the options using a Black-Scholes option pricing model.

The assumptions used for the options granted during the period are as follows:

Exercise prices	$2.00 - 4.50
Expected dividends	-
Expected volatility	156%-159%
Risk free interest rate	4.20%-4.34%
Expected life of options	6.0

During the nine months ended July 31, 2024 and 2023, the Company amortized $692,000 and $351,000, respectively, of stock compensation costs associated with options issued.

There was approximately $1,545,000 of unamortized compensation associated with options outstanding as of July 31, 2024 that will be amortized over their respective remaining service periods.

Warrants:

A summary of the Company’s warrant activity for the nine months ended July 31, 2024 are presented below:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2023	1,675,906	$4.54	8.47	$-
Granted	783,333	$2.31	10.00	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding at July 31, 2024	2,459,239	$3.83	8.43	$-
Exercisable at July 31, 2024	1,778,059	$4.39	7.85	$-

On July 8, 2024, in connection with the Financing (see Note 11), the Company issued the Investor a cashless warrant to purchase an aggregate of 83,333 shares of common stock. The warrant is exercisable for $2.00 per share (the closing price of the Company’s common stock on the date of grant was $1.66), until the tenth anniversary date of the date of issuance. The exercise price and number of shares issuable upon exercise of the warrant are subject to adjustment to give effect to stock splits, stock dividends and other recapitalization events and the sale of shares at a purchase price less than the exercise price then in effect.

On July 11, 2024, our board of directors granted warrants to purchase 350,000 shares of our common stock (the “Warrants”) to each of two consultants to the Company, Skycrest Holdings, LLC and Greyt Ventures LLC (the “Consultants”). The Warrants vest in equal monthly installments over an eighteen (18) month period from the date of grant. Once vested, the Warrants are exercisable for a period of ten (10) years from the date of grant at an exercise price of $2.35 per share (subject to adjustment for stock splits, stock dividends and similar recapitalization events). The Consultants, who are the controlling stockholders of the Company, were also accorded piggy-back registration rights under the Securities Act with respect to the shares of common stock issuable upon exercise of the Warrants. The Company valued the Warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 4.20%, (2) term of 10 years, (3) expected stock volatility of 159%, and (4) expected dividend rate of 0%. The grant date fair value of the total 700,000 Warrants granted was $1,645,000. The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof.

During the nine months ended July 31, 2024 and 2023, the Company amortized $1,640,000 and $1,607,000, respectively, of stock compensation costs associated with warrants issued.

There was approximately $3,631,000 of unamortized compensation associated with warrants outstanding as of July 31, 2024 that will be amortized over their respective remaining service periods.

All stock compensation expense is classified under general and administrative expenses in the consolidated statements of operations.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

During November 2023, the Supplier paid the Company $403,000 in connection with the Initial Purchase Order. Pursuant to Sales Agreement with the Formulator, the Company paid the Formulator $235,000 representing the amount of Initial Purchase Order associated with the Company’s arrangement with the Formulator to supply the Moisturizer (“Moisturizer Prepayment”). As of July 31, 2024, both the Company and the Formulator had yet to deliver the Ingredient or the Moisturizer to the Supplier. As of July 31, 2024, the Company has recorded deferred revenues of $403,000 and prepaid expenses of $235,000 for payments received and paid, respectively, in connection with the Amended Skincare Agreement.

On August 12, 2024, in connection with the mutual agreement to terminate the Amended Skincare Agreement, the Company and the Supplier entered into a settlement agreement and general release (“Settlement”). In connection with the Settlement, the parties released each other from all outstanding duties and/or obligations owed by one party to the other party as set forth in the Settlement, including but not limited to the Company’s obligation to supply any Combined Product to the Supplier and the Supplier’s obligation to make or place any additional orders to the Company for the Combined Product. In connection with the Settlement, the Company retained the $403,000 payment that the Supplier made to the Company in connection with the Initial Purchase Order, and the Company was not obligated to deliver any of the Combined Product to the Supplier, including the portion of the Combined Product to be provided in connection with the Initial Purchase Order. Concurrent with the execution of the Settlement, the Company and the Formulator entered into a settlement and general release (“Release”) whereby the parties released each other from all outstanding duties and/or obligations owed by one party to the other party as set forth in the Release including but not limited to the Formulator’s obligation to supply any Moisturizer to the Company pursuant to the Amended Skincare Agreement and the Company’s obligation to make or place any additional orders to the Formulator for the Moisturizer. In connection with the Release, the Formulator retained the Moisturizer Prepayment, and the Formulator was not obligated to deliver any of the Moisturizer to the Company, including portion of the Moisturizer to be provided in connection with the Moisturizer Prepayment.

Deferred Revenue

During the year ended October 31, 2023, the Company received an advance payment of $500,000 in connection with a distribution agreement entered into between the Company and a third party (“Purchaser”) which was to be applied against future invoices for product inventory to be delivered over time which amount was recorded as deferred revenue. As of October 31, 2023, $101,000 of product inventory was invoiced and delivered reducing the deferred revenue amount to $399,000. During the period November 1, 2023 thru July 29, 2024, $399,000 of product inventory was invoiced and delivered, reducing the deferred revenue balance to $0. On August 5, 2024, the Purchaser prepaid an amount of $375,000 to the Company which is to be applied against future invoices for specific product inventory to be delivered over time which amount was initially recorded as deferred revenue.

During July 2024, the Company received an advance payment of $500,000 in connection with a distribution agreement entered into between the Company and an affiliate of the Investor (see Note 11) which was to be applied against future invoices for product inventory to be delivered over time which amount was recorded as deferred revenue. As of July 31, 2024, $40,000 of product inventory was invoiced and delivered reducing the deferred revenue amount to $460,000.

Amounts received by the Company for products that have yet to be delivered to the customers as of July 31, 2024 and October 31, 2023 are reflected in the Company’s balance sheet as deferred revenues and were comprised of the following:

	July 31, 2024	October 31, 2023
Initial Purchase Order – Amended Skincare Agreement	$403,000	$-
Advances On Future Purchases Of Inventory	460,000	399,000
Sales To Customers Not Yet Delivered	242,000	98,000
Total Deferred Revenue	$1,105,000	$497,000

Investor Option

In connection with the sale of securities to the Investor (see Note 11), the Company entered into a non-binding term sheet with another affiliate of the Investor pursuant to which such affiliate will have the option (subject to various conditions including the negotiation and execution of definitive agreements) to invest in a newly formed subsidiary through which ZEO intends to conduct clinical trials on its present and planned products.

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

Drs. Leider and Golub

The Company’s employment agreements with Dr. Harry Leider, its former Chief Executive Officer and Dr. Howard Golub, its former Chief Science Officer (“Employment Agreements”) had an initial term that ended May 31, 2024. The Employment Agreements were not renewed and accordingly, the Employment Agreements expired and the employment of Drs. Leider and Golub by the Company ended on May 31, 2024. Effective August 12, 2024, the Company and Dr. Leider entered into a settlement agreement and general release whereby the Company agreed to pay Dr. Leider $40,000 in exchange for each party executing mutual releases in connection with the non-renewal of Dr. Leider’s employment agreement.

All options issued to the former Chief Executive Officer that were not vested amounting to 190,000 at the time of termination were forfeited. In addition, all options issued to the former Chief Executive Officer and Dr. Howard Golub, its former Chief Science Officer that were vested amounting to 345,000 at the time of termination, were not exercised by August 31, 2024 as required under the Incentive Plan, and as a result expired.

Other

In addition to the foregoing, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

NOTE 14 – SUBSEQUENT EVENTS

During August 2024, the Company entered into a agreement with a third party to provide consulting services for a one-year period. As consideration for agreeing to provide consulting services to the Company, the Company agreed to issue the consultant vested warrants to purchase 100,000 shares of unregistered common stock. The Company valued the warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 3.96%, (2) term of 3 years, (3) expected stock volatility of 147%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants granted was $185,000. The Company will amortize $185,000 of stock-based compensation expense over the term of the consulting agreement.

Effective August 5, 2024, the Company entered into a settlement agreement with a prior consultant of the Company, pursuant to which it resolved various claims that had been brought by the Company against the consultants. As part of the settlement, the consultants agreed to return to the Company 237,602 shares of ZEO common stock held by the consultants in exchange for a payment of $80,000 and the parties exchanged mutual releases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and regenerative medicine. The Company’s proprietary products, including Zofin™, are derived from perinatal sources and manufactured to retain the naturally occurring extracellular vesicles, proteins and cell secreted nanoparticles and Patient Pure X™ (“PPX™”), an autologous non-manipulated biologic containing a nanoparticle fraction that is precipitated from a patient’s own peripheral blood (“RAAM Products”). Our RAAM Products and related services are principally used in the health care industry administered through doctors and clinics (“Providers”).

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

All share and per share amounts referenced herein give effect as of the earliest period presented to a 200 for one reverse stock split implemented effective November 28, 2023.

The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with our condensed unaudited financial statements and related notes thereto appearing in “Item 1. Financial Statements” of Part I of this Report.

Results of Operations

Three months ended July 31, 2024 as compared to three months ended July 31, 2023

Revenues. Our revenues for the three months ended July 31, 2024 were $1,091,000, compared to revenues of $1,221,000 for the three months ended July 31, 2023. The decrease in revenues during the three months ended July 31, 2024 of $130,000 or 10.6% from the three months ended July 31, 2023, was primarily the result of a decrease of approximately 18.3% (approximately $212,000) in the average sales prices for the high concentration biologic products sold during the three months ended July 31, 2024, compared with the three months ended July 31, 2023, partially offset by an increase of approximately 142.8% (approximately $92,000) of revenues associated with its recently launched PPX™ service platform during the three months ended July 31, 2024, compared with the three months ended July 31, 2023.

The increase in the overall unit sales associated with its recently launched PPX™ service platform was primarily due the Company’s expanded sales and marketing efforts which included engaging additional sales representatives, participation in industry related conferences and sponsoring of educational webinars.

The decrease in the average sales prices for the high concentration biologic products sold during the three months ended July 31, 2024, compared to the three months ended July 31, 2023 was due to a reduction in sales of the Company’s higher priced medical grade biologic product offerings as compared to the Company’s lower priced aesthetic biologics product offerings. Although the total number of unit sales of its high concentration biologic products did not change significantly during the three months ended July 31, 2024, compared to the three months ended July 31, 2023 (a difference of 1.0%), the percentage of overall unit sales of the Company’s high concentration medical grade biologic product offerings decreased to 42.1% from 57.1% and increased to 57.9% from 42.8% for the Company’s high concentration aesthetic biologics product offerings, respectively, for the three months ended July 31, 2024, as compared to the three months ended July 31, 2023.

Cost of Revenues. Our cost of revenues for the three months ended July 31, 2024 was $176,000, as compared to cost of revenues of $162,000 for the three months ended July 31, 2023. The increase in the cost of revenues for the three months ended July 31, 2024 of $14,000 or 8.6%, from the three months ended July 31, 2023, was due the increase of approximately $37,000 of cost of revenues associated with its recently launched PPX™ service platform during the three months ended July 31, 2024, compared with the three months ended July 31, 2023, partially offset from a decrease of approximately 18.2% (approximately $24,000) in the average cost of revenues for the high concentration biologic products for the three months ended July 31, 2024, as compared to the three months ended July 31, 2023.

Gross Profit. Our gross profit for the three months ended July 31, 2024 was $915,000 (83.9% of revenues), as compared to gross profit of $1,059,000 (86.7% of revenues) for the three months ended July 31, 2023. The decrease in gross profit during the three months ended July 31, 2024 of $144,000 was the result of decreases in the average sales prices from its high concentration biologic products sold, partially offset from the increases in the sales of its recently launched PPX™ service platform and the increase in costs of revenues associated with those product sales during the three months ended July 31, 2024, compared to the three months ended July 31, 2023.

In addition, the percentage of the Company’s revenues associated with its recently launched PPX™ service platform, which has a lower gross margin percentage as compared to the Company’s high concentration biologic product offerings, increased to 14.4% of revenues for the three months ended July 31, 2024, as compared with 5.3% of revenues for the three months ended July 31, 2023.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2024 were $2,083,000, as compared with $2,505,000 for the three months ended July 31, 2023, a decrease of $422,000 or 16.8%. The decrease in the general and administrative expenses for the three months ended July 31, 2024, from the three months ended July 31, 2023, was primarily the result of decreased research and development costs of approximately $233,000, decreased laboratory related costs of approximately $80,000, decreased commissions and travel costs of approximately $187,000 and decreased professional fees of approximately $102,000, which were partially offset by increased in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $55,000 and increased payroll and consulting fees of approximately $209,000 during the three months ended July 31, 2024, as compared to the three months ended July 31, 2023.

The decrease in research and development costs during the three months ended July 31, 2024, from the three months ended July 31, 2023 was principally the result of the Company’s completion of its Phase 1 trials during July 2023, and there being no other significant clinical trial costs incurred since that time. The decrease in laboratory related costs was principally the result of the Company’s sale of the Basalt laboratory facility in August 2023 and as a result, there were no associated costs associated with operating that facility during the three months ended July 31, 2024, as compared with the three months ended July 31, 2023. The decrease in professional fees was principally the result of reduced audit fees, tax preparation fees and legal fees during the three months ended July 31, 2024, as compared to the three months ended July 31, 2023. The decrease in commissions and travel costs during the three months ended July 31, 2024, as compared to the three months ended July 31, 2023 was principally the result of reduced sales and a larger percentage of sales that were generated from house accounts with much lower commission costs than paid to distributors and/or independent sales representatives.

Other income. Other income for the three months ended July 31, 2024 was $224,000, as compared to other income of $0 for the three months ended July 31, 2023. The increase in other income was principally due to the write-off of advances payable to an affiliate of a former executive of $221,000 resulting from the inability of the affiliate to enforce a claim to collect the advances as the period of statute of limitations had run during the three months ended July 31, 2024.

Other expense for the three months ended July 31, 2024 was $68,000, as compared to other expense of $172,000 for the three months ended July 31, 2023. The decrease in other expense of $104,000 during the three months ended July 31, 2024, as compared to the three months ended July 31, 2023, was principally the result of reduced amortization of loan discounts of approximately $149,000, partially offset from increases in the reserve against the carrying value of the Company’s investments in equity securities of $45,000 during the three months ended July 31, 2024, as compared to the three months ended July 31, 2023.

Nine months ended July 31, 2024 as compared to nine months ended July 31, 2023

Revenues. Our revenues for the nine months ended July 31, 2024 were $3,376,000, as compared to revenues of $3,136,000 for the nine months ended July 31, 2023. The increase in revenues for the nine months ended July 31, 2024 of $240,000 or 7.7%, was primarily the result of an increase of approximately $208,000 of revenues associated with its recently launched PPX™ service platform during the nine months ended July 31, 2024, compared with the nine months ended July 31, 2023 and an increase of approximately 8.6% (approximately $242,000) in the overall unit sales of its high concentration biologic products during the nine months ended July 31, 2024, compared with the nine months ended July 31, 2023, partially offset by a decrease of approximately 7.0% (approximately $210,000) in the average sales prices for the high concentration biologic products sold during the nine months ended July 31, 2024, compared with the nine months ended July 31, 2023.

The increase in the overall unit sales of its high concentration biologic products and revenues associated with its recently launched PPX™ service platform during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023 was primarily due the Company’s expanded sales and marketing efforts which included engaging additional sales representatives, participation in industry related conferences and sponsoring of educational webinars.

The decrease in the average sales prices for the high concentration biologic products sold during the nine months ended July 31, 2024, compared to the nine months ended July 31, 2023 was due to increases in unit sales of lower priced products comprising the Company’s higher priced medical grade biologic product offerings and an increase in the Company’s lower priced aesthetic biologics product offerings. The percentage of overall unit sales of the Company’s high concentration medical grade biologic product offerings decreased to 50.1% from 52.3% and increased to 49.9% from 47.7% for the Company’s high concentration aesthetic biologics product offerings, respectively, for the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023.

Cost of Revenues. Our cost of revenues for the nine months ended July 31, 2024 were $619,000, as compared to cost of revenues of $375,000 for the nine months ended July 31, 2023. The increase in the cost of revenues for the nine months ended July 31, 2024 of $244,000 or 65.1%, from the nine months ended July 31, 2023, was due an increase of approximately $142,000 of cost of revenues associated with its recently launched PPX™ service platform during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023, the increase of approximately 20.2% (approximately $67,000) in the average cost of revenues for the high concentration biologic products during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023 and the increase of approximately 8.6% (approximately $35,000) in the overall unit sales of its high concentration biologic products, during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023.

Gross Profit. Our gross profit for the nine months ended July 31, 2024 was $2,757,000 (81.7% of revenues), compared to gross profit of $2,761,000 (88.1% of revenues) for the nine months ended July 31, 2023. The minor change in gross profit during the nine months ended July 31, 2024 compared to the nine months ended July 31, 2023 was the result of increases in the amount of high concentration biologic products sold and increases in the sales of its recently launched PPX™ service platform, offset from the increase in costs of revenues associated with those product sales during the nine months ended July 31, 2024, compared to the nine months ended July 31, 2023.

The percentage of the Company’s revenues associated with its recently launched PPX™ service platform, which has a lower gross margin percentage as compared to the Company’s high concentration biologic product offerings, increased to 9.6% of revenues for the nine months ended July 31, 2024, as compared to 3.8% of revenues for the nine months ended July 31, 2023.

General and Administrative Expenses. General and administrative expenses for the nine months ended July 31, 2024 were $6,651,000, as compared to $8,297,000 for the nine months ended July 31, 2023, a decrease of $1,646,000 or 19.8%. The decrease in the general and administrative expenses for the nine months ended July 31, 2024, from the nine months ended July 31, 2023, was primarily the result of decreased research and development costs of approximately $803,000, decreased laboratory related costs of approximately $588,000, decreased commissions and travel costs of approximately $281,000, decreased marketing related costs of approximately $98,000 and decreased professional fees of approximately $379,000, which were partially offset by increased in stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $341,000 and increased payroll and consulting fees of approximately $492,000 during the three months ended July 31, 2024, as compared to the three months ended July 31, 2023.

The decrease in research and development costs during the nine months ended July 31, 2024, from the nine months ended July 31, 2023 was principally the result of the Company’s completion of its Phase 1 trials during July 2023, and there being no other significant ongoing clinical trial costs incurred since that time. The decrease in laboratory related costs was principally the result of the Company’s sale of the Basalt laboratory facility in August 2023 and as a result, there were no associated costs associated with operating that facility during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023. The decrease in commissions and travel costs during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023 was principally the result of a larger percentage of sales that were generated from lower priced products and sales through house accounts with much lower commission costs than paid to distributors and/or independent sales representatives. The decrease in professional fees was principally the result of reduced audit fees, tax preparation fees and legal fees during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023.

The increase in stock-based compensation costs during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023 was principally the result of increased amortization of costs from shares and options issued to executives and advisors and options issued to employees and outside directors.

The increase in payroll and consulting fees during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023 was principally the result of the Company’s hiring of a new executives during June 2024 and July 2024 are there no associated costs during the nine months ended July 31, 2023, as compared to the nine months ended July 31, 2024.

Other income. Other income for the nine months ended July 31, 2024 was $558,000, as compared to other income of $0 for the nine months ended July 31, 2023. The increase in other income was due to the write-off of advances payable to an affiliate of a former executive of $221,000 resulting from the inability of the affiliate to enforce a claim to collect the advances as the period of statute of limitations had run, the abatement of IRS penalties of $93,000, the settlement of insurance claims of $89,000, the increases in commissions received from sales of Formulator products of $87,000 and the increases in income from the settlement of liabilities of approximately $61,000 during the nine months ended July 31, 2024.

Other expense for the nine months ended July 31, 2024 was $115,000, as compared to other expense of $360,000 for the nine months ended July 31, 2023. The decrease in other expense of $245,000 during the nine months ended July 31, 2024, compared to the nine months ended July 31, 2023, was principally the result of reduced amortization of loan discounts of approximately $266,000, reduced IRS interest and penalties of approximately 16,000, and reduced costs associated with changes in the fair value of a commitment fee of $19,000 related to a January 2022 $600,000 debt financing, during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023, partially offset from increased interest expenses on debt obligations of $9,000 and from increases in the reserve against the carrying value of the Company’s investments in equity securities of $45,000 during the three months ended July 31, 2024, as compared to the three months ended July 31, 2023.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented:

	For the Nine Months Ended July 31,
	2024	2023
Cash, beginning of period	$1,756,000	$3,753,000
Net cash used in operating activities	(1,084,000)	(2,418,000)
Net cash used in investing activities	(45,000)	(120,000)
Net cash provided by (used in) financing activities	478,000	(582,000)
Cash, end of period	$746,000	$633,000

During the nine months ended July 31, 2024, the Company used cash in operating activities of $1,084,000, as compared to $2,418,000 for the nine months ended July 31, 2023, a decrease in cash used of $1,334,000. The decrease in cash used was primarily the result of a reduction in general and administrative expenses and other income (expense) after adjusting for non-cash related activities of $1,713,000 and increases in gross profit of $85,000 for the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023, partially offset by reductions in cash provided from changes in operating assets and liabilities of $465,000 for the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023.

The decrease in cash provided from changes in operating assets and liabilities was due to decreases in accounts payable and accrued expenses and prepaid expenses, partially offset from increases in deferred revenues during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023. The reduction in general and administrative expenses and other income (expense) after adjusting for non-cash related activities was the result of reduced operating expenses associated with professional fees, payroll, consulting costs, research and laboratory related expenses during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023.

During the nine months ended July 31, 2024, the Company had cash used in investing activities of $45,000, compared to cash used in investing activities of $120,000 for the nine months ended July 31, 2023, a decrease in cash used from investing activities of $75,000. The decrease in cash used by investing activities was primarily due to the decrease in investments from non-marketable securities of $55,000 and the reduction of payments made in connection with the Company’s purchase of laboratory equipment of $20,000 during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023.

During the nine months ended July 31, 2024, the Company had cash provided by financing activities of $500,000, as compared to cash provided by financing activities of $604,000 for the nine months ended July 31, 2023. During the nine months ended July 31, 2024, the Company had cash used in financing activities of $22,000, as compared to cash used in financing activities of $1,186,000 for the nine months ended July 31, 2023.

The decrease in cash provided by financing activities of $104,000 was due to decreases in proceeds from the issuance of promissory notes of $504,000, partially offset from increases in proceeds from the sale of equity securities of $400,000 during the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023. The decrease in cash used in financing activities of $1,164,000 was due to the reduction in repayment of notes payable of $600,000, reductions in shares repurchased in connection with litigation of $500,000 and decreases in payments on finance leases of approximately $64,000.

Capital Resources

The Company has historically relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $3,451,000 for the nine months ended July 31, 2024 and used $1,084,000 of cash from operating activities during that period. In addition, the Company had a stockholders’ deficit of $1,422,000 at July 31, 2024. The Company had a working capital deficit of $1,909,000 at July 31, 2024.

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

The independent auditor’s report dated January 29, 2024 included in our Annual Report on Form 10-K for the year ended October 31, 2023 included an explanatory paragraph as to the Company’s ability to continue as a going concern. As of July 31, 2024, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of July 31, 2024 and through the date of this report, we had no such arrangements.

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

Our Interim Chief Executive Officer and Chief Financial Officer (our principal executive, financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2024, the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2023, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

In addition to matters which have been resolved as reported in previous periodic Exchange Act filings, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

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
September 16, 2024