Form 10-K
period 2024-10-31
Zeo ScientifiX, Inc.
filed 2025-01-29
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,723,000 based on the closing price of $1.25 per share of common stock and 3,778,283 shares of common stock of the Registrant held by non-affiliates on April 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of January 28, 2025, there were 6,344,817 shares of common stock, $0.001 par value per share, issued and outstanding.

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

Various trademarks, service marks, trade names and logos of the Company appear in this Annual Report and are the property of Zeo. Other trademarks, service marks or trade names appearing in this Annual Report are the property of their respective holders. Solely for convenience, trademarks, service marks, trade names and logos referred to in this Annual Report may appear without the ®, ™ and ℠ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks, trade names, service marks and logos.

Unless otherwise noted, as used in this Annual Report, the terms “Zeo,” the “Company,” “we,” “our” and “us” refer to Zeo ScientifiX, Inc., a Nevada corporation, and its subsidiaries consolidated as a combined entity.

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

The Company has recently developed and begun to distribute additional products that incorporate its proprietary ingredients for products to be used in topical aesthetic applications and is actively exploring further development of additional products to be used in other topical aesthetic applications.

To date, the Company has obtained certain Investigational New Drug (“IND”), emergency IND (“eIND”) approvals from the FDA, including applicable Institutional Review Board (“IRB”) approvals which authorized the Company to commence clinical trials or treatments in connection with the use of Zofin™ and related treatment protocols. The Company is pursuing efforts to complete its already approved clinical studies as well as obtaining approval to commence additional studies for other specific indications it has identified that the use of its products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available. The ability of the Company to succeed in these efforts is subject to among other things, the Company having sufficient available working capital to fund the substantial costs of completing clinical trials, which the Company currently does not have, and ultimately, obtaining approval from the FDA.

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

In March 2003 and July 2024, the Company invested $100,000 and $45,000, respectively, in Exotropin, LLC (“Exotropin”) a privately held formulator of skin care products in exchange for a minority equity interest (approximately 8.9% as of October 31, 2024). During November 2024, the Company received a capital call notice from Exotropin (“November Capital Call”). The Company has yet committed to participating in the November Capital Call. If the Company does not elect to participate, its interest in Exotropin would be reduced to approximately 5.6% based on all other members fulling participating in the November Capital Call. The investment in Exotropin was made in an effort to accelerate the Company’s development of expertise with respect to the skincare industry and to expand the use of its proprietary products in future formulations for a variety of topical use applications. In addition, we have also entered into a sales representation agreement with Exotropin pursuant to which we will receive commissions on sales made by Exotropin to customers that were introduced by the Company to Exotropin. During November 2024, the Company announced that it was launching the first planned collaborative product with Exotropin; “ZEO HAIR GROW™ Powered By Exotropin™”

Corporate Information

The Company was incorporated in the state of Nevada on August 9, 2011, under the name “Bespoke Tricycles Inc.,” changed its name to “Biotech Products Services and Research, Inc.” effective November 4, 2015, to “Organicell Regenerative Medicine, Inc.” effective June 20, 2018 and assumed its current name of “Zeo ScientifiX, Inc.” effective February 20, 2024.

Our executive offices are located at 3321 College Avenue, Suite 246, Davie, Florida and our telephone number is (888) 963-7881. Our corporate website is www.zeoscientifix.com. Information appearing on our website is not part of this Annual Report.

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

Despite the above, anecdotal and medical literature has shown an increased demand by patients for access to alternative medical therapies and treatments. Patients are seeking these alternatives to traditional allopathic medicine, due to the adverse events associated with traditional pharmaceuticals, risks associated with surgeries, and that traditional medicine and insurers are not addressing wellness or preventive medicine sufficiently. To address a wide variety of common and debilitating conditions related to aging, the Company is developing safer alternatives to traditional therapies, leveraging the latest regenerative technologies. As described above, these alternative therapies face significant restrictions because of regulations imposed by the FDA, other regulatory bodies and insurers due to lack of a sufficient body of randomized controlled studies. Nonetheless, many published case series and some randomized trials demonstrate the safety and efficacy of regenerative therapies, and payor coverage may expand as the body of supportive research grows. Notwithstanding these current dynamics, patients and consumers are looking to safe alternatives compared to more traditional medicine, including the following:

●	Cellular/ Tissue based therapies

○	Adipose-derived stromal vascular fraction

○	Bone marrow-derived stem cell therapies

○	Peripheral blood derived therapies (i.e., platelet rich plasma);

○	Placental-based therapies

Ø	Technology documented since 1910 for safety and efficacy, tissue processed from human amniotic membrane and fluid, donated by consenting mothers delivering a full-term healthy baby by scheduled Caesarean section, avoiding any ethical or moral concerns, proven safety record, case series documented success in a multitude of systemic and local pathologies

○	Growth factor, cytokine therapies

●	Anti-Aging

○	Supplements

Ø	Vitamin

Ø	Mineral

Ø	Medical foods

○	Weight control

○	Topical lotions and creams for the largest organ the skin

●	Nontraditional medical alternatives

○	Acupuncture

○	Naturopathic

○	Chiropractic

●	Self-directed

○	Meditation

○	Yoga

○	Tai Chi

Currently, patients who desire alternative treatments rely on the following options:

●	Medical Tourism

○	In United States

○	Off-shore United States

Ø	Central and South America

Ø	Caribbean

Ø	Europe

●	Consulting directly with physicians knowledgeable in providing regenerative medical services

●	Unlicensed life coaches

Current Business Strategy

Our current business strategy is to achieve the following goals and milestones:

●	Execute on our current strategy to complete existing clinical studies and secure approval to commence larger Phase II studies for other specific indications that we identify that the use of our products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available;

●	Perform clinical based studies associated with the use of our products (independently and/or in conjunction with Providers, Manufacturers, Government Agencies and Educational Institutions) and seek accelerated approval where available for each product application in accordance with the 21st Century Cures Act (“Cures Act”) and/or through the granting of an FDA-approved biologics application (“BLA”) to allow products to be lawfully marketed and/or sold in the United States;

●	Assure the Company maintains compliance with existing and the anticipated changes to FDA regulations, including the guidance related to the use and sale of tissue-based products (“HCT/Ps”) which was published in November 2017 and took effect in May 2021 (postponed from November 2020 due to the COVID-19 pandemic), as well as readiness to respond to ongoing future changes to regulations impacting our products;

●	Expand our laboratory facilities to meet expected production, processing and research requirements;

●	Engage high profile and industry recognized medical advisors, researchers and/or scientists to help identify and develop new and emerging technologies concerning biologics and to assure our Products remain cutting edge and competitive to products offered by other companies;

●	Identify alternative products and services to (a) offset any potential decline in revenues resulting from FDA limitations on the sales and distribution of our existing products currently being sold and distributed and/or future expected FDA restrictions on RAAM products; and (b) provide our Providers with alternative product and treatment options to remain competitive with the market and our Providers to meet the needs and demands of their patients;

●	Identify sources of exclusive and superior suppliers of RAAM products and/or raw materials used by us in processing our RAAM products;

●	Identify strategic relationships and acquisition targets that would enhance and/or accelerate the growth of the Company with third parties such as (a) existing raw material and/or medical device suppliers or owners of IP associated with existing and/or additional desired RAAM products; (b) Providers that specialize in RAAM products; and/or (c) companies that market and distribute RAAM products;

●	Develop and expand operations to provide for growth of our revenues

○	Expand our sales market and network of Providers within and outside of the United States to increase revenues for RAAM related products through:

●	Hiring additional in-house sales personnel;

●	Selectively engaging independent distributors;

●	Marketing private label products to distributors;

●	Increasing market recognition for our brands from: marketing and participating in industry trade shows;

○	Increase the number of RAAM product offerings for various modalities using proprietary processing, formulas and administration techniques, and

○	Extend our referral network of Providers based on:

●	Superior product offerings;

●	Demonstrating a realistic and executable regulatory roadmap to assure Company and product compliance with current and anticipated FDA regulations; and

●	Developing and providing educational support to Providers regarding our products and regulatory concerns;

●	Secure additional working capital

○	Fund shortfalls in working capital to fund ongoing expenses and required payments to vendors and creditors until revenues are stabilized;

○	Fund ongoing costs to complete current pipeline of clinical trials as well as future clinical trials;

○	Fund capital expenditures associated with maintaining compliance of our facilities and products;

○	Fund our strategy to develop and expand our revenues for the sales and distribution of RAAM related products described above;

○	Hire additional personnel to support our growth and planned expansion; and

○	Enhance our CRM, e-commerce and ERP capabilities to facilitate marketing, sales and distribution functionality and accounting for our operations.

●	Enhance Company Corporate Governance

○	Continue to develop and expand the Company’s internal control policies; and

○	Continue to explore previously announced plans to uplist the Company to Nasdaq for the purpose of enhancing interest and investment opportunities for the Company once the Company is able to demonstrate compliance with initial listing requirements, including minimum share price and stockholder’s equity thresholds.

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

According to Precedence Research, the global regenerative treatment market value, in which cell therapy operates, is expected to grow to ~$174.72 billion by 2032 with a projected growth rate of 22.8% annually (2023-2032). North America is estimated to be the largest market for Regenerative Medicine with 49.1% global market share. Although the market is highly concentrated in North America (specifically the U.S.), international demand for approved gene, cell, and RNA therapies remains sizable, with over 107 therapies now approved for clinical use globally. ZEO operates at the crossroads of the biopharmaceutical, regenerative medicine, and cell therapy sectors. This growth can be attributed to demographic factors such as increased life expectancy and an aging population. In addition, growth is expected to be supported by macroeconomic factors including (anticipated) more favorable regulatory conditions and growing investor interest in the aforementioned three subsectors.

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

Issued Patents:

ZEO ScientifiX™ has one issued U.S. Patent for its Organicell™ line of products and the proprietary techniques used for processing perinatal fluid.

U.S. Patent Application No. 17/990,522 (Continuation of 17/226,587)

Titled: COMPOSITIONS COMPRISING NANOPARTICLES, METHOD OF MAKING AND USES THEREOF

Filed: November 18, 2022

Inventor: Maria Ines Mitrani

Applicant: Organicell Regenerative Medicine, Inc.

Issue Date: August 6, 2024

Patent No.: 12,053,494

Assignment: MARIA INES MITRANI (Assignor), ORGANICELL REGENERATIVE MEDICINE, INC. (Assignee)

Recorded: March 17, 2023

Reel/Frame: 063014/0851

Patent Applications:

ZEO ScientifiX™ has one U.S. Patent Application on file for its Organicell™ line of products and the proprietary techniques used for processing perinatal fluid.

U.S. Patent Application No. 17/226,587

Titled: COMPOSITIONS COMPRISING NANOPARTICLES, METHOD OF MAKING AND USES THEREOF

Filed: April 9, 2021

Inventor: Maria Ines Mitrani

Applicant: Organicell Regenerative Medicine, Inc.

Assignment: MARIA INES MITRANI (Assignor), ORGANICELL REGENERATIVE MEDICINE, INC. (Assignee) Recorded: April 9, 2021 Reel/Frame: 055878 / 0801 & 055878 / 0900

ZEO ScientifiX™ has eight Ex-US Patent Applications on file for its Organicell™ line of products and the proprietary techniques used for processing perinatal fluid. These Applications are national stage entries of:

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

Country: Japan Application Number: 2023-515253 Filing Date: April 10, 2021

Country: Mexico Application Number: MX/a/2022/012692 Filing Date: April 10, 2021

Country: Panama Application Number: 94165-01 Filing Date: April 10, 2021

ZEO ScientifiX™ has a U.S. Patent Application on file for its Organicell™ PPX product and the proprietary techniques used in the administration of blood-derived exosomes to treat pain.

U.S. Patent Application No. 18/063,227

Titled: COMPOSITIONS AND METHODS FOR TREATING PAIN WITH EXTRACELLULAR VESICLES

Filed: December 8, 2022

Inventors: Maria Ines Mitrani, Michael Bellio, and Albert Mitrani

Applicant: Organicell Regenerative Medicine, Inc.

Assignment: MARIA INES MITRANI (Assignor), MICHAEL BELLIO (Assignor), ALBERT MITRANI (Assignor), ORGANICELL REGENERATIVE MEDICINE, INC. (Assignee) Recorded: April 19, 2023 Reel/Frame: 063370/0572

ZEO ScientifiX™ has an International Patent Application on file for its Organicell™ PPX product and the proprietary techniques used in the administration of blood-derived exosomes to treat pain

International Patent Application No. PCT/US2022/081146

Titled: COMPOSITIONS AND METHODS FOR TREATING PAIN WITH EXTRACELLULAR VESICLES

Filed: December 8, 2022

Inventors: Maria Ines Mitrani, Michael Bellio, and Albert Mitrani

Applicant: Organicell Regenerative Medicine, Inc.

Assignment: MARIA INES MITRANI (Assignor), MICHAEL BELLIO (Assignor), ALBERT MITRANI (Assignor), ORGANICELL REGENERATIVE MEDICINE, INC. (Assignee)

Trademarks:

Word Mark: ZOFIN

Goods/Services: Biologically derived products developed from perinatal tissue material in the nature of cultured biological tissue and non-cultured biological tissue, for aesthetic purposes, other than for medical or veterinary purposes (IC 001); Biologically derived products developed from perinatal tissue material for medical and medical regenerative purposes, namely, biological tissue grafts, implants comprising living tissue, surgical implants comprising living tissue, and biological implants for cushioning tissues and supporting tissue repair and homeostasis (IC 005)

Registration Number: 7,469,132

Filing Date: July 13, 2020

Owner: Organicell Regenerative Medicine, Inc.

Word Mark: ORGANICELL

Goods/Services: Biologically derived products developed from perinatal tissue material in the nature of cultured biological tissue and non-cultured biological tissue, for aesthetic purposes, other than for medical or veterinary purposes (IC 001); Biologically derived products developed from perinatal tissue material for medical and medical regenerative purposes, namely, biological tissue grafts, implants comprising living tissue, surgical implants comprising living tissue, and biological implants for cushioning tissues and supporting tissue repair and homeostasis (IC 005)

Registration Number: 6,647,223

Filing Date: May 6, 2020

Owner: Organicell Regenerative Medicine, Inc.

Word Mark: PATIENT PURE X - PPX

Goods/Services: plasma extracts for medical use, namely, plasma extract containing purified and concentrated exosomes derived from whole human blood (IC 005)

Registration Number: 6,654,296

Filing Date: January 24, 2020

Owner: Organicell Regenerative Medicine, Inc.

Word Mark: PATIENT PURE X - PPX

Goods/Services: plasma processing services for others, namely, extracting purified and concentrated exosomes based on whole blood harvested from patients for use by hospitals, clinics, or other organizations or persons involved in delivering healthcare services to patients (IC 040)

Registration Number: 6,654,297

Filing Date: January 24, 2020

Owner: Organicell Regenerative Medicine, Inc.

Word Mark: XOTIN

Goods/Services: Biologically derived nanoparticles, namely, exosomes and extracellular vesicles, developed from perinatal tissue for medical and medical regenerative purposes, namely, biological tissue grafts, implants comprising living tissue, surgical implants comprising living tissue, and biological implants for cushioning tissues and supporting tissue repair and homeostasis (IC 005)

Registration Number: 6,815,780

Filing Date: September 9, 2020

Owner: Organicell Regenerative Medicine, Inc.

Word Mark: XOTIN

Goods/Services: Biologically derived nanoparticles, namely, exosomes and extracellular vesicles, developed from perinatal tissue material for aesthetic purposes, other than for medical or veterinary purposes (IC 001)

Registration Number: 6,847,416

Filing Date: September 9, 2020

Owner: Organicell Regenerative Medicine, Inc.

Word Mark: ZEO SCIENTIFIX

Goods/Services: Manufacturing services for others in the field of regenerative medicine (IC 040); Scientific research services for others in the field of regenerative medicine; Scientific laboratory services; Design of biotechnological products being regenerative medicine products (IC 042)

Serial Number: 98307890

Filing Date: December 11, 2023

Owner: Organicell Regenerative Medicine, Inc.

Status: Non-Final Action Issued November 18, 2024

Composite Mark: ZEO SCIENTIFIX (Stylized/Design)

Goods/Services: Manufacturing services for others in the field of regenerative medicine (IC 040); Scientific research services for others in the field of regenerative medicine; Scientific laboratory services; Design of biotechnological products being regenerative medicine products (IC 042)

Serial Number: 98307906

Filing Date: December 11, 2023

Owner: Organicell Regenerative Medicine, Inc.

Status: Non-Final Action Issued November 18, 2024

Word Mark: PPX

Goods/Services: Biotechnological products, namely, blood-derived biologics being plasma extract containing concentrated nanoparticles derived from whole human blood (IC 005)

Serial Number: 98341677

Filing Date: January 4, 2024

Owner: Organicell Regenerative Medicine, Inc.

Status: Published for Opposition December 10, 2024

Word Mark: ZEO GROWX Goods/Services: Hair growth serum Serial Number: 98883075 Filing Date: December 3, 2024 Owner: Zeo ScientifiX, Inc.

Word Mark: ZEO HAIR GROW Goods/Services: Hair growth serum Serial Number: 98884330 Filing Date: December 4, 2024 Owner: Zeo ScientifiX, Inc.

Word Mark: ZEO GROW BOOST Goods/Services: Hair growth serum Serial Number: 98884343 Filing Date: December 4, 2024 Owner: Zeo ScientifiX, Inc.

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

We have not obtained any opinion or ruling regarding the Company’s operations and whether the processing, sales and distribution of the products we currently produce would be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s. However, we do not believe that our products fall within these guidelines and intend to vigorously defend against any adverse interpretation by the FDA on the classification of our products that may be deemed as falling under this defined regulation, if any. Notwithstanding the foregoing, we are undertaking efforts on an ongoing basis to mitigate any potential risks associated with an adverse ruling by the FDA and the subsequent limitations on our ability to continue to generate revenues from the sale of our products in the United States until the Company obtains the required licenses. The efforts include continuing with clinical trials both domestically and internationally, expanding sales internationally and developing new product offerings and/or designations of products that would not fall under these regulations, including the Company’s recent launching of PPX™ and the recent development and distribution of additional products that incorporate its proprietary ingredients for products to be used in topical aesthetic applications.

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

The primary competitive products in this space and which are now subject to being classified as an HCT/P product that must meet current regulatory guidelines and require IND approvals, clinical trials, and ultimately biologic license are allogenic products derived from perinatal sources or blood/bone sources including placental powders, placental frozen tissues or liquids, cord blood derived products, and Wharton’s jelly derived products. These products vary significantly in terms of pricing, cellular counts, and biological components, including exosomes, extracellular vesicles, micro vesicles, nanoparticles, and bioactive proteins. As a result of the increased regulatory oversight of HCT/P’s, competitors have begun shifting their product portfolios to autologous solutions including serums derived from blood, bone marrow, and adipose tissue. These products are the fastest growing sector of regenerative medicine due to their compliant regulatory position with the FDA. In addition, many companies have emerged with products that are being targeted for aesthetic and/or topical use, which in some instances have less regulatory restrictions for the use of the products.

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

The aesthetic market consists of numerous products aimed at skin rejuvenation, anti-aging, and overall dermatologic health. These include advanced serums, creams, and other over-the-counter formulations that incorporate cutting-edge ingredients like peptides, growth factors, and nanoparticles. While these products are generally marketed as non-invasive and appeal directly to consumers and are often sold as “topical” and/or “cosmetics”, they compete indirectly with medical aesthetic procedures by offering lower-cost alternatives for achieving similar cosmetic improvements. This segment consists of many competitors, many of which have significantly greater resources than the Company to develop, research and market their products.

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

Employees

As of October 31, 2024, we had 20 full-time employees and no part-time employees. We also engaged 2 other consultants that assisted with various regulatory, marketing, administrative activities and distribution services. From time to time, the Company engages independent contractors for sales and administration activities. There are no collective bargaining agreements.

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

The Company incurred net losses of $4,705,000 and $6,987,000 for the years ended October 31, 2024 and October 31, 2023, respectively. In addition, the Company had accumulated deficits of $62,213,000, and $57,508,000 at October 31, 2024 and October 31, 2023, respectively, accumulated stockholders deficit of $1,653,000 and $1,241,000 at October 31, 2024 and October 31, 2023, respectively, and had a working capital deficit of $2,123,000, and $1,808,000 at October 31, 2024 and October 31, 2023, respectively. In their report for the fiscal year ended October 31, 2024, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have a relatively limited operating history in our current business upon which investors can evaluate our future prospects.

Our current business operations, including our laboratory and processing facility have only been operating since May 2019. Therefore, we have a relatively short operating history upon which an evaluation of our current business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a relatively new established business. The risks include, but are not limited to, the possibility that we will not be able to develop or identify functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results could be materially and adversely affected.

Given our relatively short operating history, management has little basis on which to forecast future demand for our products from our existing customer base, much less new customers. The current and future expense levels of the Company are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because the business of the Company is new, and its market has not been developed. If the forecasts for the Company prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. Moreover, the Company may be unable to adjust its spending in a timely manner to compensate for any unanticipated reduction in revenue. As a result, any significant reduction in revenues would immediately and adversely affect the business, financial condition and operating results of the Company.

We depend upon our officers and key personnel, the loss of which could seriously harm our business.

Our operating performance is substantially dependent on the continued services of our executive officers and key employees. The unexpected loss of the services of any of our executive officers and key employees could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

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

The Company had working capital deficits of $2,123,000 and $1,808,000 at October 31, 2024 and October 31, 2023, respectively. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. The Company does not have significant fixed and/or intangible assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on short term supply agreements to obtain the supply of raw materials used in manufacturing the products it currently sells and distributes to its customers. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds to implement its business plan and could adversely affect the value of our securities, including the common stock.

The Company currently has $725,000 of 8% Notes, payable annually, which mature on September 30, 2026, unless converted into shares of our common stock by the holders of the Notes. The shares underlying the Notes are being registered by the registration statement of which this prospectus forms a part. There is no assurance that the Company will make all of the required payments when due or that in the alternative, the holders of the 8% Notes will convert them into shares of our common stock.

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

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the conflict between Russia and Ukraine and between Israel and Hamas, disruptions in the banking system and financial markets, lingering threat of pandemics, increased inflation and rising interest rates. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected. Our vendors may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions, such as recent supply chain disruptions and labor shortages and persistent inflation, have affected, and may continue to adversely affect our suppliers’ ability to provide our manufacturers with materials and components, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

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

We continue to invest significant capital in expanding our internal sales force, and there can be no assurance that these efforts will result in increases in sales.

We are engaged in a major initiative to build and further expand our internal sales and marketing capabilities to increase our level of sales. As a result, we continue to invest in a direct sales force for certain of our products to allow us to reach new customers. These expenses impact our operating results, and there can be no assurance that we will be successful in expanding the sales of our products.

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

Our commercial success will depend in part on patents and other intellectual property protection. To date we have applied for several patent applications and plan to file for additional patents with respect to our products and we intend to defend our patents and other intellectual property against third party challenges. However, there can be no assurance that any patents applied for will be issued, that scope of protection afforded by any patents issued will be as broad as claimed or if challenged, patents may be found to be invalid or unenforceable. Moreover, there can be no assurance that we will have the financial resources to protect our intellectual property.

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

We currently have applied for various patents and received registered trademarks for our suite of biologic products offered in the United States. Although we may take steps to monitor the possible infringement or misuse of our patents and trademarks once they are obtained, it is possible that third parties may infringe, dilute or otherwise violate our intellectual property rights. Any unauthorized use of our intellectual property could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and any remedy obtained may constitute insufficient redress relative to the damages we may suffer. Our business may be materially adversely affected in the event we are unable to protect our intellectual property.

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

Our Interim Chief Executive Officer and Chief Financial Officer noted the following material weaknesses that have caused management to conclude that, as of October 31, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

Two of our stockholders, Ian T. Bothwell (“Bothwell”), our Interim Chief Executive Officer and Chief Financial Officer and Greyt Ventures LLC (”Greyt”) hold our Series C Preferred Shares, which accord them 51% of the combined voting power of our capital stock, regardless of the number of shares of common stock outstanding. Accordingly, Bothwell and Greyt have the ability to control the election of our directors and influence the outcome of issues submitted to our stockholders. As a consequence, it will be difficult, if not impossible for the other stockholders to remove our management. The voting control of the Company by Bothwell and Greyt could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

There can be no assurances that an active trading market will develop for our common stock, or if developed, be maintained.

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

Zeo is a Nevada corporation. Nevada law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Nevada law also authorizes Nevada corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents provide for this indemnification to the fullest extent permitted by law.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

In the normal course of business, we may collect and store personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, patient information, sensitive third-party information and employee information. To protect this information, our existing cybersecurity policies require continuous monitoring and detection programs, network security precautions, encryption of critical data and in-depth security assessments of vendors. We maintain various protections designed to safeguard against cyberattacks, including firewalls and virus detection software. We have established and regularly test our disaster recovery plan, and we protect against business interruption by backing up our major systems. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess the effectiveness of our data security practices. Our information technology (“IT”) team is responsible for these ongoing monitoring and detection activities.

The governance of our cybersecurity risks involves active and informed participation from our management team, our IT team and our board of directors. This oversight includes briefings by our IT team on the nature of the risks we face and the steps we are taking to mitigate these risks, as well as immediately reporting any significant cybersecurity incident that occurs to management and the board of directors.

We have not experienced a cybersecurity incident that had a material impact on our business strategy, results of operations, or financial condition. We continue to monitor potential cybersecurity threats and incorporate findings into our risk management strategies.

Item 2. Properties.

The Company’s administrative, research, processing and sales and distribution activities are housed in approximately 1,200 square feet of space at the Nova Southeastern University Center for Collaborative Research, 3321 College Avenue, Suite 246, Davie, Florida 33314. This space is currently being licensed on a month-to-month basis with the University for an annual base license fee of $20,230. The Company is currently exploring options for remaining at the University under a long-term license agreement or relocating to another location.

Item 3. Legal Proceedings.

In addition to matters previously reported in our periodic filings with the SEC, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

On June 17, 2021, the Company received a subpoena dated June 14, 2021, from the Atlanta Regional Office of the SEC requiring the production of certain documents and communications in connection with the treatment and results of various COVID-19 patients, as discussed in the Company’s Current Reports on Form 8-K filed with the SEC during the period from May 27, 2020 through May 11, 2021. The Company fully cooperated with the SEC’s investigation.

On November 25, 2024, the SEC notified the Company that it had concluded its investigation and does not intend to recommend an enforcement action by the Commission against the Company.

On November 19, 2024, Howard Golub, M.D., the Company’s former Chief Science Officer, filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against the Company, alleging a breach of contract as a result of the Company’s failure to pay him severance in the amount of $150,000 in connection with the non-renewal of Dr. Golub’s employment agreement with the Company. Dr. Golub is demanding judgment in the amount of $150,000 plus interest and attorney’s fees. The Company is currently exploring its legal options and intends to vigorously defend against the lawsuit.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTCQB tier of the over-the-counter market operated by OTC Markets Group, Inc. under the symbol “ZEOX.” The trading market for our common stock is limited and sporadic. We can provide no assurance that our shares of common stock will continue to be traded on the over-the counter market or another national securities exchange, or if traded, that any public market for our common stock will be active and sustained.

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

Common Stock

As of January 28, 2025, 6,344,817 shares of our common stock were outstanding.

Holders of Our Common Stock

As of January 28, 2025, we had approximately 199 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of January 28, 2025, they held approximately 2,293.119 shares of common stock for these stockholders (based on the last report provided to us, the Company had approximately 4,800 non-objecting beneficial stockholders).

Transfer Agent

The transfer agent for our common stock is Securities Transfer Corporation, 2901 Dallas Pkwy Suite 380, Plano, TX 75093.

Dividend Policy

We have never paid or declared dividends on our securities. The payment of cash dividends, if any, in the future is within the discretion of our board of directors and will depend upon our earnings, our capital requirements, financial condition and other relevant factors. We do not expect to pay dividends for the foreseeable future, and intend to retain future earnings, if any, towards the use in our business and growth strategies.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Board Stock Compensation Plan(1)	-0-	-	22,566

2021 Equity Incentive Plan	772,538	$2.70	1,113,712

(1)	The Company is no longer using the Board Stock Compensation Plan to compensate its non-executive directors.

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

Results of Operations

Fiscal year ended October 31, 2024 as compared to fiscal year ended October 31, 2023

Revenues. Our revenues for the year ended October 31, 2024 were $4,620,000, as compared to revenues of $4,558,000 for the year ended October 31, 2023. The increase in revenues for the year ended October 31, 2024 of $62,000 or 1.4%, was primarily the result of an increase of approximately $474,000 of revenues associated with our recently launched PPX™ service platform during the year ended October 31, 2024, compared with the year ended October 31, 2023 and an increase of approximately 7.9% (approximately $293,000) in the overall unit sales of our high concentration biologic products during the year ended October 31, 2024, compared with the year ended October 31, 2023, partially offset by a decrease of approximately 16.0% (approximately $705,000) in the average sales prices for the high concentration biologic products sold during the year ended October 31, 2024, compared with the year ended October 31, 2023.

The increase in the overall unit sales of our high concentration biologic products and revenues associated with its recently launched PPX™ service platform during the year ended October 31, 2024, as compared to the year ended October 31, 2023 was primarily due the Company’s expanded sales and marketing efforts which included engaging additional sales representatives, participation in industry related conferences and sponsoring of educational webinars.

The decrease in the average sales prices for the high concentration biologic products sold during the year ended October 31, 2024, compared to the year ended October 31, 2023 was due to increases in unit sales of lower priced products comprising the Company’s higher priced medical grade biologic product offerings and an increase in the Company’s lower priced aesthetic biologics product offerings. The percentage of overall unit sales of the Company’s high concentration medical grade biologic product offerings decreased to 42.4% from 54.8% and increased to 57.6% from 45.2% for the Company’s high concentration aesthetic biologics product offerings, respectively, for the year ended October 31, 2024, as compared to the year ended October 31, 2023.

Cost of Revenues. Our cost of revenues for the year ended October 31, 2024 were $844,000, as compared to cost of revenues of $508,000 for the year ended October 31, 2023. The increase in the cost of revenues for the year ended October 31, 2024 of $336,000 or 66.1%, from the year ended October 31, 2023, was due to an increase of approximately $187,000 of cost of revenues associated with its recently launched PPX™ service platform during the year ended October 31, 2024, as compared to the year ended October 31, 2023, the increase of approximately 25.9% (approximately $108,000) in the average cost of revenues for the high concentration biologic products during the year ended October 31, 2024, as compared to the year ended October 31, 2023 and the increase of approximately 7.9% (approximately $41,000) in the overall unit sales of its high concentration biologic products, during the year ended October 31, 2024, as compared to the year ended October 31, 2023.

Gross Profit. Our gross profit for the year ended October 31, 2024 was $3,776,000 (81.7% of revenues), compared to gross profit of $4,050,000 (88.9% of revenues) for the year ended October 31, 2023. The minor change in gross profit during the year ended October 31, 2024 compared to the year ended October 31, 2023 was the result of increases in the amount of high concentration biologic products sold and increases in the sales of its recently launched PPX™ service platform, offset from the increase in costs of revenues associated with those product sales during the year ended October 31, 2024, compared to the year ended October 31, 2023.

The percentage of the Company’s revenues associated with its recently launched PPX™ service platform, which has a lower gross margin percentage as compared to the Company’s high concentration biologic product offerings, increased to 13.3% of revenues for the year ended October 31, 2024, as compared to 3.1% of revenues for the year ended October 31, 2023.

General and Administrative Expenses. General and administrative expenses for the year ended October 31, 2024 were $9,095,000, as compared to $10,818,000 for the year ended October 31, 2023, a decrease of $1,723,000 or 15.9%. The decrease in the general and administrative expenses for the year ended October 31, 2024, from the year ended October 31, 2023, was primarily the result of decreased research and development costs of approximately $759,000, decreased laboratory related costs of approximately $567,000, decreased commissions and travel costs of approximately $490,000, decreased marketing related costs of approximately $110,000, decreased administrative and office related costs of $177,000, reduced corporate insurance costs of $143,000 and decreased professional fees of approximately $701,000, which were partially offset by increased stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $644,000 and increased payroll and consulting fees of approximately $579,000 during the year ended October 31, 2024, as compared to the year ended October 31, 2023.

The decrease in research and development costs during the year ended October 31, 2024, from the year ended October 31, 2023 was principally the result of the Company’s completion of its Phase 1 trials during the year ended October 31, 2023, and there being no other significant ongoing clinical trial costs incurred since that time. The decrease in laboratory related costs was principally the result of the Company’s sale of the Basalt laboratory facility in August 2023 and as a result, there were no associated costs associated with operating that facility during the year ended October 31, 2024, as compared to the year ended October 31, 2023. The decrease in commissions and travel costs during the year ended October 31, 2024, as compared to the year ended October 31, 2023 was principally the result of a larger percentage of sales that were generated from lower priced products and sales through house accounts with much lower commission costs than paid to distributors and/or independent sales representatives. The decrease in professional fees was principally the result of reduced audit fees, tax preparation fees and legal fees during the year ended October 31, 2024, as compared to the year ended October 31, 2023.

The increase in stock-based compensation costs during the year ended October 31, 2024, as compared to the year ended October 31, 2023 was principally the result of increased amortization of costs from shares and options issued to executives and advisors and options issued to employees and outside directors.

The increase in payroll and consulting fees during the year ended October 31, 2024, as compared to the year ended October 31, 2023 was principally the result of payroll costs related to the Company’s hiring of a new executives during June 2023 and July 2023 which were paid for a shorter period during the year ended October 31, 2023, as compared to the year ended October 31, 2024 and the hiring of additional consultants during the year ended October 31, 2024 as compared to October 31, 2023.

Other income. Other income for the year ended October 31, 2024 was $751,000, as compared to other income of $331,000 for the year ended October 31, 2023. The increase in other income of $420,000 was due to the write-off of advances payable to an affiliate of a former executive of $221,000 resulting from the inability of the affiliate to enforce a claim to collect the advances as the period of statute of limitations had run, the settlement of the Amended Skincare Agreement of $168,000, the abatement of IRS penalties of $93,000, the settlement of insurance claims of $89,000, the increases in commissions received from sales of Exotropin products of $87,000, the increases in income from the settlement of liabilities of approximately $93,000 and increases in other income of $10,000 during the year ended October 31, 2024 compared to the year ended October 31, 2023, partially offset from the decrease in the gain from the sale of the Basalt Lab of approximately $341,000 which occurred in the year ended October 31, 2023.

Other expense for the year ended October 31, 2024 was $137,000, as compared to other expense of $550,000 for the year ended October 31, 2023. The decrease in other expense of $413,000 during the year ended October 31, 2024, compared to the year ended October 31, 2023, was principally the result of reduced amortization of loan discounts of approximately $326,000, reduced IRS interest and penalties of approximately $13,000, reduced reserves against the carrying value of the Company’s investments in equity securities of $55,000 and reduced costs associated with changes in the fair value of a commitment fee of $19,000 related to a January 2022 $600,000 debt financing, during the year ended October 31, 2024 as compared to the year ended October 31, 2023.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented:

	For the Fiscal Year Ended October 31,
	2024	2023
Cash, beginning of year	$1,756,000	$3,753,000
Net cash used in operating activities	(1,450,000)	(2,197,000)
Net cash provided by (used in) investing activities	(45,000)	615,000
Net cash (used in) provided by financing activities	396,000	(415,000)
Cash, end of year	$657,000	$1,756,000

During the year ended October 31, 2024, the Company used cash in operating activities of $1,450,000, compared to $2,197,000 for the year ended October 31, 2023, a decrease in cash used of $747,000. The decrease in cash used was primarily the result of a reduction in general and administrative expenses and other income (expense) after adjusting for non-cash related activities of $2,353,000 for the year ended October 31, 2024 compared to the year ended October 31, 2023, partially offset by reductions in gross profit of $274,000 and reductions in cash provided from changes in operating assets and liabilities of $1,315,000 for the year ended October 31, 2024 compared to the year ended October 31, 2023.

The decrease in cash provided from changes in operating assets and liabilities was due to decreases in accounts payable and accrued expenses and accrued liabilities and deferred revenues and increases in accounts receivable partially offset from decreases in inventories during the year ended October 31, 2024 as compared to the year ended October 31, 2023. The reduction in general and administrative expenses and other income (expense) after adjusting for non-cash related activities was the result of reduced operating expenses associated with professional fees, payroll, consulting costs, research and laboratory related expenses during the year ended October 31, 2024 as compared to the year ended October 31, 2023. The decrease in gross profit during the year ended October 31, 2024 as compared to the year ended October 31, 2023 was primarily the result of a greater mix of sales of lower priced units and increases in the sales of units that had a higher cost of goods sold per unit.

During the year ended October 31, 2024, the Company had cash used in investing activities of $45,000 compared to cash provided by investing activities of $615,000 for the year ended October 31, 2023, a decrease in cash provided by investing activities of $660,000. The decrease in cash provided by investing activities was due primarily due to reductions in proceeds received from the sale of the Company’s Basalt, Colorado lab facility of $741,000, partially offset from the decrease in cash used in investments in non-marketable securities of $55,000 and payments made in connection with the Company’s purchase of laboratory equipment of $26,000 during the year ended October 31, 2024 as compared to the year ended October 31, 2023.

During the year ended October 31, 2024, the Company had cash provided by financing activities of $396,000 compared to cash used in financing activities of $415,000 for the year ended October 31, 2023. The decrease in cash used in financing activities of $811,000 was due to the reduction in the shares repurchased in connection with litigation of $420,000, the reduction of payments on notes payable of $1,130,000 and reduction of payments on finance leases of approximately $91,000 during the year ended October 31, 2024 as compared to the year ended October 31, 2023. The decrease in cash provided by financing activities was due to decreases in proceeds from the issuance of promissory notes of $1,230,000, partially offset from increases in proceeds from the private sale of equity securities of $400,000 during the year ended October 31, 2024 as compared to the year ended October 31, 2023.

Capital Resources

The Company has historically relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations. During the fiscal year ended October 31, 2024 and through the date of this Annual Report, the Company completed the following private sales of its securities:

On July 8, 2024, the Company raised $500,000 in the July 2024 Financing. In the July 2024 Financing, the Company sold and issued to the Investor 250,000 shares of common stock and warrants to purchase an additional 83,333 shares in a private transaction. In connection with the July 2024 Financing, the Company agreed to provide the Investor certain piggy-back registration rights under the Securities Act with respect to the shares purchased and the shares underlying the warrants purchased. The proceeds from the July 2024 Financing were used for working capital purposes.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $4,705,000 for the year ended October 31, 2024 and used $1,450,000 of cash from operating activities during that period. In addition, the Company had an accumulated deficit and a stockholders’ deficit of $62,213,000 and $1,653,000, respectively, at October 31, 2024. The Company had a working capital deficit of $2,123,000 at October 31, 2024.

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

As of October 31, 2024, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of October 31, 2024 and through the date of this report, we had no such arrangements.

Recently Issued Financial Accounting Standards

See Note 2 to our audited consolidated financial statements included in this report for a discussion of recent accounting pronouncements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Zeo Scientifix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zeo Scientifix, Inc. (the “Company”) as of October 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, during the year ended October 31, 2024 the Company incurred significant losses and utilized cash in operations, and had a stockholders’ deficit as of that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recognition of and presentation of other income

As discussed in Note 15, the Company recognized other income of $751,000 during the year ended October 31, 2024. Such amount included (i) the write-off of advances from former officer of $221,000; (ii) a gain related to the termination of a supply agreement of $168,000; and (iii) commission income of $87,000 not related to the Company’s revenue producing business. We identified the recognition of other income as a critical audit matter because of the significance of the account balances and the significant management estimates involved in evaluating the appropriateness of the recognition and presentation other income. The auditing for this transaction required a high degree of audit judgement including evaluating the reasonableness of the significant judgements made by management in determining the appropriate accounting and financial statement presentation.

The primary audit procedures we performed to address this critical audit matter included the following, amongst others:

●	Obtaining and examining related documents supporting the extinguishment of the previously recorded liabilities, and ascertaining the liability extinguishment criteria had been met in accordance with relevant accounting standards.

●	Obtaining independent legal assessments of the appropriateness of certain of the debt extinguishments recorded during the period.

●	Obtaining the client’s evaluation of the appropriateness of financial statement presentation of these items as other income outside of loss from operations, including a determination that such items did not result from the Company’s principal revenue activities during the period.

We have served as the Company’s auditor since 2023.

/s/ Weinberg & Company P.A.

Weinberg & Company P.A.

Los Angeles, CA

January 29, 2025

Zeo ScientifiX, Inc.

CONSOLIDATED BALANCE SHEETS

As of October 31, 2024 and 2023

(Amounts rounded to the nearest thousand except share amounts)

	October 31, 2024	October 31, 2023
ASSETS
Current Assets
Cash	$657,000	$1,756,000
Accounts receivable, net of allowance for bad debts	194,000	18,000
Other receivables	3,000	12,000
Prepaid expenses	79,000	106,000
Inventories	232,000	310,000
Total Current Assets	1,165,000	2,202,000

Property and equipment, net	478,000	573,000
Security deposits	-	7,000
TOTAL ASSETS	$1,643,000	$2,782,000

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,719,000	$2,612,000
Advances payable to former officer	-	221,000
Finance lease obligations	5,000	23,000
Convertible promissory note, net of debt discount of $45,000 and $68,000	680,000	657,000
Deferred revenue	884,000	497,000
Total Current Liabilities	3,288,000	4,010,000

Long term finance lease obligations	8,000	13,000
Total Liabilities	3,296,000	4,023,000

Commitments and contingencies

Shares Subject To Possible Redemption
Series C Preferred Stock, $0.001 par value, 100 shares authorized; 100 and 100 shares issued and outstanding, respectively	-	-

Stockholders’ Deficit
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 6,344,817 and 7,283,483 shares issued and outstanding, respectively	6,000	7,000
Additional paid-in capital	60,554,000	56,260,000
Accumulated deficit	(62,213,000)	(57,508,000)
Total Stockholders’ Deficit	(1,653,000)	(1,241,000)

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$1,643,000	$2,782,000

The accompanying notes are an integral part of these consolidated financial statements.

Zeo ScientifiX, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended October 31, 2024 and 2023

(Amounts rounded to the nearest thousand except share amounts)

	Year Ended October 31,
	2024	2023
Revenues (includes sales to related parties of approximately $199,000 and $181,000, respectively)	$4,620,000	$4,558,000

Cost of revenues	844,000	508,000

Gross profit	3,776,000	4,050,000

General and administrative expenses	9,095,000	10,818,000

Loss from operations	(5,319,000)	(6,768,000)

Other income (expense)
Interest expense	(92,000)	(431,000)
Change in Commitment Fee Shortfall Obligation	-	(19,000)
Impairment of non-marketable securities in a related entity	(45,000)	(100,000)
Gain on sale of assets	-	341,000
Other income	751,000	(10,000)

Net loss	$(4,705,000)	$(6,987,000)

Net loss per common share - basic and diluted	$(0.74)	$(0.99)

Weighted average number of common shares outstanding - basic and diluted	6,336,392	7,028,638

The accompanying notes are an integral part of these consolidated financial statements.

Zeo ScientifiX, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended October 31, 2023 and 2024
(Amounts rounded to the nearest thousand except share amounts)

			Additional		Total Stockholders’
	Common Stock		Paid In	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance October 31, 2022	7,395,632	$7,000	$52,403,000	$(50,521,000)	$1,889,000
Sale of common stock	22,282	-	100,000	-	100,000
Fair value of equity instruments issued for compensation:
Fair value of vested shares issued	25,969	-	452,000	-	452,000
Fair value of vested options and warrants issued	-	-	2,757,000	-	2,757,000
Issuance of Common stock and Warrants as commitment fee for SPA 23 Note	75,000	-	283,000	-	283,000
Discount on warrants issued with convertible debt	-	-	72,000	-	72,000
Stock issued in satisfaction of Commitment Fee Shortfall Obligation	58,600	-	193,000	-	193,000
Cancellation of shares repurchased in connection with litigation	(124,000)	-	-	-	-
Return of former executive’s shares and warrants	(170,000)	-	-	-	-
Net loss	-	-	-	(6,987,000)	(6,987,000)
Balance October 31, 2023	7,283,483	7,000	56,260,000	(57,508,000)	(1,241,000)
Sale of common stock	250,000	-	500,000	-	500,000
Reverse split round-up adjustment	5,803	-	-	-	-
Cancellation of shares in connection with litigation	(1,164,742)	(1,000)	1,000	-	-
Purchase of shares in connection with litigation	(237,602)	-	(80,000)	-	(80,000)
Exchange of accounts payable for stock	20,000	-	20,000	-	20,000
Fair value of equity instruments issued for compensation:
Fair value of vested shares issued	187,875	-	450,000	-	450,000
Fair value of vested options issued	-	-	953,000	-	953,000
Fair value of vested warrants issued	-	-	2,450,000	-	2,450,000
Net loss	-	-	-	(4,705,000)	(4,705,000)
Balance October 31, 2024	6,344,817	$6,000	$60,554,000	$(62,213,000)	$(1,653,000)

The accompanying notes are an integral part of these consolidated financial statements.

Zeo ScientifiX, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended October 31, 2024 and 2023

(Amounts rounded to the nearest thousand except share amounts)

	Year Ended October 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,705,000)	$(6,987,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	74,000	486,000
Amortization of OID and commitment fee discount – Promissory notes	23,000	349,000
Bad debt expense	9,000	-
Change in Commitment Fee Shortfall Obligation	-	19,000
Gain from sale of assets	-	(341,000)
Write-off of advances payable to former officer	(221,000)	-
Reserve of non-marketable securities – related party	45,000	100,000
Write-off of receivables from officers and other receivable	-	142,000
Write-off of fixed assets	-	36,000
Stock-based compensation	3,853,000	3,209,000
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	(185,000)	37,000
Other receivable	9,000	(17,000)
Prepaid expenses	27,000	69,000
Inventories	78,000	(62,000)
Accounts payable and accrued expenses	(851,000)	233,000
Security deposits	7,000	33,000
Deferred revenue	387,000	497,000
Net cash used in operating activities	(1,450,000)	(2,197,000)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	-	(26,000)
Proceeds from sale of assets	-	741,000
Investment in non-marketable equity securities – related party	(45,000)	(100,000)
Net cash provided by (used in) investing activities	(45,000)	615,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Promissory notes	-	1,230,000
Shares repurchased in connection with litigation	(80,000)	(500,000)
Payments on finance leases	(24,000)	(115,000)
Repayments of Promissory notes	-	(1,130,000)
Proceeds from sale of common stock	500,000	100,000
Net cash (used in) provided by financing activities	396,000	(415,000)

Increase (decrease) in cash	(1,099,000)	(1,997,000)
Cash at beginning of period	1,756,000	3,753,000
Cash at end of period	$657,000	$1,756,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$68,000	$67,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Reduction in accounts payable for equipment returned to vendor	$21,000	$-
Exchange of shares for payables	$20,000	$-
Warrants issued in connection with convertible notes	$-	$72,000
Finance lease assigned to buyer in connection with asset sale	$-	$213,000
OID discount on proceeds received from Promissory Note	$-	$11,000
Common stock issued as commitment fee for Promissory Note	$-	$283,000
Common stock issued in satisfaction of Commitment Fee Shortfall Obligation	$-	$193,000

The accompanying notes are an integral part of these consolidated financial statements.

Zeo ScientifiX, Inc.

(Formerly Organicell Regenerative Medicine, Inc.)

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

For the years ended October 31, 2024 and 2023, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation and wholly owned subsidiary, which was formed to sell the Company’s therapeutic products to Providers.

The Company has recently developed and begun to distribute additional products that incorporate its proprietary ingredients for products to be used in topical aesthetic applications and is actively exploring further development of additional products to be used in other topical aesthetic applications.

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

Concentrations of Risk

Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At October 31, 2024, the Company held in one financial institutions a total of $47,000 of cash balances in excess of FDIC insurance coverage limits.

Major Customer

During the year ended October 31, 2024, the Company sold products and services totaling approximately $661,000 (14.3%) to a large distributor and the distributor’s customers and approximately $556,000 (12.0%) to another large distributor and the distributor’s customers.

During the year ended October 31, 2023, the Company sold products and services totaling approximately $1,301,000 (28.5%) to a large distributor and the distributor’s customers, approximately $459,000 (10.1%) to another large distributor and the distributor’s customers and approximately $460,000 (10.1%) to an individual medical practice.

As of October 31, 2024, the Company had accounts receivable from three customers which comprised 60%, 17% and 12% of its gross accounts receivable, respectively. As of October 31, 2023, the Company had accounts receivable from one customer which comprised 50%. There were no other customers that accounted for more than 10% of accounts receivable at October 31, 2024 or 2023.

The Company’s sales agreements are non-exclusive and the Company does not believe it has any exposure based on the customers of its products.

Major Supplier

The Company has contracts with more than one supplier of the tissue raw material used in manufacturing of its products. During the fiscal year ended October 31, 2024, the Company purchased the tissue raw material used in manufacturing of its products from one supplier in the amount of $135,000.

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

Those estimates and assumptions include estimates for credit loss reserves for accounts receivable, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, assumptions made in valuing equity instruments issued for services, and assumptions used in the determination of the Company’s liquidity.

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

Most of the Company’s sales do not provide for installment payments and amounts are typically due upon invoicing. However, for those customers that are granted payment terms, the policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company are exhausted, the determination for charging off uncollectible receivables is made. Management determined that no allowance for bad debts was necessary at October 31, 2024 and 2023. For the years ended October 31, 2024 and 2023, the Company recorded bad debt expense of $9,000 and $0, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company provides a reserve for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At October 31, 2024 and 2023, the Company determined that no reserves were required in connection with our inventory.

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

Under current U.S. GAAP, equity investments without readily determinable fair values are reported at cost minus impairment. However, impairment losses are recognized only if they are considered other-than- temporary. The Company evaluated its investment in non-marketable securities at October 31, 2024 and 2023, and determined such investment was impaired.

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

Revenue Recognition

The Company follows the guidance of the Financial Accounting Standards Board (“FASB’) Accounting Standards Update (“ASU”) Topic 606 “Revenue from Contracts with Customers” which requires the Company to recognize revenue in amounts that reflect the prorata completion of the performance obligations of the Company required under the contracts.

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

At October 31, 2024, the Company had 3,522,527 common shares issuable upon the exercise of options and warrants (vested and unvested), 185,000 unvested restricted stock and $725,000 of convertible debt securities that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2024.

At October 31, 2023, the Company had 2,571,656 common shares issuable upon the exercise of warrants (vested and unvested) and 100,000 unvested restricted stock that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2023.

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

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $164,000 and $923,000 for the years ended October 31, 2024 and 2023, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the years ended October 31, 2024 and 2023 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during those periods. There is a full valuation allowance established for the tax benefit associated with the net losses for the years ended October 31, 2024 and 2023.

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

Segment Information

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company has one component. Therefore, the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations as a single operating segment for the manufacture and distribution of its products.

Subsequent Events

The Company has evaluated subsequent events that occurred after October 31, 2024 through the financial statement issuance date for subsequent event disclosure or recording.

Recently Issued Accounting Pronouncements

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. The Company will adopt ASU 2023-07 beginning November 1, 2024. The Company does not believe the impact of the new guidance and related codification improvements had a material impact to its financial position, results of operations and cash flows.

We have reviewed all accounting pronouncements recently issued by the FASB and the SEC. The authoritative pronouncements that we have already adopted did not have a material effect on our financial condition, results of operations, cash flows or reporting thereof, and except as otherwise noted above, we do not believe that any of the authoritative pronouncements that we have not yet adopted will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $4,705,000 for the year ended October 31, 2024 and used $1,450,000 of cash from operating activities during that period. In addition, the Company had an accumulated deficit and a stockholders’ deficit of $62,213,000 and $1,653,000, respectively, at October 31, 2024. The Company had a working capital deficit of $2,123,000 at October 31, 2024.

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

As of October 31, 2024, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	October 31, 2024	October 31, 2023
Raw materials and supplies	$164,000	$154,000
Finished goods	68,000	156,000
Total inventories	$232,000	$310,000

NOTE 5 – PROPERTY AND EQUIPMENT

	October 31, 2024	October 31, 2023
Finance lease equipment	$13,000	$260,000
Manufacturing equipment	757,000	535,000
	770,000	795,000
Less: accumulated depreciation and amortization	(292,000)	(222,000)
Total property and equipment, net	$478,000	$573,000

During February 2024, in connection with the expiration of the lease for certain lab equipment originally valued at $240,000, the Company exercised its buyout option for the equipment for a total cost of $1 (see Note 7).

Effective, August 7, 2023, the Company sold its Basalt laboratory facility (“Sale”) to a non-affiliated third-party purchaser (“Purchaser”). The transaction included the assignment of lease for the premises and the lease for certain laboratory equipment and the sale of all leasehold improvements associated with the Basalt laboratory and inventory. In connection with the Sale, the Company recorded a gain of $341,000, net of transaction fees of approximately $11,000, during the year ended October 31, 2023.

Depreciation expense totaled $74,000 and $106,000 for the years ended October 31, 2024 and 2023, respectively.

Amortization expense totaled $0 and 380,000 for the years ended October 31, 2024 and 2023, respectively.

NOTE 6 – EQUITY IN NON-MARKETABLE SECURITIES OF AFFILIATED ENTITY

	October 31, 2024	October 31, 2023
Equity in non-marketable securities	$145,000	100,000
Reserve on carrying value of investment in non-marketable securities	$(145,000)	(100,000)
Equity in non-marketable securities	$-	-

During the year ended October 31, 2023, the Company invested $100,000 in cash (representing a 10% equity interest at the time of the investment) in the non-marketable equity securities of Exotropin LLC, a privately held skin-care formulator (“Exotropin”) in an effort to accelerate the Company’s development of expertise with respect to the skincare industry and the potential supply of the Company’s products in future topical formulations. The Company evaluated its ownership, contractual and other interests in this entity and determined the Company does not have a variable interest in this entity and therefore it is not required to be consolidated in the Company’s consolidated financial statements, as the Company is not the primary beneficiary and does not have the power to direct activities that most significantly impact the entities’ economic performance. The Company’s maximum loss exposure is limited to the carrying value of this investment.

At the time of the investment, both Greyt Ventures, LLC (“Greyt”), a principal shareholder of the Company and Skycrest Holdings, LLC, (“Skycrest”) a former principal shareholder of the Company, each owned a 20% interest in Exotropin. In addition, Mr. Robert Smoley, a consultant and advisor to the Company was also the Chief Operating Officer of Exotropin (until November 2024). The equity interests of the Company, Greyt and Skycrest in Exotropin were later reduced to 8.96%, 17.93% and 17.93%, respectively, as a result of additional sales of equity interests in Exotropin to outside parties. In addition, the Company’s CMO was granted an option to acquire up to 200,000 membership interests in Exotropin, of which 100,000 vested immediately and the remaining 100,000 will vest based on future sales of Exotropin attributed to the CMO. The option price is $20,000 for the 200,000 membership interests.

During the year ended October 31, 2024, pursuant to a capital call notice received from Exotropin, the Company invested an additional $45,000 in cash (representing its 8.96% equity interest at the time of the capital call).

As of October 31, 2024 and 2023, the Company has recorded total reserves against the carrying value of its investment of Exotropin of $145,000 and $100,000 respectively, based on the limited financial history of Exotropin to date to ascertain the fair value of Exotropin and the Company’s limited rights to control future dilution to the Company’s interests and the timing of available distributions, if any, of Exotropin. As such, at October 31, 2024 and 2023, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $0.

During November 2024, the Company received a capital call notice from Exotropin, in which the Company’s pro-rata share was $126,000 (“November Capital Call”). The Company has yet committed to participating in the November Capital Call. If the Company does not elect to participate, its interest in Exotropin would be reduced to approximately 5.6% based on all other members fulling participating in the November Capital Call.

Sales Representative Agreement

During November 2023, the Company and Exotropin entered into a Sales Representative Agreement (“Sales Agreement”) in connection with the Company’s efforts to expand the use of its proprietary products for a variety of topical use applications. In connection with the Sales Agreement, the Company will receive commissions on the net sales value of Exotropin products that are sold to pre-approved retailers, wholesale distributors, private label customers and direct to consumer customers which were introduced to Exotropin by the Company of 10%, 5%, 10% and 15%, respectively.

In addition, under the terms of the Sales Agreement, the Company and Exotropin also agreed to co-develop a new product offering for the treatment of hair loss to be sold through physicians (“Collaboration”). Under the terms of the Collaboration, the Company will be responsible for the sales and marketing of the products and the parties will share equally in the net profits from the sales of the products after reimbursement of all direct cash costs incurred by either party in connection with the development, supply and sale of the products. As of October 31, 2024, $87,000 of commissions were earned under the Sales Agreement (see Note 15).

Joint Supply Agreement

During September 2023, the Company and Exotropin entered into an agreement whereby Exotropin agreed to supply the Moisturizer that the Company is obligated to supply under the Amended Skincare Agreement. Pursuant to the Sales Agreement, the Company paid Exotropin $235,000 representing the amount of Initial Purchase Order associated with the Company’s arrangement with Exotropin to supply the Moisturizer (“Moisturizer Prepayment”). On August 12, 2024, in connection with the mutual agreement to terminate the Amended Skincare Agreement, the Company and Exotropin entered into a settlement and general release (“Release”) whereby the parties released each other from all outstanding duties and/or obligations owed by one party to the other party as set forth in the Release including but not limited to Exotropin’s obligation to supply any Moisturizer to the Company pursuant to the Amended Skincare Agreement and the Company’s obligation to make or place any additional orders to Exotropin for the Moisturizer. In connection with the Release, Exotropin retained the Moisturizer Prepayment made by the Company to Exotropin, and Exotropin was not obligated to deliver any of the Moisturizer to the Company, including portion of the Moisturizer to be provided in connection with the Moisturizer Prepayment (see Note 14).

NOTE 7 – LEASE OBLIGATIONS

Finance Lease Obligations:

During March 2019, the Company entered into a lease agreement for certain lab equipment in the amount of $240,000 (“Lease Agreement”). The Lease Agreement was accounted for as a finance lease obligation. The annual interest rate charged in connection with the lease was 4.5%. The leased equipment is being depreciated over their estimated useful lives of 15 years. The lease expired in February 2024. Under the terms of Lease Agreement, the Company exercised its option to acquire all of the leased equipment for a nominal amount upon termination of the Lease Agreement.

During October 2021, the Company entered into a second lease agreement in the amount of $305,000 for certain lab equipment that was installed at the Company’s former Basalt lab location. Under the terms of the lease agreement, the Company was required to make 60 equal monthly payments of $6,000 plus applicable sales taxes. Under the lease agreement, the Company has the option to acquire all of the leased equipment for a nominal amount upon termination of the lease. The lease agreement is being accounted for as a finance lease obligation. The annual interest rate charged in connection with the lease is 3.0%. Lease payments and depreciation of the leased equipment began during May 2022, the date that the Basalt lab location became operational. The leased equipment were being depreciated over their estimated useful lives of 15 years.

On August 7, 2023, in connection with the Company’s sale, transfer and assignment of its Basalt lab location, certain equipment under the second lease agreement that remained at that location were assigned to the purchaser resulting in the reduction of the Company’s remaining aggregate lease obligations by $213,000, and reducing payments under the second lease agreement from $6,000 per month to $1,000 per month.

As of October 31, 2024 and 2023, finance lease obligations were $13,000 and $36,000, respectively, of which $5,000 and $23,000 were current, respectively.

The weighted average remaining term of the Company’s finance lease as of October 31, 2024 was 30 months. The minimum lease payments pursuant to the finance lease are as follows:

Year Ended October 31,	Minimum Rent
2025	$5,000
2026	5,000
2027	4,000
2028	-
2029	-
Thereafter	-
Total undiscounted finance lease payments	14,000
Less: imputed interest	(1,000)
Present value of finance lease liabilities	$13,000

NOTE 8 – RELATED PARTY TRANSACTIONS

For the year ended October 31, 2024 and 2023, the Company sold a total of approximately $199,000 and $181,000 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, of which Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors has an indirect economic interest in the parent company that owns the MSO.

At October 31, 2023, advances payable to a former officer were $221,000. The advances are non-interest bearing and there were no formal arrangements regarding the repayment of the advances. During the year ended October 31, 2024, the Company had determined that the statute of limitations had run for the ability of the affiliate to enforce a claim to collect the advances. As a result, the Company wrote-off the full balance of the advances payable to an affiliate of a former executive of $221,000. The Company recorded the write-off as other income during the year ended October 31, 2024.

In connection with the sale of securities to an Investor (see Note 12), the Company entered into a supply agreement with an affiliate of the Investor to sell our products to such party and entered into a non-binding term sheet with another affiliate of the Investor pursuant to which such affiliate had the option until October 31, 2024 (subject to various conditions including the negotiation and execution of definitive agreements) to invest in a newly formed subsidiary through which ZEO intended to conduct clinical trials on its present and planned products. The option was not exercised and has expired.

During the year ended October 31, 2023, the Company invested $100,000 in cash (representing a 10% equity interest at the time of the investment) in Exotropin (see Note 6). At the time of the investment, both Greyt Ventures, LLC, a principal shareholder of the Company (“Greyt”) and Skycrest Holdings, LLC, a former principal shareholder of the Company (“Skycrest”), each owned a 20% interest in Exotropin. In addition, Mr. Robert Smoley, a consultant and advisor to the Company was also the Chief Operating Officer of Exotropin (until November 2024). In addition, the Company’s CMO was granted an option to acquire up to 200,000 membership interests in Exotropin, of which 100,000 vested immediately and the remaining $100,000 will vest based on future sales of Exotropin attributed to the CMO. The option price is $20,000 for the 200,000 membership interests. During the year ended October 31, 2024, pursuant to a capital call notice received from Exotropin, the Company invested an additional $45,000 in cash (representing its 8.96% equity interest at the time of the capital call). During November 2024, the Company received a capital call notice from Exotropin, in which the Company’s pro-rata share was $126,000 (“November Capital Call”). The Company has yet committed to participating in the November Capital Call. If the Company does not elect to participate, its interest in Exotropin would be reduced to approximately 5.6% based on all other members fulling participating in the November Capital Call.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	October 31, 2024	October 31, 2023
Accrued payroll related liabilities	$667,000	$667,000
Lab equipment and supplies payables	54,000	407,000
Clinical trial and research payables	648,000	675,000
Legal fees payable	127,000	479,000
Other professional fees payable	119,000	81,000
Accrued IRS penalty	-	86,000
Accrued commissions payable	18,000	102,000
Construction payables	9,000	9,000
Other payables and accrued expenses	77,000	106,000
Total Accounts Payable and Accrued Expenses	$1,719,000	$2,612,000

During February 2024, the Internal Revenue Service (“IRS”) notified the Company that the Company’s appeal for full abatement of penalties and interest ($92,000 as of February 2024) associated with delinquent filed returns for the tax years ended 2012 – 2015 was granted. The Company recorded the abatement as other income for the year ended October 31, 2024.

NOTE 10 – NOTES PAYABLE

	October 31, 2024	October 31, 2023
Convertible Promissory Notes	$725,000	$725,000
Unamortized discount	(45,000)	(68,000)
Total Notes Payable	$680,000	$657,000

Promissory Note – SPA 23

On March 6, 2023, the Company entered into another Securities Purchase Agreement (“SPA 23”) with the Purchaser, pursuant to which we sold a promissory note in the principal amount of $530,000 (“Note”) to the Purchaser in a private transaction for a purchase price of $519,400 (giving effect to original issue discount of $10,600). In connection with the sale of the Note, the Company also paid the Purchaser’s legal fees and due diligence costs of $15,000, resulting in net proceeds to the Company of $504,400, which were used for working capital and other general corporate purposes. The Note bears interest at the rate of 12% per annum. The Note matured on September 6, 2023 and was paid in full.

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

Pursuant to the terms of the SPA 23, the Company granted certain piggyback registration rights under the Securities Act with respect to the Conversion Shares, the Warrant Shares and the Commitment Fee Shares.

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

The fair value of the Warrants issued was $80,000. The Company has recorded a discount of the Promissory Note in the amount of $72,000, representing the allocable fair market value of the Note and the warrants. The discount is being amortized over the term of Note. For the years ended October 31, 2024 and 2023, $23,000 and $4,000 of the discounts recorded in connection with the issuance of the Note have been amortized, resulting to unamortized debt discount of $45,000 and $68,000 as of October 31, 2024 and 2023, respectively.

During the year ended October 31, 2024, the Company has paid $64,000 of interest on the Convertible Promissory Notes.

The securities were offered and sold in a private offering exempt from the registration requirements of the Securities Act, pursuant to the exemptions from registration afforded by Rule 506(b) of Regulation D under the Securities Act.

NOTE 11 – INCOME TAXES

The Company files a consolidated federal income tax return that includes all of its subsidiaries. For the years ended October 31, 2024 and 2023, the Company incurred operating losses, and therefore, there was not any current income tax expense amount recorded during those periods.

The consolidated provision for income taxes for October 31, 2024 and 2023 consists of the following:

	Year Ended October 31, 2024	Year Ended October 31, 2023
Current:
Federal	$-	$-
State	-	-
Current Income Tax Expense (Benefit)	$-	$-
Deferred:
Federal	$(207,000)	$(385,000)
State	(10,000)	(349,000)
Deferred Income Tax Expense (Benefit)	(217,000)	(734,000)
Change in Valuation Allowance	217,000	734,000
Income tax provision	$-	$-

Effective tax rates differ from the federal statutory rate of 21% for 2024 and 2023 applied to income before income taxes. A reconciliation of the U.S. federal statutory tax amount to the Company’s effective tax amount is as follows:

	October 31, 2024	October 31, 2023
Tax at federal statutory rate	$(989,000)	$(1,467,000)
State taxes, net of federal benefit	(61,000)	(349,000)
Permanent differences	2,000	-
Stock-based compensation	1,002,000	834,000
Other	(171,000)	248,000
Total income tax expense (benefit)	(217,000)	(734,000)
Change in valuation allowance	217,000	734,000
Income tax provision	$-	$-

The Company had a federal net operating loss carryover of $17,416,000 as of October 31, 2024, of which 98% is available to offset future taxable income indefinitely. The Company had state net operating loss carryovers of $10,546,000 of which $7,173,000, carryover indefinitely and the balance expires in varying amounts through 2041.

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities for the Company were as follows:

	October 31, 2024	October 31, 2023
Deferred Tax Assets:
Stock based compensation	$2,644,000	$1,637,000
Net operating loss carryforward-Federal	3,657,000	3,611,000
Net operating loss carryforward-State	542,000	618,000
Other	-	-
Total deferred tax assets:	6,843,000	5,866,000
Deferred Tax Liabilities:
Property and equipment	310,000	310,000
Total deferred tax liabilities:	310,000	310,000

Valuation Allowance	(6,533,000)	(5,556,000)
Net deferred tax assets	$-	$-

FASB ASC 740 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At October 31, 2024 and October 31, 2023, the net deferred tax asset was offset by a full valuation allowance.

Pursuant to Code Sec. 382 of the Internal Revenue Code (“the Code”), the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three-year period. The Company may be subject to such limitation.

IRS Penalties

As of October 31, 2023, the Company had accrued $86,000 of accrued tax penalties and interest on the balance sheet in connection with penalties and interest assessed by the Internal Revenue Service (“IRS”) for delinquent income tax returns for the periods since inception through the tax year ended October 31, 2016 that were not filed until December 2017 (“Delinquent Filed Returns”). The Company filed a “Request for Collection Due Process Equivalent Hearing” (“Request”) in September 2021 seeking an abatement of the penalties and interest. A hearing was held on June 28, 2022 and during February 2024, the IRS notified the Company that the Company’s appeal for full abatement of penalties and interest ($92,000 as of February 2024) associated with the Delinquent Filed Returns was granted. The Company recorded the abatement as other income for the year ended October 31, 2024.

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

On August 17, 2022, the Company filed a Certificate of Designation for a newly created Series C Non-Convertible Preferred Stock consisting of 100 shares, $0.001 par value of authorized but unissued preferred stock of the Company (“Series C Preferred Shares”). The Company initially issued each of Skycrest and Greyt, 50 shares of the Series C Preferred Shares in connection with a “change in control” transaction” consummated in August 2022 (see Note 16). On December 17, 2024, the Company filed an Amendment (the “Amendment”) to the Certificate of Designation of our Series C Preferred Shares.

The Series C Preferred Shares vote together with shares of our common stock as a single class on all matters presented to a vote of stockholders and represent 51% of the voting control of the Company, except as required by law. The Series C Preferred Shares are not convertible into common stock, do not have any dividend rights and do have a nominal liquidation preference. The Series C Preferred Shares also have certain protective provisions, such as requiring the vote of a majority of Series C Preferred Shares to change or amend their rights, powers, privileges, limitations and restrictions, including the assignment of interests and redemption provisions.

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

Issuances of Common Stock - Sales:

On July 8, 2024, the Company completed a $500,000 private financing (“Financing”) with a single accredited investor (“Investor”). In the Financing, the Company sold and issued to the Investor 250,000 shares of common stock (“Shares”) and warrants to purchase an additional 83,333 Shares (the “Warrants”) (see Note 13). In connection with the Financing, the Company agreed to provide the Investor certain piggy-back registration rights under the Securities Act of 1933, as amended (“Securities Act”) with respect to the Shares purchased and the Shares underlying the Warrants purchased. The proceeds are being used for working capital purposes.

Issuances of Common Stock – Stock Based Compensation:

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

On April 1, 2024, pursuant to the Company’s 2021 Incentive Stock Plan (“Incentive Plan”), the Company’s Board of Directors (“Board”) awarded 125,000 and 62,500 shares of Zeo common stock to Jerry Glauser and Leatham Stern or their nominees, respectively (“Stock Grants”), both members of the Board, valued at $2.00 per share, the closing price of the common stock of the Company on the grant date. The Stock Grants vest in full as of the date of the grant. The Company recorded a total of $375,000 of stock-based compensation expense during the year ended October 31, 2024, in connection with the Stock Grants.

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

Equity Line Of Credit Commitment:

Pursuant to the Purchase Agreement dated as of September 1, 2022 (“Agreement”), by and between the Company and Tysadco Partners, LLC (“Tysadco”), to provide the Company with a $10,000,000 equity line of credit facility (“ELOC”), on December 2, 2022, the Company submitted a put request to Tysadco to purchase 22,282 registered shares at a purchase price of $4.49, for a total of $100,000 (“Put Request”). On December 5, 2022, Tysadco funded the Put Request and the Company issued 22,282 shares to Tysadco. The proceeds from the share sale were used for working capital and general corporate purposes.

On February 23, 2024, pursuant to the Purchase Agreement, the Company provided Tysadco formal notice that it was terminating the Agreement and the ELOC.

Grant of Unvested Restricted Common Stock:

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

As of October 31, 2024, a total of 1,386,288 Awards (net of 1,211,500 Awards redeposited for future issuance) that have been awarded under the 2021 Plan remain issued and outstanding. As of October 31, 2023, a total of 1,111,250 Awards (net of 676,500 Awards redeposited for future issuance) had been awarded under the 2021 Plan and were issued and outstanding.

A summary of unvested restricted stock activity for the years ended October 31, 2024 and 2023 are presented below:

	Number of Non-vested Shares	Fair Value	Weighted- Average Grant Date Value
Non-vested Shares at October 31, 2022	499,216	$-	$-
Non-vested Shares Granted	-	$-	$-
Vested	(169,983)	$-	$-
Expired/Forfeited	(229,233)	$-	$-
Non-vested Shares at October 31, 2023	100,000	$-	$-
Non-vested Shares Granted	185,000	$331,000	$1.79
Vested	-	$(74,000)	$-
Expired/Forfeited	(100,000)	$-	$-
Non-vested Shares at October 31, 2024	185,000	$257,000	$1.79

Effective April 1, 2024, the Company entered into sales distribution agreement with a sales and marketing company (“Salesco”). Salesco will be entitled to receive commissions on sales of the Company’s products to customers introduced by Salesco in the form of cash and common stock of the Company based on sales milestones. In connection with the agreement, the Company agreed to pay Salesco a monthly advance of $15,000 for the first 6 months, provided however, that the last 2 monthly retainers are subject to Salesco achieving a certain minimum amount in sales during the applicable month. The monthly retainers are to be repaid from commissions earned by Salesco on sales of the Company’s products that are generated through Salesco. In addition, Salesco was granted 30,000 shares of the Company’s common stock which vests over 2 years, quarterly, except the quarterly vesting period will “cliff vest” upon the Company receiving $300,000 in cumulative sales from customers introduced by Salesco. The agreement may be terminated by the Company upon the six-month anniversary of the agreement. The 30,000 grant of shares were valued at $2.00 per share, the closing price of the common stock of the Company on the effective date of the agreement. The Company will amortize $60,000 of stock-based compensation expense over the 2-year vesting terms. The Company recorded $18,000 of stock-based compensation expense during the year ended October 31, 2024, respectively.

During April 2024 thru August 2024, in consideration for agreeing to serve on the Company’s medical advisory board, the Board approved the issuance to a total of twenty individuals an aggregate of 155,000 shares of unregistered common stock valued at ranges between $1.04 per share and $2.75 per share, the closing price of the common stock of the Company on the respective grant dates. The shares vest annually over the three-year period from the date of grant. The Company will amortize $271,000 of stock-based compensation expense over a three-year vesting period.

The Company recorded a total of $56,000 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2024, respectively.

There was approximately $257,000 of unamortized compensation associated with unvested stock grants outstanding as of October 31, 2024 that will be amortized over their respective remaining service periods.

NOTE 13 – STOCK OPTIONS AND WARRANTS

The Company has issued option securities under its Incentive Plan and warrants entitling the holder to purchase shares of its common stock at specified prices and for specified exercise periods.

Options:

A summary of the Company’s option activity for the years ended October 31, 2024 and 2023 are presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2022	535,750	$5.73	9.74	$-
Granted	665,000	$2.38	5.00	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(305,000)	$6.57	8.74	$-
Outstanding at October 31, 2023	895,750	$2.97	5.67	$-
Granted	622,538	$2.52	9.42	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(555,000)	$2.53	3.74	$-
Outstanding at October 31, 2024	963,288	$2.94	8.07	$-
Exercisable at October 31, 2024	402,077	$3.53	7.49	$-

During the year ended October 31, 2023, the Board approved the granting of options to purchase 665,000 shares of its common stock to Dr. Leider, former Chief Executive Officer of the Company, Dr. Golub, former Chief Operating Officer of the Company and Ms. Swartz, Chief Product Officer of the Company in accordance with their employment agreements. The options are exercisable until the fifth anniversary date of the date of issuance and had an aggregate fair value of $1,580,000. The options vest between one-year and three-year periods. The Company valued the options using a Black-Scholes option pricing model with the following assumptions:

Exercise prices	$2.28 - $2.40
Expected dividends	-
Expected volatility	167% - 168%
Risk free interest rate	3.7% - 4.10%
Expected term of options	5.0 years

During the year ended October 31, 2023, in connection with the resignation of the Company’s former Chief Executive Officer, Chief Operating Officer and a director, previously granted options in the aggregate of 305,000 were forfeited.

During the year ended October 31, 2024, under its Incentive Plan, the Board approved the granting of options to certain employees, officers and directors to purchase 622,538 shares of its common stock. The options vest over various periods ranging from 6 months to 3 years, expire five to ten years from the date of grant and had an aggregate fair value of $1,438,000 at the date of grant. The Company valued the options using a Black-Scholes option pricing model with the following assumptions:

Exercise prices	$2.00 - $4.50
Expected dividends	-
Expected volatility	156% - 159%
Risk free interest rate	4.20% - 4.34%
Expected term of options	6.0 years

During the year ended October 31, 2024, all options issued to Dr. Leider, the former Chief Executive Officer, that were not vested amounting to 190,000 at the time of the expiration of his employment agreement on May 31, 2024, were forfeited. In addition, all options issued to Dr. Leider and Dr. Howard Golub, the former Chief Science Officer, an employee, that were vested amounting to 95,000, 250,000, and 20,000, respectively, at the time of the expiration of their employment agreements, were not exercised by August 31, 2024 as required under the Incentive Plan, and as a result expired.

During the year ended October 31, 2024 and 2023, the Company amortized $953,000 and $622,000, respectively, of stock compensation costs associated with options issued.

There was approximately $1,284,000 of unamortized compensation associated with options outstanding as of October 31, 2024 that will be amortized over their respective remaining service periods.

Warrants:

A summary of the Company’s warrant activity for the years ended October 31, 2024 and 2023 are presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2022	1,613,250	$4.11	9.60	$2,185,000
Granted	72,656	$14.49	5.00	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(10,000)	$8.00	-	$-
Outstanding at October 31, 2023	1,675,906	$4.54	8.47	$-
Granted	883,333	$2.32	9.21	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding at October 31, 2024	2,559,239	$3.77	7.97	$-
Exercisable at October 31, 2024	1,995,350	$4.17	7.48	$-

2023 Warrants

As described in Note 10, in connection with the issuance of the SPA 23 on March 6, 2023, the Company issued the Purchaser’s 50,000 commitment Warrant Shares exercisable for a five-year period at a price of $12.00 per share. The Company valued the warrants on the dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 3.98%, (2) term of 5 years, (3) expected stock volatility of 169%, and (4) expected dividend rate of 0%. All of the warrants vested immediately. The grant date fair value of the warrants issued was $113,000. The Company recorded $113,000 as a loan discount which was amortized over the term of the SPA 23.

As described in Note 10, during the period August 2023 through September 2023, the Company sold 2.9 Units (“Units”) to 4 investors in a private offering at a purchase price of $250,000 per Unit for an aggregate purchase price of $725,000. Each Unit consists of (a) a $250,000 in principal amount 8% Convertible Promissory Note due September 30, 2026 (the “Note”); and (b) 7,813 common stock purchase warrants (the “Warrants”) (an aggregate of 22,656 warrants issued), each entitling the holder to purchase one share of common stock, $0.001 par value (“Shares”) at an exercise price of $20.00 for a period of five years from the date of issuance.

2024 Warrants

On July 8, 2024, in connection with the Financing (see Note 12), the Company issued the Investor a cashless warrant to purchase an aggregate of 83,333 shares of common stock. The warrant is exercisable for $2.00 per share (the closing price of the Company’s common stock on the date of grant was $1.66), until the tenth anniversary date of the date of issuance. The exercise price and number of shares issuable upon exercise of the warrant are subject to adjustment to give effect to stock splits, stock dividends and other recapitalization events and the sale of shares at a purchase price less than the exercise price then in effect.

On July 11, 2024, the Company granted warrants to purchase 350,000 shares of common stock to each of two consultants and then principal shareholders to the Company (“Consultants”). The Warrants vest in equal monthly installments over an eighteen (18) month period from the date of grant. Once vested, the Warrants are exercisable for a period of ten (10) years from the date of grant at an exercise price of $2.35 per share (subject to adjustment for stock splits, stock dividends and similar recapitalization events). The Consultants, who are the controlling stockholders of the Company, were also accorded piggy-back registration rights under the Securities Act of 1933, as amended (the “Securities Act”), with respect to the shares of common stock issuable upon exercise of the warrants. The Company valued the warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 4.20%, (2) term of 10 years, (3) expected stock volatility of 159%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants granted to each of the Consultants was $823,000 (total $1,645,000). The Company will amortize $1,645,000 of stock-based compensation expense over the vesting period of 18 months.

In August 2024, the Company entered into an agreement with a third party to provide consulting services for a one-year period. As consideration for agreeing to provide consulting services to the Company, the Company agreed to issue the consultant vested warrants to purchase 100,000 shares of unregistered common stock. The Company valued the warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 3.96%, (2) term of 3 years, (3) expected stock volatility of 147%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants granted was $185,000. The Company will amortize $185,000 of stock-based compensation expense over the term of the consulting agreement.

During the year ended October 31, 2024 and 2023, the Company amortized $2,450,000 and $2,134,000, respectively, of stock compensation costs associated with warrants issued.

There was approximately $3,005,000 of unamortized compensation associated with warrants outstanding as of October 31, 2024 that will be amortized over their respective remaining service periods.

All stock compensation expense is classified under general and administrative expenses in the consolidated statements of operations.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

During September 2023, the Company and the Supplier agreed to enter into an Amendment and Restatement of the Skincare Agreement (“Amended Skincare Agreement”). Under the terms of the Amended Skincare Agreement, the products to be provided by the Company was modified to include both the Ingredient and a topical moisturizer (“Moisturizer”) supplied by Exotropin. The Ingredient and the Moisturizer are hereinafter referred to as the “Combined Product”. The Supplier was obligated to deliver a purchase order for a minimum of $403,000 of the Combined Product by September 30, 2023 (“Initial Purchase Order”) and a total of $648,000 of the Combined Product during the first year of the Amended Skincare Agreement.

During November 2023, the Supplier paid the Company $403,000 in connection with the Initial Purchase Order. Pursuant to Sales Agreement with Exotropin, the Company paid Exotropin $235,000 representing the amount of Initial Purchase Order associated with the Company’s arrangement with Exotropin to supply the Moisturizer (“Moisturizer Prepayment”).

On August 12, 2024, in connection with the mutual agreement to terminate the Amended Skincare Agreement, the Company and the Supplier entered into a settlement agreement and general release (“Settlement”). As of the date of the Settlement, both the Company and Exotropin had yet to deliver the Ingredient or the Moisturizer to the Supplier. In connection with the Settlement, the parties released each other from all outstanding duties and/or obligations owed by one party to the other party as set forth in the Settlement, including but not limited to the Company’s obligation to supply any Combined Product to the Supplier and the Supplier’s obligation to make or place any additional orders to the Company for the Combined Product. In connection with the Settlement, the Company retained the $403,000 payment that the Supplier made to the Company in connection with the Initial Purchase Order, and the Company was not obligated to deliver any of the Combined Product to the Supplier, including the portion of the Combined Product to be provided in connection with the Initial Purchase Order. Concurrent with the execution of the Settlement, the Company and Exotropin entered into a settlement and general release (“Release”) whereby the parties released each other from all outstanding duties and/or obligations owed by one party to the other party as set forth in the Release including but not limited to Exotropin’s obligation to supply any Moisturizer to the Company pursuant to the Amended Skincare Agreement and the Company’s obligation to make or place any additional orders to Exotropin for the Moisturizer. In connection with the Release, Exotropin retained the Moisturizer Prepayment that was paid by the Company of $235,000 in November 2023, and Exotropin was not obligated to deliver any of the Moisturizer to the Company, including portion of the Moisturizer to be provided in connection with the Moisturizer Prepayment.

As a result of the above settlements, the Company has recorded $168,000 of other income during the year ended October 31, 2024 in connection with the net settlement amount associated with the Amended Skincare Agreement.

Deferred Revenue

During the year ended October 31, 2023, the Company received an advance payment of $500,000 in connection with a distribution agreement entered into between the Company and a third party (“Purchaser”) which was to be applied against future invoices for product inventory to be delivered over time which amount was recorded as deferred revenue. As of October 31, 2023, $101,000 of product inventory was invoiced and delivered reducing the deferred revenue amount to $399,000. During the period November 1, 2023 thru July 29, 2024, $399,000 of product inventory was invoiced and delivered, reducing the deferred revenue balance to $0. On August 5, 2024, the Purchaser prepaid an amount of $375,000 to the Company which is to be applied against future invoices for specific product inventory to be delivered over time which amount was initially recorded as deferred revenue. As of October 31, 2024, $132,000 of product inventory was invoiced and delivered reducing the deferred revenue amount to $243,000.

During July 2024, the Company received an advance payment of $500,000 in connection with a distribution agreement entered into between the Company and an affiliate of the Investor (see Note 11) which was to be applied against future invoices for product inventory to be delivered over time which amount was recorded as deferred revenue. As of October 31, 2024, $135,000 of product inventory was invoiced and delivered reducing the deferred revenue amount to $365,000.

Amounts received by the Company for products that have yet to be delivered to the customers as of October 31, 2024 and October 31, 2023 are reflected in the Company’s balance sheet as deferred revenues and were comprised of the following:

	October 31, 2024	October 31, 2023
Advances On Future Purchases Of Inventory	$608,000	$399,000
Sales To Customers Not Yet Delivered	276,000	98,000
Total Deferred Revenue	$884,000	$497,000

Legal Matters

SEC Matter

On June 17, 2021, the Company received a subpoena dated June 14, 2021, from the Atlanta Regional Office of the SEC requiring the production of certain documents and communications in connection with the treatment and results of various COVID-19 patients, as discussed in the Company’s Current Reports on Form 8-K filed with the SEC during the period from May 27, 2020 through May 11, 2021. The Company fully cooperated with the SEC’s investigation.

On November 25, 2024, the SEC notified the Company that it had concluded its investigation and does not intend to recommend an enforcement action by the Commission against the Company.

Daniel Pepock and Tracy Yourke

The Company terminated the employment agreements with the former Sales Executives Daniel Pepock (“Pepock”) and Tracy Yourke (“Yourke”) effective June 30, 2022. On August 22, 2022, Mr. Pepock, Ms. Yourke and the Company agreed to a material settlement term sheet (“Settlement”) which provided for the resolution and full settlement and release of all claims among the parties and for the Company to buy back all of the shares of common stock of the Company issued to and owned by Mr. Pepock and Ms. Yourke at the time of the Settlement (represented by Mr. Pepock and Ms. Yourke to be in excess of 124,000 shares) in exchange for a payment by the Company of $500,000 (“Purchase Price”). In addition, the Company agreed to release Mr. Pepock and Ms. Yourke from their non-compete restrictions upon transfer of the shares to the Company. Effective October 13, 2022, the parties executed a Confidential Settlement Agreement and Mutual General Release memorializing the terms of the Settlement. Under the terms of the Settlement, the Company agreed to repurchase 124,000 shares of common stock for $500,000. On January 31, 2023, 124,000 shares were transferred to the Company and the Company paid the Purchase Price. The shares received by the Company were immediately cancelled and returned to the Company’s treasury of authorized and unissued shares on February 3, 2023.

Albert Mitrani and Dr. Maria Ines Mitrani

On June 7, 2023, the Company filed a four-count complaint with the Seventeenth Judicial Circuit in and for Broward County, Florida against Albert Mitrani and Dr. Maria Ines Mitrani, co-founders of the Company. Albert Mitrani was a former director and executive officer of the Company (most recently serving as Chief Executive Officer from September 2019 to July 2022 and as Executive Vice President of Sales from July 2022 until his termination in May 2023) and Dr. Mitrani is a former director and former executive officer of the Company (serving as Chief Science Officer from November 2016 until her termination in April 2023). The complaint alleges (i) breach of contract; (ii) breach of fiduciary duty; and (iii) tortious interference with business relationships; and seeks injunctive relief, in connection with, inter alia, non-solicitation and non-competition violations, misappropriation of Company materials and proprietary information resulting in unjust enrichment, causing detriment to business relationships and goodwill towards customers and physicians, self-dealing and misconduct afoul to the Company’s business interests as members of the Company’s board of directors, executive officers and minority equity interest holders—all causing irreparable harm to the Company. The complaint seeks injunctive relief, in addition to both compensatory and punitive damages.

Effective November 13, 2023, the Company entered into a settlement agreement with Albert Mitrani and Dr. Maria Ines Mitrani, pursuant to which it resolved various claims against the Mitranis, including those set forth in the previously reported Florida state action the Company had filed against the Mitranis. As part of the settlement, Albert Mitrani and Dr. Maria Ines Mitrani returned to the Company 682,161 and 481,831 shares of the Company’s common stock held by them respectively and the parties exchanged mutual releases.

Consultants

Effective August 5, 2024, the Company entered into a settlement agreement with a prior consultant of the Company, pursuant to which it resolved various claims that had been brought by the Company against the consultants. As part of the settlement, the consultants agreed to return to the Company 237,602 shares of ZEO common stock held by the consultants in exchange for a payment of $80,000 and the parties exchanged mutual releases. The shares were returned to the Company in October 2024 and were redeposited back into the Company’s treasury of authorized and unissued shares.

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

On November 19, 2024, Howard Golub, M.D., (“Plaintiff”), filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against the Company, alleging a breach of contract as a result of the Company’s failure to pay Plaintiff severance in the amount of $150,000 in connection with the non-renewal of the Plaintiff’s employment agreement with the Company. Plaintiff is demanding judgment in the amount of $150,000 plus interest and attorney’s fees. The Company is currently exploring its legal options and intends to vigorously defend against the lawsuit.

Other

In addition to the foregoing, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

NOTE 15 – OTHER INCOME

	Year Ended October 31,
	2024	2023
Other income (expense)
Gain on write-off of advances payable to former officer and settlement on outstanding payables (see Note 8)	$221,000	$-
Gain, net of obligations in connection with termination of supply agreement (see Note 14)	168,000	-
Resolution and settlement of long outstanding payables	176,000	-
Commissions on sales of Exotropin products	87,000	-
Proceeds from insurance claim	89,000	-
Other	10,000	(10,000)
Total	$751,000	$(10,000)

NOTE 16 – SUBSEQUENT EVENTS

Series C Preferred Shares

During December 2024, Skycrest requested that it be allowed to transfer the 50 shares of Series C Preferred Shares of the Company it holds to Ian T. Bothwell, the Company’s Interim Chief Executive Officer and Chief Financial Officer (“Transfer”). In December 2024, the Board of Directors of the Company approved the Transfer and the Transfer was completed.

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

Management’s Report on Internal Control Over Financial Reporting

General

Our management (currently Ian Bothwell, our Interim Chief Executive Officer and Chief Financial Officer) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

As of October 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Based on that evaluation under this framework, our management concluded that as of October 31, 2024, our internal control over financial reporting was not effective because of the following material weaknesses:

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have expanded our accounting and administrative support staff during the fiscal year ended October 31, 2024. We also continue to engage outside tax consultants to assist in advising the Company in tax matters on an ongoing basis.

If and when the Company obtains sufficient capital resources, the Company intends to hire additional personnel with sufficient U.S. GAAP knowledge and business experience and to segregate appropriate duties among them. The Company has also begun efforts to further automate its accounting, sales ordering and inventory management functions.

Our board of directors consists of a majority of independent directors. We have also established an audit committee of our board of directors consisting of two independent directors, which is responsible for the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management). We plan to seek additional independent director candidates in the proximate future.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended October 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

(a)	None.

(b)	During the fiscal quarter ended October 31, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

The Company has adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers, employees, and the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards.

During the fiscal quarter ended October 31, 2024, the Company has not adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name:	Age:	Position:	Director or Officer Since:
Ian T. Bothwell	64	Interim Chief Executive Officer Chief Financial Officer and Director	November 4, 2016
Dr. George Shapiro	64	Chief Medical Officer and Director	February 7, 2019
Chuck Bretz	67	Director – Chairman of the Board	September 23, 2022
Gurvinder Pal Singh	63	Director	September 23, 2022
S. Jerry Glauser	77	Director	September 23, 2022
Leathem Stearn	76	Director	September 23, 2022

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

Professional Experience

Ian T. Bothwell was elected as a member of the board of directors of the Company effective September 11, 2019. Mr. Bothwell previously served as a member of the board of directors of the Company from March 8, 2017 until his resignation in April 2018, when the Company executed a Plan and Agreement of Reorganization. Mr. Bothwell serves as the Interim Chief Executive Officer (since June 1, 2024) and Chief Financial Officer of the Company (since November 4, 2016). In addition, he previously served as Interim Chief Executive Officer of the Company from November 22, 2022, until June 6, 2023. From 2003 through November 2015, Mr. Bothwell served in various executive positions for Central Energy GP LLC, the general partner of Central Energy Partners LP, a previously publicly traded master limited partnership. From July 2007 through November 2015, Mr. Bothwell served as President and a director of Regional Enterprises, Inc. Since April 2007, Mr. Bothwell has served as the President and controlling member of Rover Advanced Technologies, LLC, a company formed to provide management solutions to the public transportation industry. Since 2015, Mr. Bothwell has also served as the President and controlling member of CountOnMe Inc., a company that provides software solutions for the educational industry. Mr. Bothwell received his Bachelor of Science in Business Administration from Boston University in 1984.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended October 31, 2024 and up through the date of this Annual Report, except that Mr. Albert Mitrani and Dr. Maria Ines Mitrani, former directors and executive officers of the Company have not filed Form 4 reports with respect to 682,161 and 481,831 of our common stock held by them, respectively, which was returned to the Company on November 14, 2023, in connection with the settlement of various claims the Company had against the Mitranis.

Rule 10b5-1 Trading Arrangements

During the quarter ended October 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 11. Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal years ended October 31, 2024 and October 31, 2023; (ii) all individuals that served as the Company’s principal financial officer or acted in a similar capacity for the Company at any time during the fiscal years ended October 31, 2024 and October 31, 2023; and (ii) the other individuals who were serving as executive officers of the Company at the end of the fiscal year ended October 31, 2024 whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Consideration ($)		Total Actually Received ($)
Harry Leider, MD	2024	189,583	-0-	-0-		133,000	(1)	-0-	-0-	47,199	(7)	369,782
Former Chief Executive Officer(1)	2023	135,584	-0-	-0-		95,000	(1)	-0-	-0-	4,383	(7)	234,967

Ian T. Bothwell,	2024	245,461	-0-	-0-		59,487	(2)	-0-	-0-	19,222	(8)	324,170
Interim Chief Executive Officer and Chief Financial Officer(2)	2023	166,667	-0-	-0-		-0-		-0-	-0-	41,648	(8)	208,315

Matthew Sinnreich,	2024	-0-	-0-	-0-		-0-		-0-	-0-	-0-		-0-
Former Acting Chief Executive Officer(3)	2023	-0-	-0-	49,618	(3)	-0-		-0-	-0-	-0-		49,618	(3)

Howard Golub,	2024	87,500	-0-	-0-		350,000	(4)	-0-	-0-	-0-		437,500
(Former) Chief Science Officer and Executive Vice President(4)	2023	62,500	-0-	-0-		250,000	(4)	-0-	-0-	-0-		312,500

Dr. George Shapiro,	2024	146,667	-0-	-0-		59,487	(5)	-0-	-0-	-0-		206,154
Chief Medical Officer(5)	2023	100,000	-0-	-0-		-0-		-0-	-0-	-0-		100,000

Albert Mitrani -	2024	-0-	-0-	-0-		-0-		-0-	-0-	-0-		-0-
Former Chief Executive Officer(6)	2023	93,750	-0-	-0-		-0-		-0-	-0-	22,834	(9)	116,584

(1)	Dr. Leider served as Chief Executive Officer of the Company from June 6, 2023 until May 31, 2024. During the year ended October 31, 2023, Dr. Leider received an option to purchase 285,000 shares of common stock of the Company with an aggregate grant value of $684,000, of which 55,417 options ($133,000) and 39,583 options ($95,000) was vested for the years ended October 31, 2024 and 2023, respectively. See Note 13 to the October 31, 2024 audited consolidated financial statements for a description of the assumptions used in determining the value of the options granted.

All options issued to Dr. Leider, that were not vested amounting to 190,000 at the time of the expiration of his employment agreement were forfeited. In addition, all options issued to Dr. Leider that were vested amounting to 95,000 at the time of the expiration of his employment agreement, were not exercised by August 31, 2024 as required under the Incentive Plan, and as a result expired.

(2)	Mr. Bothwell has served as Interim Chief Executive officer since June 1, 2024 and Chief Financial Officer of the Company since November 4, 2016. From November 22, 2022, through June 6, 2023, he served as Interim Chief Executive Officer. During the year ended October 31, 2024, Mr. Bothwell received an option to purchase 125,000 shares of common stock of the Company with an aggregate grant value of $293,750, of which 24,306 options ($133,000) was vested for the year ended October 31, 2024. See Note 13 to the October 31, 2024 audited consolidated financial statements for a description of the assumptions used in determining the value of the options granted.

(3)	Matthew Sinnreich served as Acting Chief Executive Officer and Chief Operating Officer of the Company from July 21, 2022 to September 23, 2022 and as Acting Chief Executive Officer and President from September 23, 2022 to November 22, 2022, when he resigned. Mr. Sinnreich was also issued 120,000 shares of common stock of the Company in lieu of any cash salary during his first year of employment with an aggregate grant value of $823,200, of which 7,233 ($49,618) was vested for the year ended October 31, 2023. In July 2023, Mr. Sinnreich paid the Company $50,000 and returned to the Company all shares and options to purchase shares previously issued in connection with his employment agreement.
(4)	Dr. Golub served as Vice President and Chief Science Officer of the Company from June 6, 2023 until May 31, 2024. During the year ended October 31, 2023, Dr. Golub was issued a warrant to purchase 250,000 shares of common stock of the Company with an aggregate grant value of $600,000, of which 145,833 warrants ($350,000) and 104,167 warrants ($250,000) was vested for the years ended October 31, 2024 and 2023, respectively. See Note 13 to the October 31, 2024 audited consolidated financial statements for a description of the assumptions used in determining the value of the options granted.

All options issued to Dr. Golub that were vested amounting to 250,000 at the time of the expiration of his employment agreement, were not exercised by August 31, 2024 as required under the Incentive Plan, and as a result expired.

(5)	Dr. George Shapiro has served as the Chief Medical Officer of the Company since September 2018. During the year ended October 31, 2024, Dr. Shapiro received an option to purchase 125,000 shares of common stock of the Company with an aggregate grant value of $293,750, of which 24,306 options ($133,000) was vested for the year ended October 31, 2024. See Note 13 to the October 31, 2024 audited consolidated financial statements for a description of the assumptions used in determining the value of the options granted.
(6)	Albert Mitrani served as Chief Executive Officer from September 2019 until July 21, 2022 when he stepped down from that position and assumed the position of Executive Vice President of Sales. Mr. Mitrani was terminated in May 2023.
(7)	Dr. Leider received benefits totaling approximately $7,199 and $4,383 during fiscal years ended October 31, 2024 and 2023, respectively. Effective August 12, 2024, the Company and Dr. Leider entered into a settlement agreement and general release whereby the Company agreed to pay Dr. Leider $40,000 in exchange for each party executing mutual releases in connection with the non-renewal of Dr. Leider’s employment agreement.
(8)	Ian Bothwell received benefits totaling approximately $19,222 and $41,648 during fiscal years ended October 31, 2024 and 2023, respectively.
(9)	Albert Mitrani and his wife, Dr. Maria I. Mitrani, former Chief Science Officer of the Company received benefits totaling approximately $0 and $22,834 during fiscal years ended October 31, 2024 and 2023, respectively.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

In response to Item 402(x)(1) of Regulation S-K, the Company does not currently grant new awards of stock options, stock appreciation rights, or similar option-like instruments within four business days before or one business day after the release of a Form 10-Q, 10-K, or 8-K that discloses material nonpublic information (MNPI). Accordingly, the Company has no specific policy or practice on the timing of awards of such options in relation to the disclosure of MNPI by the Company. In the event the Company determines to grant new awards of such options, the Board will evaluate the appropriate steps to take in relation to the foregoing.

Executive Employment Agreement

The Company is party to an executive employment agreement with Ian T. Bothwell, our Interim Chief Executive Officer and Chief Financial Officer.

Mr. Bothwell’s executive employment agreement, as amended to date, provides for a term expiring on December 31, 2025, an annual base salary currently fixed at $250,000. Mr. Bothwell’s executive employment agreement contains customary confidentiality and non-competition covenants. and specified expense reimbursement allowances.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (b)	Number of Securities Underlying Unexercised Options Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price (e)	Option Expiration Date (f)	Stock Awards Number of Shares or Units of Stock That Have Not Vested (g)	Market Value of Shares or Units of Stock That Have Not Vested (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units of Other Rights That Have Not Vested (j)
Ian T. Bothwell	37,500	-	-	$5.60	02/26/30	-	-	-	$-
	150,000	-	-	$4.00	07/13/32	-	-	-	$-
	24,306	-	100,694	$2.35	07/10/34	-	-	-	$-
Dr. George Shapiro	15,750	-	-	$4.00	07/13/32	-	-	-	$-
	24,306	-	100,694	$2.35	07/10/34	-	-	-	$-

2021 Plan

In September 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, and Performance Shares (an “Award”) to any person who is an employee or director of, or consultant to the Company. The maximum aggregate number of shares that may be issued pursuant to all Awards was 1,250,000 shares. On June 6, 2023, the Company approved an increase in the number of shares of the Company’s common stock reserved for issuance under the Company’s 2021 Plan from 1,250,000 shares to 2,500,000 shares.

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

As of October 31, 2024, a total of 1,386,288 Awards (net of 1,211,500 Awards redeposited for future issuance) that have been awarded under the 2021 Plan remain issued and outstanding.

Compensation of Directors Table

The following table summarizes all compensation paid to our non-executive directors for the fiscal year ended October 31, 2024.

Name	Fees Earned Or Paid In Cash ($)	Option/Equity Awards (#)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chuck Bretz	-	55,000	-	-	-	-
Jerry Glauser	-	380,000	-	-	-	-
Leathem Stearn	-	255,000	-	-	-	-
Gurvinder Pal Singh	-	5,000	-	-	-	-

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

It is contemplated that non-executive directors will be granted a comparable amount of Director Warrants or stock options for each year of service. The Company has not yet authorized or issued Director Warrants or stock options for the third year of service of its non-executive directors, which commenced on September 23, 2024.

Non-employee directors are also reimbursed for out-of-pocket costs incurred in connection with attending meetings.

Other Issuances

On April 1, 2024, pursuant to the 2021 Plan, the Board awarded 125,000 and 62,500 shares of common stock to Jerry Glauser and Leatham Stern or their nominees, respectively (“Stock Grants”). The Stock Grants vest in full as of the date of the grant.

On July 11, 2024, pursuant to the 2021 Plan, the Board granted options to purchase 125,000 shares, 125,000 shares and 50,000 shares of common stock (“Options”) to Jerry Glauser, Leatham Stern and Chuck Bretz or their nominees, respectively. The Options vest in equal monthly installments over a period of eighteen (18) months from the date of grant, subject to continued service to the Company. Once vested, the Options are exercisable for a period of ten (10) years from the date of grant at an exercise price of $2.35 per share (subject to adjustment for stock splits, stock dividends and similar recapitalization events) and are subject to the other terms of the 2021 Plan.

Code of Ethics

Due to our small size, we have not adopted a Code of Ethics and Business Conduct that applies to our officers, directors and employees. We intend to adopt a Code of Ethics and Business Conduct in the near future as we grow our operations and hire additional employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 28, 2025, the beneficial ownership of our common stock by each director and executive officer, by each person known by us to beneficially own 5% or more of our common stock and by directors and executive officers as a group. Unless otherwise stated, the address of the persons set forth in the table is c/o the Company, 3321 College Ave, Suite 246, Davie, Florida 33314:

Officers and Directors	Title	Shares	% of Class(1)	% of Voting Power(2)
Ian Bothwell(3)	Interim Chief Executive Officer and Chief Financial Officer and Director	986,622	14.97%	32.83%
Dr. George Shapiro(4)	Chief Medical Officer and Director	477,799	7.44%	3.65%
Chuck Bretz(5)	Director – Chairman of the Board	33,611	*	*
Jerry Glauser(6)	Director	327,362	5.10%	2.50%
Leathem Stearn(7)	Director	197,362	3.08%	1.51%
Gurvinder Pal Singh(8)	Director	10,000	*	*

All officers and directors as a group (6 persons)		2,032,755	29.68%	40.05%

Other 5% or Greater Stockholders
Greyt Ventures LLC(9)		1,165,278	16.05%	33.36%
Dr. Bhupendra Kumar Modi(10)		500,000	7.88%	3.86%
Gary Kompothecras(11)		333,333	5.19%	2.54%

*	Less than 1%.

(1)	Based on 6,344,817 shares of vested common stock outstanding as of January 28, 2025.
(2)	Based on 6,344,817 shares of vested common stock and 100 Series C Preferred Shares outstanding as of January 28, 2025. The shares of common stock and the Series C Preferred Shares vote together as a single class on all matters presented to stockholders, except as required by Nevada law. Each Series C Preferred Share entitles the holder to 51.0% of the combined voting power of the Company’s capital stock and an aggregate of 51.0% for all 100 Series C Preferred Shares outstanding, notwithstanding the number of shares of common stock outstanding.
(3)	Includes vested warrants to purchase 37,500 shares of common stock of the Company, vested options to purchase 195,139 shares of common stock of the Company under the Plan, options to purchase 13,889 shares of common stock of the Company under the Plan that vest within sixty (60) days of January 28, 2025 and 50 Series C Preferred Shares.
(4)	Includes vested options to purchase 60,889 shares of common stock of the Company under the Plan and options to purchase 13,889 shares of common stock of the Company under the Plan that vest within sixty (60) days of January 28, 2025.
(5)	Includes vested options to purchase 28,056 shares of common stock of the Company under the Plan and options to purchase 13,889 shares of common stock of the Company under the Plan that vest within sixty (60) days of January 28, 2025.
(6)	Includes vested options to purchase 55,139 shares of common stock of the Company under the Plan and options to purchase 13,889 shares of common stock of the Company under the Plan that vest within sixty (60) days of January 28, 2025.
(7)	Includes 125,000 shares of common stock held of record by Stearn Enterprises LLC, of which Mr. Stearn is the sole beneficial owner. Includes vested options to purchase 55,139 shares of common stock of the Company under the Plan and options to purchase 13,889 shares of common stock of the Company under the Plan that vest within sixty (60) days of January 28, 2025.
(8)	Includes vested options to purchase 10,000 shares of common stock of the Company under the Plan.
(9)	20533 Biscayne Blvd., Suite 648, Aventura, FL 33180. Represents 250,000 shares of common stock, vested warrants to purchase 876,389 shares of common stock, warrants to purchase 38,889 shares of common stock of the Company that vest within sixty (60) days of January 28, 2025 and 50 Series C Preferred Shares held of record by Greyt Ventures LLC, of which Ms. Wendy Grey is the sole member and manager.
(10)	6 Marina Boulevard # 63-18, Singapore 018985. Represents 250,000 shares of common stock held of record by Beyond 100 FZE and 250,000 shares of common stock held of record by Smart Co. Holding Pte. Ltd., each of which Dr. Modi is the sole beneficial owner.
(11)	6910 Point of Rocks Rd., Sarasota, FL 34242. Represents 250,000 shares of common stock and warrants to purchase 83,333 shares of common stock held of record by Gary Kompothecras and Elizabeth Kompothecras Joint Tenants By Entireties.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Board Stock Compensation Plan(1)	-0-	-	22,570

2021 Equity Incentive Plan	772,538	$2.70	1,113,712

(1)	The Company is no longer using the Board Stock Compensation Plan to compensate its non-executive directors.

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

Reimbursements

In connection with Mr. Bothwell’s executive employment agreement, the Company agreed to reimburse Rover Advanced Technologies, LLC (“Rover”), a company owned and controlled by Mr. Bothwell for office rent and other direct expenses (phone, internet, copier and direct administrative fees, etc.) totaling $0 and $41,648 for the years ended October 31, 2024 and 2023, respectively.

Advances by Executive Officer

Manuel Iglesias, the Company’s former Chief Executive Officer, and/or his affiliates (“Iglesias”) previously advanced funds to the Company to pay for certain expenses of the Company. At October 31, 2023, advances payable to Iglesias were $221,000. The advances were non-interest bearing and there were no formal arrangements regarding the repayment of the advances. During the year ended October 31, 2024, the Company had determined that the statute of limitations had run for the ability of Iglesias to enforce a claim to collect the advances. As a result, the Company wrote-off the full balance of the advances payable to Iglesias of $221,000. The Company recorded the write-off as other income during the year ended October 31, 2024.

Interests in Affiliated Entities

During the year ended October 31, 2023, the Company invested $100,000 in cash (representing a 10% equity interest at the time of the investment) in the non-marketable equity securities of Exotropin LLC, a privately held skin-care formulator (“Exotropin”). Both Greyt, a principal shareholder of the Company and Skycrest, a former principal shareholder of the Company, each owned a 20% interest in Exotropin. In addition, Mr. Robert Smoley, a consultant and advisor to the Company was also the Chief Operating Officer of Exotropin (until November 2024). In addition, the Company’s Chief Medical Officer was granted an option to acquire up to 200,000 membership interests in Exotropin, of which 100,000 vested immediately and the remaining $100,000 will vest based on future sales of Exotropin attributed to the Chief Medical Officer. The option price is $20,000 for the 200,000 membership interests.

During the year ended October 31, 2024, pursuant to a capital call notice received from Exotropin, the Company invested an additional $45,000 in cash (representing its 8.96% equity interest at the time of the capital call).

During November 2024, the Company received a capital call notice from Exotropin, in which the Company’s pro-rata share was $126,000 (“November Capital Call”). The Company has yet committed to participating in the November Capital Call. If the Company does not elect to participate, its interest in Exotropin would be reduced to approximately 5.6% based on all other members fulling participating in the November Capital Call.

The Company and Exotropin also have entered into arrangements and intend to continue to collaborate on future opportunities on a case-by-case basis in connection with the development, sales and/or distribution of products.

Sales to Related Parties

For the year ended October 31, 2024 and 2023, the Company sold a total of approximately $199,000 and $181,000 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, of which Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors has an indirect economic interest in the parent company that owns the MSO.

Transfer Of Series C Preferred Stock

In December 2024, Skycrest requested that it be allowed to transfer the 50 shares of Series C Preferred Shares of the Company it holds to Ian T. Bothwell, the Company’s Interim Chief Executive officer and Chief Financial officer (“Transfer”). In December 2024, the Board of Directors of the Company approved the Transfer and the Transfer was completed.

Item 14. Principal Accounting Fees and Services.

Weinberg & Company P.A. (“Weinberg”) as served as the Company’s independent registered public accounting firm for the fiscal years ended October 31, 2024 and October 31, 2023.

Audit Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2024 and October 31, 2023 for professional services rendered by Weinberg for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended October 31, 2024:	$150,000

Fiscal Year Ended October 31, 2023:	$150,000

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2024 and October 31, 2023 for assurance and related services by Weinberg that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended October 31, 2024:	$10,300

Fiscal Year Ended October 31, 2023:	$25,000

Tax Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2024 and October 31, 2023 for professional services rendered by Weinberg for tax compliance, tax advice, and tax planning.

Fiscal Year Ended October 31, 2024:	$25,000

Fiscal Year Ended October 31, 2023:	$25,213

All Other Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2024 and October 31, 2023 for products and services provided by Weinberg, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended October 31, 2024:	$-

Fiscal Year Ended October 31, 2023:	$-

Pre-Approval Policies and Procedures

We have not used Weinberg for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We did not engage Weinberg to provide compliance outsourcing services.

Our Board pre-approves all services provided by our independent registered public accounting firms. All of the above services and fees were reviewed and approved by the Board either before or after the respective services were rendered. The Board has considered the nature and amount of fees billed by Weinberg and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

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

(3)	Exhibits.

Exhibit No:	Description:
3.1	Articles of Incorporation of Zeo ScientifiX, Inc., as amended and restated as of the date of this Report (filed herewith)
3.2	Second Amended and Restated Bylaws (as amended effective August 19, 2021) (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.1+	Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
10.2+	Amendment No.1, dated March 8, 2017, to Employment Agreement, dated November 4, 2016, between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.3+	Warrant, dated November 4, 2016, issued to Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on November 14, 2016 and incorporated by reference herein)
10.4+	Warrant, dated March 8, 2017, from Biotech Products Services and Research, Inc. to Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
10.5+	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.6+	Amended and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Ian T. Bothwell dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.7+	Warrant for the purchase of shares of common stock of Organicell Regenerative Medicine Inc. issued to Ian Bothwell dated February 26, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.8+	2021 Equity Incentive Plan (Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-260621) and incorporated by reference therein)
10.9+	Exchange Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on November 2, 2021 and incorporated by reference herein)
10.10	Stock Purchase Agreement with Skycrest Holdings, LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.11	Stock Purchase Agreement with Greyt Ventures LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.12	Stock Purchase Agreement with Smart Co. Holding Pte. Ltd. (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.13	Consulting Agreement with Skycrest Holdings, LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.14	Consulting Agreement with Greyt Ventures LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.15	Warrant issued to Skycrest Holdings, LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.16	Warrant issued to Greyt Ventures LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.17+	Amendment to Ian T. Bothwell Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.18+	Form of Warrant issued to Ian T. Bothwell and Dr. George Shapiro in August 2022 (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.19+	Form of Director Services Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on September 27, 2022 and incorporated by reference herein)
10.20+	Amendment to Ian Bothwell Employment Agreement, dated February 9, 2023 (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2023 and incorporated by reference herein)
19.1	Insider Trading Policy (Filed herewith)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Weinberg & Company P.A. (filed herewith)

Exhibit No:	Description:
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer (filed herewith)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management compensation plan or arrangement.
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
Ian T. Bothwell
Interim Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting Officer) January 29, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ian T. Bothwell	Interim Chief Executive Officer, Chief Financial Officer, Director	January 29, 2025
Ian T. Bothwell	(Principal Executive, Financial and Accounting Officer)

/s/ George Shapiro, M.D.	Chief Medical Officer, Director	January 29, 2025
George Shapiro, M.D.

/s/ Chuck Bretz	Director and Chairman of the Board	January 29, 2025
Chuck Bretz

/s/ Gurvinder Pal Singh	Director	January 29, 2025
Gurvinder Pal Singh

/s/ S. Jerry Glauser	Director	January 29, 2025
S. Jerry Glauser

/s/ Leathem Stearn	Director	January 29, 2025
Leathem Stearn