Form 10-Q
period 2025-01-31
Zeo ScientifiX, Inc.
filed 2025-03-17
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

As of March 14, 2025, there were 6,344,817 shares of common stock, $0.001 par value per share, issued and outstanding.

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

ii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts rounded to the nearest thousand except share amounts)

	January 31, 2025	October 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash	$720,000	$657,000
Accounts receivable, net of allowance for bad debts	6,000	194,000
Other receivables	1,000	3,000
Prepaid expenses	118,000	79,000
Inventories	245,000	232,000
Total Current Assets	1,090,000	1,165,000

Property and equipment, net	460,000	478,000
TOTAL ASSETS	$1,550,000	$1,643,000

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,758,000	$1,719,000
Finance lease obligations	5,000	5,000
Convertible promissory note, net of debt discount of $39,000 and $45,000	686,000	680,000
Deferred revenue	900,000	884,000
Total Current Liabilities	3,349,000	3,288,000

Long term finance lease obligations	6,000	8,000
Total Liabilities	3,355,000	3,296,000

Commitments and contingencies

Shares Subject To Possible Redemption
Series C Preferred Stock, $0.001 par value, 100 shares authorized; 100 and 100 shares issued and outstanding, respectively	-	-

Stockholders’ Deficit
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 6,344,817 and 6,344,817 shares issued and outstanding, respectively	6,000	6,000
Additional paid-in capital	61,645,000	60,554,000
Accumulated deficit	(63,456,000)	(62,213,000)
Total Stockholders’ Deficit	(1,805,000)	(1,653,000)

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$1,550,000	$1,643,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

	Three Months Ended January 31,
	2025	2024
Revenues (includes sales to related parties of approximately $32,000 and $64,000, respectively)	$1,090,000	$1,154,000

Cost of revenues	191,000	159,000

Gross profit	899,000	995,000

General and administrative expenses	2,152,000	2,157,000

Loss from operations	(1,253,000)	(1,162,000)

Other income (expense)
Interest expense	(22,000)	(27,000)
Other income	32,000	149,000

Net loss	$(1,243,000)	$(1,040,000)

Net loss per common share - basic and diluted	$(0.20)	$(0.17)

Weighted average number of common shares outstanding - basic and diluted	6,344,817	6,190,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED CHANGES TO STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended January 31, 2025 and 2024

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

			Additional		Total Stockholders’
	Common Stock		Paid In	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance October 31, 2023	7,283,483	$7,000	$56,260,000	$(57,508,000)	$(1,241,000)
Reverse split round-up adjustment	5,991	-	-	-	-
Cancellation of shares in connection with litigation	(1,163,992)	(1,000)	1,000	-	-
Fair value of equity instruments issued for compensation:
Fair value of vested options issued			246,000		246,000
Fair value of vested warrants issued			527,000		527,000
Net loss	-	-	-	(1,040,000)	(1,040,000)
Balance January 31, 2024	6,125,482	$6,000	$57,034,000	$(58,548,000)	$(1,508,000)

Balance October 31, 2024	6,344,817	$6,000	$60,554,000	$(62,213,000)	$(1,653,000)
Fair value of equity instruments issued for compensation:
Fair value of vested shares issued	-	-	32,000	-	32,000
Fair value of vested options issued	-	-	249,000	-	249,000
Fair value of vested warrants issued	-	-	810,000	-	810,000
Net loss	-	-	-	(1,243,000)	(1,243,000)
Balance January 31, 2025	6,344,817	$6,000	$61,645,000	$(63,456,000)	$(1,805,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

	Three Months Ended January 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,243,000)	$(1,040,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	18,000	19,000
Amortization of OID and commitment fee discount – Promissory notes	6,000	6,000
Stock-based compensation	1,091,000	773,000
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	188,000	(59,000)
Other receivable	2,000	-
Prepaid expenses	(39,000)	(209,000)
Inventories	(14,000)	(6,000)
Accounts payable and accrued expenses	40,000	(372,000)
Deferred revenue	16,000	313,000
Net cash provided by (used in) operating activities	65,000	(575,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on finance leases	(2,000)	(9,000)
Net cash used in financing activities	(2,000)	(9,000)

Increase (decrease) in cash	63,000	(584,000)
Cash at beginning of period	657,000	1,756,000
Cash at end of period	$720,000	$1,172,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Reduction in accounts payable for equipment returned to vendor	$-	$21,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2025 AND 2024 (UNAUDITED)

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

The Company has recently developed and begun to distribute additional products that incorporate its proprietary ingredients for products to be used in topical aesthetic applications and is actively exploring further development of additional products to be used in other topical aesthetic applications. During November 2024, the Company announced that it was launching the first planned collaborative topical product with its affiliate Exotropin LLC; “ZEO HAIR GROW™ Powered By Exotropin™”.

For the three months ended January 31, 2025 and 2024, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation and wholly owned subsidiary, which was formed to sell the Company’s therapeutic products to Providers.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the condensed unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of January 31, 2025, the results of its operations for the three months ended January 31, 2025 and 2024 and the cash flows for the three months ended January 31, 2025 and 2024. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended October 31, 2024 filed with the Securities and Exchange Commission.

All amounts presented have been rounded to the nearest thousand except share amounts, share prices and earnings per share.

Concentrations of Risk

Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At January 31, 2025, the Company held a total of approximately $64,000 of cash balances in one financial institution in excess of FDIC insurance coverage limits.

Major Customer

During the three months ended January 31, 2025, the Company sold products and services totaling approximately $108,000 (11.5%) to a large distributor and $106,000 (11.3%) to another large distributor.

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

At January 31, 2025, the Company had 3,528,243 common shares issuable upon the exercise of options and warrants (vested and unvested), 185,000 unvested restricted stock and $725,000 of convertible debt securities that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2025.

At January 31, 2024, the Company had 2,571,656 common shares issuable upon the exercise of options and warrants (vested and unvested) and $725,000 of convertible debt securities warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2024.

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

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $18,000 and $27,000 for the three months ended January 31, 2025 and 2024, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of convertible notes approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after January 31, 2025 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Issued Accounting Pronouncements

In January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, in November 2024, and ASU 2025-01, Clarifying the Effective Date. These 6 updates require entities to provide disaggregated disclosure of income statement expenses. The ASUs do not affect the expense captions presented on the face of the income statement but instead require the disaggregation of certain expense captions into specified categories within the footnotes to the financial statements. The ASUs will become effective for the Company beginning December 1, 2027, and is not expected to have a material impact on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. This ASU requires public companies with a single reportable segment to provide all disclosures required under ASC 280. In addition, this ASU requires public companies to include in interim reports all disclosures related to a reportable segment’s profit or loss and assets that are currently required in annual reports. While the ASU implements further segment disclosure requirements, it does not change how an entity identifies its operating or reportable segments and it will have no impact on the Company’s consolidated financial condition, results of operations or cash flows. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending October 31, 2025, and subsequent interim periods. Early adoption is permitted and the amendments must be applied retrospectively to all prior periods presented.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statements, including their presentation and related disclosures.

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $1,243,000 for the three months ended January 31, 2025 and had cash of $65,000 provided from operating activities during that period. In addition, the Company had a stockholders’ deficit of $1,805,000 at January 31, 2025. The Company had a working capital deficit of $2,259,000 at January 31, 2025.

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

The independent auditor’s report dated January 29, 2025 included in our Annual Report on Form 10-K for the year ended October 31, 2024 included an explanatory paragraph as to the Company’s ability to continue as a going concern. As of January 31, 2025, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	January 31, 2025	October 31, 2024
Raw materials and supplies	$181,000	$164,000
Finished goods	64,000	68,000
Total inventories	$245,000	$232,000

NOTE 5 – PROPERTY AND EQUIPMENT

	January 31, 2025	October 31, 2024
Finance lease equipment	$13,000	$13,000
Manufacturing equipment	757,000	757,000
	770,000	770,000
Less: accumulated depreciation	(310,000)	(292,000)
Total property and equipment, net	$460,000	$478,000

Depreciation expense totaled $18,000 and $19,000 for the three months ended January 31, 2025 and 2024, respectively.

NOTE 6 – EQUITY IN NON-MARKETABLE SECURITIES OF AFFILIATED ENTITY

	January 31, 2025	October 31, 2024
Equity in non-marketable securities	$145,000	145,000
Reserve on carrying value of investment in non-marketable securities	$(145,000)	(145,000)
Equity in non-marketable securities	$-	-

As of January 31, 2025 and October 31, 2024, the Company invested $145,000 in the non-marketable equity securities of Exotropin (“Exotropin”), a privately-held skin-care formulator in an effort to accelerate the Company’s development of expertise with respect to the skincare industry and the potential supply of the Company’s products in future formulations. As of January 31, 2025 and October 31, 2024, the Company has recorded total reserves against the carrying value of its investment of Exotropin of $145,000, based on the limited financial history of Exotropin to date and the lack of any information to ascertain the fair value of Exotropin.

During November 2024, the Company received a capital call notice from Exotropin, in which the Company’s pro-rata share was $126,000 (“November Capital Call”). The Company has yet committed to participating in the November Capital Call. If the Company does not elect to participate, its interest in Exotropin would be reduced to approximately 5.6% based on all other members fully participating in the November Capital Call.

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

In addition, under the terms of the Sales Agreement, the Company and Exotropin have co-developed a new product offering for the treatment of hair loss to be sold through physicians. This first collaborative topical product “ZEO HAIR GROW™ Powered By Exotropin™” was launched in November 2024 (“Collaboration”). Under the terms of the Collaboration, the Company will be responsible for the sales and marketing of the products and the parties will share equally in the net profits from the sales of the products after reimbursement of all direct cash costs incurred by either party in connection with the development, supply and sale of the products.

For the three months ended January 31, 2025 and 2024, $32,000 and $34,000, respectively, of commissions were earned under the Sales Agreement and are reflected in other income in the unaudited consolidated financial statements.

NOTE 7 – RELATED PARTY TRANSACTIONS

For the three months ended January 31, 2025 and 2024, the Company sold a total of approximately $0 and $35,000 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, of which Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors has an indirect economic interest in the parent company that owns the MSO.

During November 2024, the Company received a capital call notice from Exotropin, in which the Company’s pro-rata share was $126,000 (“November Capital Call”). The Company has yet committed to participating in the November Capital Call. If the Company does not elect to participate, its interest in Exotropin would be reduced to approximately 5.6% based on all other members fully participating in the November Capital Call (see Note 7).

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	January 31, 2025	October 31, 2024
Accrued payroll related liabilities	$667,000	$667,000
Lab equipment and supplies payables	19,000	54,000
Clinical trial and research payables	645,000	648,000
Legal fees payable	97,000	127,000
Other professional fees payable	141,000	119,000
Accrued commissions payable	29,000	18,000
Construction payables	9,000	9,000
Other payables and accrued expenses	151,000	77,000
Total Accounts Payable and Accrued Expenses	$1,758,000	$1,719,000

NOTE 9 – NOTES PAYABLE

	January 31, 2025	October 31, 2024
Convertible Promissory Notes	$725,000	$725,000
Unamortized discount	(39,000)	(45,000)
Total Notes Payable	$686,000	$680,000

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

In connection with the issuance of the Convertible Promissory Notes, the Company recorded a discount in the amount of $72,000. The discount is being amortized over the term of Convertible Promissory Notes. For the three months ended January 31, 2025 and 2024, $5,000 and $5,000, respectively, of the discounts recorded in connection with the issuance of the Convertible Promissory Notes have been amortized, resulting to unamortized debt discount of $39,000 as of January 31, 2025.

NOTE 10 – CAPITAL STOCK

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

As of January 31, 2025, a total of 1,392,004 Awards (net of 1,217,125 Awards redeposited for future issuance) that have been awarded under the 2021 Plan remain issued and outstanding.

A summary of unvested restricted stock activity for the three months ended January 31, 2025 are presented below:

	Number of Non-vested Shares	Fair Value	Weighted- Average Grant Date Value
Non-vested Shares at October 31, 2024	185,000	$257,000	$1.79
Non-vested Shares Granted	-	$-	$-
Vested	-	$(32,000)	$-
Expired/Forfeited	-	$-	$-
Non-vested Shares at January 31, 2025	185,000	$225,000	$1.79

The Company recorded a total of $32,000 of stock-based compensation expense based on the grant date fair value of these shares during the three months ended January 31, 2025, respectively.

There was approximately $225,000 of unamortized compensation associated with unvested stock grants outstanding as of January 31, 2025 that will be amortized over their respective remaining service periods.

NOTE 11 – STOCK OPTIONS AND WARRANTS

The Company has issued option securities under its Incentive Plan and warrants entitling the holder to purchase shares of its common stock at specified prices and for specified exercise periods.

Options:

A summary of the Company’s option activity for the years ended October 31, 2024 and 2023 are presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2024	963,288	$2.94	8.07	$-
Granted	11,341	$4.50	5.00	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(5,625)	$4.50	4.17	$-
Outstanding at January 31, 2025	969,004	$2.94	7.80	$203,000
Exercisable at January 31, 2025	507,393	$3.30	7.52	$87,000

During the three months ended January 31, 2025, under its Incentive Plan, the Board approved the granting of options to certain employees to purchase 11,341 shares of its common stock. The options vest annually over 3 years, expire five years from the date of grant and had an aggregate fair value of $30,000 at the date of grant. The Company valued the options using a Black-Scholes option pricing model with the following assumptions:

Exercise prices	$4.50
Expected dividends	-
Expected volatility	152%
Risk free interest rate	4.36%
Expected term of options	5.0 years

Options totaling 5,625 that were previously issued to certain employees that were no longer employed by the Company as of January 31, 2025, were forfeited.

During the three months ended January 31, 2025 and 2024, the Company amortized $249,000 and $246,000, respectively, of stock compensation costs associated with options vesting during the period.

There was approximately $1,035,000 of unamortized compensation associated with options outstanding as of January 31, 2025 that will be amortized over their respective remaining service periods.

Warrants:

A summary of the Company’s warrant activity for the years ended October 31, 2024 and 2023 are presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2024	2,559,239	$3.77	7.97	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding at January 31, 2025	2,559,239	$3.77	7.72	$268,000
Exercisable at January 31, 2025	2,112,017	$4.07	7.35	$147,000

During the three months ended January 31, 2025 and 2024, the Company amortized $811,000 and $527,000, respectively, of stock compensation costs associated with warrants vesting during the period.

There was approximately $2,231,000 of unamortized compensation associated with warrants outstanding as of January 31, 2025 that will be amortized over their respective remaining service periods.

All stock compensation expense is classified under general and administrative expenses in the consolidated statements of operations.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Deferred Revenue

Amounts received by the Company for products that have yet to be delivered to the customers as of October 31, 2024 and October 31, 2023 are reflected in the Company’s balance sheet as deferred revenues and were comprised of the following:

	January 31, 2025	October 31, 2024
Advances On Future Purchases Of Inventory	$555,000	$608,000
Sales To Customers Not Yet Delivered	345,000	276,000
Total Deferred Revenue	$900,000	$884,000

Employment Agreement

Effective February 7, 2025, Dr. Peter A. M. Everts, Ph.D. (“Dr. Everts”) was appointed the Company’s Chief Scientific and Technology Officer. Dr. Everts’ employment agreement provides for a base salary of $220,000 for the first year and $235,000 per annum for each subsequent year it is in effect, subject to adjustment of up to $15,000, in the event certain compensation under a consulting agreement which Dr. Everts is party to with a non-affiliated third party is not paid. In connection with the employment agreement, Dr. Everts was granted an option under the 2021 Plan to purchase 25,000 shares of our common stock at a price of $3.05 per share (fair market value on the date of grant) (“Everts Option”). The Everts Option vests 50% on the one-year anniversary of the effective date of the employment agreement and 50% on the second anniversary, contingent upon Dr. Everts’ continued employment with the Company and to the extent vested, expires five years from the date of grant.

Dr. Everts may also be paid a performance bonus to the extent earned, based on criteria established by the Company’s Board of Directors, and may be eligible to participate in the employee benefit plans maintained by the Company and generally applicable to other senior executives of the Company.

Dr. Everts’ employment with the Company is “At Will” meaning that his employment with the Company and his employment agreement may be terminated by the Company at any time, for any reason or for no reason at all and with or without “Cause” (as defined in the Agreement). Notwithstanding the foregoing, if at any time after the first ninety (90) days of the term, the Company terminates Dr. Everts’ employment without Cause or Dr. Everts terminates his employment with the Company for “Good Reason” (as defined in the Agreement), Dr. Everts will be entitled to receive an amount equal to one quarter (1/4) month’s salary for each successive three (3) months of employment completed as severance.

Legal Matters

Dr. Golub

On November 19, 2024, Howard Golub, M.D., the Company’s former Chief Science Officer (“Plaintiff”), filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against the Company, alleging a breach of contract as a result of the Company’s failure to pay Plaintiff severance in the amount of $150,000 in connection with the non-renewal of the Plaintiff’s employment agreement with the Company. Plaintiff is demanding judgment in the amount of $150,000 plus interest and attorney’s fees. The Company is currently exploring its legal options and intends to vigorously defend against the lawsuit.

Other

In addition to the foregoing, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

NOTE 13 – OTHER INCOME

	Three Months Ended January 31,
	2025	2024
Other income (expense)
Resolution and settlement of long outstanding payables	-	24,000
Commissions on sales of Exotropin products	32,000	34,000
Proceeds from insurance claim	-	89,000
Other	-	2,000
Total	$32,000	$149,000

NOTE 14 – SUBSEQUENT EVENTS

Joint Venture with BioXtek, LLC

On February 4, 2025, the Company entered into a Binding Memorandum of Understanding (“Binding MOU”) with BioXtek, LLC, a Florida limited liability company (“BioXtek”) setting forth the terms of a joint development, manufacturing, marketing and funding arrangement to be entered into by the Company and BioXtek in various phases (“Joint Venture”).

The Joint Venture contemplates, among other matters:

●	The Company relocating its current operations located at Nova Southeastern University in Davie, Florida, to sublet space at the BioXtek Facility in Pompano Beach, Florida expected to be completed by May 31. 2025, which will include administrative, laboratory (research and development) and clean room (tissue processing) space, as well as shared common area space;

●	The Company and BioXtek establishing a jointly-owned (50/50) special purpose entity (the “SPE”), to pursue the development and commercialization of agreed upon products including membrane patches that are used primarily in the wound care and surgical markets (“Membrane Products”), and conduct and complete required clinical trials and/or studies for mutually agreed upon indications and products with the goal of the SPE obtaining FDA approval in the form of a BLA license or other designated license required by the FDA to permit the SPE to commercialize the product(s) (the “SPE Business”). The Company and BioXtek have agreed to use their respective commercially reasonable efforts to secure funding for the SPE Business. In addition, under the terms of the Joint Venture, the SPE will become the exclusive distributor (subject to certain agreed upon exceptions for current customers of BioXtek) of the Membrane Products;

●	In addition, as a result of the Joint Venture, the parties intend to seek operating efficiencies as a result of overlap in their respective operations, including administrative, laboratory and research personnel and research and manufacturing assets used in connection with the SPE Business and their respective individual businesses;

The Company and BioXtek have agreed to work in good faith towards the preparation, authorization, execution and delivery of a series of definitive agreements documenting the Joint Venture on the terms set forth in the Binding MOU and including other terms and conditions typical and customary for agreements of this type and nature. However, in the event the Parties fail to agree upon and execute such definitive agreements, then the Binding MOU shall govern the terms of the Joint Venture.

Grant of Unvested Restricted Common Stock

Effective February 1, 2025, in connection with an agreement with an independent sales representative (“Representative”), the Company agreed to grant the Representative 40,000 shares of the Company’s common stock which shall vest quarterly over a 2-year period beginning with the first month subsequent to the monthly period that the Representative has generated a cumulative amount of sales for ZEO in excess of $500,000 (“Sales Milestone”). Upon a termination of the Agreement for cause or the failure of the Representative to achieve the Sales Milestone during the 1st year of the Agreement, all unvested shares as of such time shall be forfeited (except in the case of a sale of the Company). In addition, the Representative will be entitled to receive commissions on sales of the Company’s products to customers introduced by the Representative in the form of cash and common stock of the Company based on sales milestones. The agreement may be terminated by the Company at any time upon 30 days written notice for failure of Representative to meet sales targets, to be solely determined by the Company. The fair value of the shares as of the date of grant was $104,000. The Company will amortize $104,000 of stock-based compensation expense over the remaining term of the agreement beginning when the Representative has met the vesting conditions.

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

The Company has recently developed and begun to distribute additional products that incorporate its proprietary ingredients for products to be used in topical aesthetic applications and is actively exploring further development of additional products to be used in other topical aesthetic applications. During November 2024, the Company announced that it was launching the first planned collaborative topical product with its affiliate Exotropin LLC; “ZEO HAIR GROW™ Powered By Exotropin™”.

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

Results of Operations

Three months ended January 31, 2025 as compared to three months ended January 31, 2024

Revenues. Our revenues for the three months ended January 31, 2025 were $1,090,000, compared to revenues of $1,154,000 for the three months ended January 31, 2024. The decrease in revenues during the three months ended January 31, 2025 of $64,000 or 5.5% from the three months ended January 31, 2024, was primarily the result of a decrease of approximately 22.2% (approximately $245,000) in the units sold of the Company’s biologic products sold during the three months ended January 31, 2025, compared with the three months ended January 31, 2024, partially offset by an increase of approximately 1.0% (approximately $8,000) in the average sales prices for the high concentration biologic products sold during the three months ended January 31, 2025, compared with the three months ended January 31, 2024 and an increase of approximately 285.8% (approximately $173,000) of revenues associated with its PPX™ service platform during the three months ended January 31, 2025, compared with the three months ended January 31, 2024.

The increase in the overall unit sales associated with its PPX™ service platform was primarily due the Company’s continued sales and marketing efforts which included engaging additional sales representatives, participation in industry related conferences, sponsoring of educational webinars and from sales of PPX™ to the Company’s existing customers.

The percentage of overall unit sales of the Company’s higher concentration biologic product offerings decreased to 35.2% from 62.4% and increased to 64.8% from 37.6% for the Company’s lower concentration aesthetic biologic product offerings, respectively, for the three months ended January 31, 2025, as compared to the three months ended January 31, 2024.

Although the total number of unit sales of its higher concentration biologic products decreased during the three months ended January 31, 2025, compared to the three months ended January 31, 2024, the average price of the Company’s high concentration biologic product offerings increased 51% (approximately $183,000) and the average price of the Company’s lower concentration aesthetic biologics product offerings decreased by 18% (approximately $59,000).

The Company partially attributes the decrease in the units sold of the Company’s biologic products sold during the three months ended January 31, 2025, compared to the three months ended January 31, 2024 due to additional product competition in the marketplace and ongoing uncertainties surrounding the United States economy.

Cost of Revenues. Our cost of revenues for the three months ended January 31, 2025 was $191,000, as compared to cost of revenues of $159,000 for the three months ended January 31, 2024. The increase in the cost of revenues for the three months ended January 31, 2025 of $32,000 or 19.9%, from the three months ended January 31, 2024, was due to the increase of approximately $46,000 of cost of revenues associated with its PPX™ service platform during the three months ended January 31, 2025, compared with the three months ended January 31, 2024 and an increase of approximately 11.6% (approximately $13,000) in the average cost of revenues for the high concentration biologic products for the three months ended January 31, 2025, as compared to the three months ended January 31, 2024, partially offset from the decrease of approximately 22.2% (approximately $28,000) in the overall unit sales of its high concentration biologic products for the three months ended January 31, 2025, as compared to the three months ended January 31, 2024.

Gross Profit. Our gross profit for the three months ended January 31, 2025 was $899,000 (82.5% of revenues), as compared to gross profit of $995,000 (86.2% of revenues) for the three months ended January 31, 2024. The decrease in gross profit during the three months ended January 31, 2025 of $96,000 (9.6%) was the result of decreases in the sales of high concentration biologic products sold, partially offset from the increases in the sales of its PPX™ service platform during the three months ended January 31, 2025, compared to the three months ended January 31, 2024. In addition, the percentage of the Company’s revenues associated with its PPX™ service platform, which has a lower gross margin percentage as compared to the Company’s high concentration biologic product offerings, increased to 21.4% of revenues for the three months ended January 31, 2025, as compared with 5.2% of revenues for the three months ended January 31, 2024.

General and Administrative Expenses. General and administrative expenses for the three months ended January 31, 2025 were $2,152,000, as compared with $2,157,000 for the three months ended January 31, 2024, a decrease of $5,000 or 0.2%. The decrease in the general and administrative expenses for the three months ended January 31, 2025, from the three months ended January 31, 2024, was primarily the result of decreased payroll and consulting fees of approximately $114,000, decreased commissions and travel costs of approximately $150,000, decreased marketing related expenses of $16,000, decreased research and development costs of approximately $9,000 and decreased office and insurance related expenses of approximately $45,000 during the three months ended January 31, 2025, as compared to the three months ended January 31, 2024, which were partially offset by increased stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $318,000 and increased laboratory related costs of approximately $11,000 during the three months ended January 31, 2025, as compared to the three months ended January 31, 2024.

The decrease in commissions and travel costs during the three months ended January 31, 2025, as compared to the three months ended January 31, 2024 was principally the result of reduced sales and a larger percentage of sales that were generated from house accounts with much lower commission costs than paid to distributors and/or independent sales representatives. The decrease in payroll related expenses during the three months ended January 31, 2025, from the three months ended January 31, 2024 was principally the result of the non-renewal of certain executive employment contracts in May 2024

Other income. Other income for the three months ended January 31, 2025 was $32,000, as compared to other income of $149,000 for the three months ended January 31, 2024. The decrease in other income was principally due to non-recurring income in connection with an insurance claim of $89,000 and from the settlement of liabilities of approximately $24,000 which occurred during the three months ended January 31, 2024. The Company received other income of $32,000 and $34,000 during the three months ended January 31, 2025 and 2024, respectively, in connection with commissions received from sales of Exotropin products.

Other expense for the three months ended January 31, 2025 was $22,000, as compared to other expense of $27,000 for the three months ended January 31, 2024. The decrease in other expense of $5,000 during the three months ended January 31, 2025, as compared to the three months ended January 31, 2024, was principally the result of reduced IRS interest and penalties.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented:

	For the Three Months Ended January 31,
	2025	2024
Cash, beginning of period	$657,000	$1,756,000
Net cash provided by (used in) operating activities	65,000	(575,000)
Net cash (used in) financing activities	(2,000)	(9,000)
Cash, end of period	$720,000	$1,172,000

During the three months ended January 31, 2025, the Company had cash provided by operating activities of $65,000, as compared to cash used operating activities of $575,000 for the three months ended January 31, 2024, a decrease in cash used of $640,000. The decrease in cash used was primarily the result of a reduction in general and administrative expenses and other income (expense) after adjusting for non-cash related activities of $210,000 and increases in cash provided from changes in operating assets and liabilities of $526,000 for the three months ended January 31, 2025, as compared to the three months ended January 31, 2024, partially offset by decreases in gross profit of $96,000 for the three months ended January 31, 2025, as compared to the three months ended January 31, 2024.

The increase in cash provided from changes in operating assets and liabilities was due to increases in accounts payable and accrued expenses and decreases in accounts receivable and prepaid expenses, partially offset from decreases in deferred revenues during the three months ended January 31, 2025, as compared to the three months ended January 31, 2024. The reduction in general and administrative expenses and other income (expense) after adjusting for non-cash related activities was the result of reduced operating expenses associated with payroll, consulting costs and commission expenses during the three months ended January 31, 2025, as compared to the three months ended January 31, 2024.

During the nine months ended January 31, 2025, the Company had cash used in financing activities of $2,000, as compared to cash used in financing activities of $9,000 for the three months ended January 31, 2024. The decrease in cash used in financing activities of $7,000 was due to the decreases in payments on finance leases.

Capital Resources

The Company has historically relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $1,243,000 for the three months ended January 31, 2025 and had cash of $65,000 provided from operating activities during that period. In addition, the Company had a stockholders’ deficit of $1,805,000 at January 31, 2025. The Company had a working capital deficit of $2,259,000 at January 31, 2025.

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

The independent auditor’s report dated January 29, 2025 included in our Annual Report on Form 10-K for the year ended October 31, 2024 included an explanatory paragraph as to the Company’s ability to continue as a going concern. As of January 31, 2025, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of January 31, 2025 and through the date of this report, we had no such arrangements.

Recently Issued Financial Accounting Standards

See Note 2 to our unaudited condensed consolidated financial statements included in this report for a discussion of recent accounting pronouncements.

Critical Accounting Policies

Our unaudited consolidated financial statements reflect the selection and application of accounting policies which require us to make significant estimates and judgments. See Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, “Summary of Significant Accounting Policies”.

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

Our Interim Chief Executive Officer and Chief Financial Officer (our principal executive, financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2025, the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

As a “smaller reporting company” we are not required to disclose information under this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No:	Description:
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

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
March 17, 2025