Form 10-Q
period 2025-04-30
Zeo ScientifiX, Inc.
filed 2025-06-16
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

As of June 16, 2025, there were 6,449,817 shares of common stock, $0.001 par value per share, issued and outstanding.

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

ii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts rounded to the nearest thousand except share amounts)

	April 30, 2025	October 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash	$542,000	$657,000
Accounts receivable, net of allowance for bad debts	11,000	194,000
Other receivables	1,000	3,000
Prepaid expenses	76,000	79,000
Inventories	235,000	232,000
Total Current Assets	865,000	1,165,000

Property and equipment, net	570,000	478,000
TOTAL ASSETS	$1,435,000	$1,643,000

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,885,000	$1,719,000
Finance lease obligations	20,000	5,000
Convertible promissory note, net of debt discount of $33,000 and $45,000	692,000	680,000
Deferred revenue	856,000	884,000
Total Current Liabilities	3,453,000	3,288,000

Long term finance lease obligations	82,000	8,000
Total Liabilities	3,535,000	3,296,000

Commitments and contingencies

Shares Subject To Possible Redemption
Series C Preferred Stock, $0.001 par value, 100 shares authorized; 100 and 100 shares issued and outstanding, respectively	-	-

Stockholders’ Deficit
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 6,344,817 and 6,344,817 shares issued and outstanding, respectively	6,000	6,000
Additional paid-in capital	62,741,000	60,554,000
Accumulated deficit	(64,847,000)	(62,213,000)
Total Stockholders’ Deficit	(2,100,000)	(1,653,000)

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$1,435,000	$1,643,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Revenues (includes sales to related parties of approximately $43,000, $105,000, $75,000, and $169,000, respectively)	$1,149,000	$1,131,000	$2,239,000	$2,285,000

Cost of revenues	256,000	284,000	447,000	443,000

Gross profit	893,000	847,000	1,792,000	1,842,000

General and administrative expenses	2,287,000	2,411,000	4,439,000	4,568,000

Loss from operations	(1,394,000)	(1,564,000)	(2,647,000)	(2,726,000)

Other income (expense)
Interest expense	(21,000)	(20,000)	(43,000)	(47,000)
Other income	24,000	185,000	56,000	334,000

Net loss	$(1,391,000)	$(1,399,000)	$(2,634,000)	$(2,439,000)

Net loss per common share - basic and diluted	$(0.22)	$(0.23)	$(0.42)	$(0.39)

Weighted average number of common shares outstanding - basic and diluted	6,344,817	6,173,768	6,344,817	6,182,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Three Months and Six Months Ended April 30, 2025 and 2024

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

Three Months Ended April 30,

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance February 1, 2024	6,125,482	$6,000	$57,034,000	$(58,548,000)	$(1,508,000)
Reverse split round-up adjustment	(188)	-	-	-	-
Cancellation of shares in connection with litigation	(750)	-	-	-	-
Exchange of accounts payable for stock	20,000	-	20,000	-	20,000
Fair value of equity instruments issued for compensation:
Fair value of vested shares issued	187,875	-	387,000	-	387,000
Fair value of vested options issued	-	-	273,000	-	273,000
Fair value of vested warrants issued	-	-	527,000	-	527,000
Net loss	-	-	-	(1,399,000)	(1,399,000)
Balance April 30, 2024	6,332,419	$6,000	$58,241,000	$(59,947,000)	$(1,700,000)

Balance February 1, 2025	6,344,817	$6,000	$61,645,000	$(63,456,000)	$(1,805,000)
Fair value of equity instruments issued for compensation:
Fair value of vested shares issued	-	-	21,000	-	21,000
Fair value of vested options issued	-	-	265,000	-	265,000
Fair value of vested warrants issued	-	-	810,000	-	810,000
Net loss	-	-	-	(1,391,000)	(1,391,000)
Balance April 30, 2025	6,344,817	$6,000	$62,741,000	$(64,847,000)	$(2,100,000)

Six Months Ended April 30,

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance October 31, 2023	7,283,483	$7,000	$56,260,000	$(57,508,000)	$(1,241,000)
Reverse split round-up adjustment	5,803	-	-	-	-
Cancellation of shares in connection with litigation	(1,164,742)	(1,000)	1,000	-	-
Exchange of accounts payable for stock	20,000	-	20,000	-	20,000
Fair value of equity instruments issued for compensation:
Fair value of vested shares issued	187,875	-	387,000	-	387,000
Fair value of vested options issued	-	-	519,000	-	519,000
Fair value of vested warrants issued	-	-	1,054,000	-	1,054,000
Net loss	-	-	-	(2,439,000)	(2,439,000)
Balance April 30, 2024	6,332,419	$6,000	$58,241,000	$(59,947,000)	$(1,700,000)

Balance October 31, 2024	6,344,817	$6,000	$60,554,000	$(62,213,000)	$(1,653,000)
Fair value of equity instruments issued for compensation:
Fair value of vested shares issued	-	-	53,000	-	53,000
Fair value of vested options issued	-	-	514,000	-	514,000
Fair value of vested warrants issued	-	-	1,620,000	-	1,620,000
Net loss	-	-	-	(2,634,000)	(2,634,000)
Balance April 30, 2025	6,344,817	$6,000	$62,741,000	$(64,847,000)	$(2,100,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

	Six Months Ended April 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,634,000)	$(2,439,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	34,000	38,000
Amortization of OID and commitment fee discount – Promissory notes	12,000	12,000
Stock-based compensation	2,187,000	1,960,000
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	183,000	(42,000)
Other receivable	2,000	-
Prepaid expenses	3,000	(222,000)
Inventories	(2,000)	39,000
Accounts payable and accrued expenses	165,000	(638,000)
Security deposits	-	7,000
Deferred revenue	(28,000)	295,000
Net cash used in operating activities	(78,000)	(990,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on finance leases	(37,000)	(20,000)
Net cash used in financing activities	(37,000)	(20,000)

Decrease in cash	(115,000)	(1,010,000)
Cash at beginning of period	657,000	1,756,000
Cash at end of period	$542,000	$746,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Reduction in accounts payable for equipment returned to vendor	$-	$21,000
Exchange of shares for payables	$-	$20,000
Finance lease obligations	$125,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED APRIL 30, 2025 AND 2024

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

For the six months ended April 30, 2025 and 2024, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation and wholly owned subsidiary, which was formed to sell the Company’s therapeutic products to Providers.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the condensed unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30, 2025, the results of its operations for the three and six months ended April 30, 2025 and 2024 and the cash flows for the six months ended April 30, 2025 and 2024. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

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

Concentrations of Risk

Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At April 30, 2025, the Company did not have cash balances in one financial institution in excess of FDIC insurance coverage limits.

Major Customer

During the six months ended April 30, 2025, the Company sold products and services totaling approximately $270,000 (12.1%) to a large distributor and $341,000 (15.2%) and $228,000 (10.2%) to two individual medical practices.

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

At April 30, 2025, the Company had 3,591,721 common shares issuable upon the exercise of options and warrants (vested and unvested), 228,333 unvested restricted stock (178,333 unissued) and $725,000 of convertible debt securities that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the six months ended April 30, 2025.

At April 30, 2024, the Company had 2,644,194 common shares issuable upon the exercise of options and warrants (vested and unvested), 167,500 unvested restricted stock and $725,000 of convertible debt securities warrants that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the six months ended April 30, 2024.

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

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $11,000 and $6,000 for the three months ended April 30, 2025 and 2024, respectively and approximately $29,000 and $33,000 for the six months ended April 30, 2025 and 2024, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $2,634,000 for the six months ended April 30, 2025 and used $78,000 of cash in operating activities during that period. In addition, the Company had a stockholders’ deficit of $2,100,000 at April 30, 2025.

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

The independent auditor’s report dated January 29, 2025 included in our Annual Report on Form 10-K for the year ended October 31, 2024 included an explanatory paragraph as to the Company’s ability to continue as a going concern. As of April 30, 2025, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	April 30, 2025	October 31, 2024
Raw materials and supplies	$132,000	$164,000
Finished goods	103,000	68,000
Total inventories	$235,000	$232,000

NOTE 5 – PROPERTY AND EQUIPMENT

	April 30, 2025	October 31, 2024
Finance lease equipment	$138,000	$13,000
Manufacturing equipment	757,000	757,000
	895,000	770,000
Less: accumulated depreciation	(325,000)	(292,000)
Total property and equipment, net	$570,000	$478,000

Depreciation expense totaled $16,000 and $19,000 for the three months ended April 30, 2025 and 2024, respectively.

Depreciation expense totaled $34,000 and $38,000 for the six months ended April 30, 2025 and 2024, respectively.

NOTE 6 – EQUITY IN NON-MARKETABLE SECURITIES OF AFFILIATED ENTITY

	April 30, 2025	October 31, 2024
Equity in non-marketable securities	$145,000	145,000
Reserve on carrying value of investment in non-marketable securities	$(145,000)	(145,000)
Equity in non-marketable securities	$-	-

As of April 30, 2025 and October 31, 2024, the Company invested $145,000 in the non-marketable equity securities of Exotropin (“Exotropin”), a privately-held skin-care formulator in an effort to accelerate the Company’s development of expertise with respect to the skincare industry and the potential supply of the Company’s products in future formulations.

As of April 30, 2025 and October 31, 2024, the Company has recorded total reserves against the carrying value of its investment of Exotropin of $145,000, based on the limited financial history of Exotropin to date and the lack of any information to ascertain the fair value of Exotropin.

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

For the three months ended April 30, 2025 and 2024, $19,000 and $53,000, respectively, of commissions were earned under the Sales Agreement. For the six months ended April 30, 2025 and 2024, $51,000 and $87,000, respectively, of commissions were earned under the Sales Agreement. The commissions earned under the Sales Agreement are reflected in other income in the unaudited consolidated financial statements.

NOTE 7 – FINANCE LEASE OBLIGATIONS

During April 2025, the Company entered into a lease agreement for certain lab equipment in the amount of $125,000 (“Lease Agreement”). The Lease Agreement was accounted for as a finance lease obligation. Under the terms of the lease agreement, the Company is required to make 60 equal monthly payments of $1,600 plus applicable sales taxes. Under the lease agreement, the Company has the option to acquire all of the leased equipment for a nominal amount upon termination of the lease. The annual interest rate charged in connection with the lease is 2.7%. Lease payments and depreciation of the leased equipment began during June 2025, the date that the lease equipment was installed and became operational. The leased equipment is being depreciated over their estimated useful lives of 15 years beginning from the date it became operational. As of April 30, 2025, $92,000 was due under the lease through 2030, of which $14,000 is current.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three months ended April 30, 2025 and 2024 and the six months ended April 30, 2025 and 2024, the Company sold a total of approximately $24,000, $52,000, $24,000 and $82,000, respectively, of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, of which Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors has an indirect economic interest in the parent company that owns the MSO.

During November 2024, the Company received a capital call notice from Exotropin, in which the Company’s pro-rata share was $126,000 (“November Capital Call”). The Company has yet committed to participating in the November Capital Call. If the Company does not elect to participate, its interest in Exotropin would be reduced to approximately 5.6% based on all other members fully participating in the November Capital Call (see Note 6).

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	April 30, 2025	October 31, 2024
Accrued payroll related liabilities	$667,000	$667,000
Lab equipment and supplies payables	88,000	54,000
Clinical trial and research payables	634,000	648,000
Legal fees payable	175,000	127,000
Other professional fees payable	133,000	119,000
Accrued commissions payable	21,000	18,000
Construction payables	9,000	9,000
Other payables and accrued expenses	158,000	77,000
Total Accounts Payable and Accrued Expenses	$1,885,000	$1,719,000

NOTE 10 – NOTES PAYABLE

	April 30, 2025	October 31, 2024
Convertible Promissory Notes	$725,000	$725,000
Unamortized discount	(33,000)	(45,000)
Total Notes Payable	$692,000	$680,000

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

In connection with the issuance of the Convertible Promissory Notes, the Company recorded a discount in the amount of $72,000. The discount is being amortized over the term of Convertible Promissory Notes. For the three months ended April 30, 2025 and 2024, $5,000 and $5,000, respectively, of the discounts recorded in connection with the issuance of the Convertible Promissory Notes have been amortized. For the six months ended April 30, 2025 and 2024, $12,000 and $12,000, respectively, of the discounts recorded in connection with the issuance of the Convertible Promissory Notes have been amortized.

At April 30, 2025, the unamortized debt discount recorded in connection with the issuance of the Convertible Promissory Notes was $33,000.

NOTE 11 – CAPITAL STOCK

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

As of April 30, 2025, a total of 1,455,482 Awards (net of 1,218,647 Awards redeposited for future issuance) that have been awarded under the 2021 Plan remain issued and outstanding.

Restricted Stock Awards

Effective February 1, 2025, in connection with an agreement with an independent sales representative (“Representative”), the Company agreed to grant the Representative 40,000 shares of the Company’s common stock which shall vest quarterly over a 2-year period beginning with the first month subsequent to the monthly period that the Representative has generated a cumulative amount of sales for the Company in excess of $500,000 (“Sales Milestone”). Upon a termination of the Agreement for cause or the failure of the Representative to achieve the Sales Milestone during the 1st year of the Agreement, all unvested shares as of such time shall be forfeited (except in the case of a sale of the Company). In addition, the Representative will be entitled to receive commissions on sales of the Company’s products to customers introduced by the Representative in the form of cash and common stock of the Company based on sales milestones. The agreement may be terminated by the Company at any time upon 30 days written notice for failure of Representative to meet sales targets, to be solely determined by the Company. The fair value of the shares as of the date of grant was $104,000. The Company will amortize $104,000 of stock-based compensation expense over the remaining term of the agreement beginning when the Representative has met the vesting conditions.

A summary of unvested restricted stock activity for the six months ended April 30, 2025 are presented below:

	Number of Non-vested Shares	Fair Value	Weighted- Average Grant Date Value
Non-vested Shares at October 31, 2024	185,000	$257,000	$1.79
Non-vested Shares Granted	40,000	$105,000	$2.62
Vested	(46,667)	$(54,000)	$-
Expired/Forfeited	-	$-	$-
Non-vested Shares at April 30, 2025	178,333	$308,000	$1.98

The Company recorded a total of $22,000 and $54,000 of stock-based compensation expense based on the grant date fair value of these shares during the three months and six months ended April 30, 2025, respectively.

There was approximately $308,000 of unamortized compensation associated with unvested stock grants outstanding as of April 30, 2025 that will be amortized over their respective remaining service periods.

NOTE 12 – STOCK OPTIONS AND WARRANTS

The Company has issued option securities under its Incentive Plan and warrants entitling the holder to purchase shares of its common stock at specified prices and for specified exercise periods.

Options:

A summary of the Company’s option activity for the six months ended April 30, 2025 is presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2024	963,288	$2.94	8.07	$-
Granted	76,341	$2.99	5.00	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(7,147)	$4.50	4.10	$-
Outstanding at April 30, 2025	1,032,482	$2.93	7.39	$1,000
Exercisable at April 30, 2025	614,620	$3.15	7.46	$1,000

During the six months ended April 30, 2025, under its Incentive Plan, the Board approved the granting of options to certain employees to purchase 11,341 shares of its common stock. The options vest annually over 3 years, expire five years from the date of grant and had an aggregate fair value of $39,000 at the date of grant.

The Company valued the options using a Black-Scholes option pricing model with the following assumptions:

Exercise prices	$4.50
Expected dividends	-
Expected volatility	152%
Risk free interest rate	4.36%
Expected term of options	5.0 years

During the six months ended April 20, 2025, the Board approved the granting of options to purchase 65,000 shares of its common stock to Dr. Everts, Chief Science and Technology Officer of the Company and Mr. Ron Borsheim, Chief Sales Officer of the Company in accordance with their employment agreements. The options are exercisable until the fifth anniversary date of the date of issuance and had an aggregate fair value of $177,125. The options vest over a five-year periods. The Company valued the options using a Black-Scholes option pricing model with the following assumptions:

Exercise prices	$2.50 - $3.08
Expected dividends	-
Expected volatility	149% - 151%
Risk free interest rate	3.91% - 4.34%
Expected term of options	5.0 years

Options totaling 7,147 that were previously issued to certain employees that were no longer employed by the Company as of April 30, 2025, were forfeited.

During the three months ended April 30, 2025 and 2024, the Company amortized $265,000 and $273,000, respectively, of stock compensation costs associated with options vesting during the period.

During the six months ended April 30, 2025 and 2024, the Company amortized $514,000 and $519,000, respectively, of stock compensation costs associated with options vesting during the period.

There was approximately $978,000 of unamortized compensation associated with options outstanding as of April 30, 2025 that will be amortized over their respective remaining service periods.

Warrants:

A summary of the Company’s warrant activity for the six months ended April 30, 2025 is presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2024	2,559,239	$3.77	7.97	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding at April 30, 2025	2,559,239	$3.77	7.47	$4,000
Exercisable at April 30, 2025	2,228,684	$3.98	7.22	$4,000

During the three months ended April 30, 2025 and 2024, the Company amortized $810,000 and $527,000, respectively, of stock compensation costs associated with warrants vesting during the period.

During the six months ended April 30, 2025 and 2024, the Company amortized $1,620,000 and $1,054,000, respectively, of stock compensation costs associated with warrants vesting during the period.

There was approximately $1,385,000 of unamortized compensation associated with warrants outstanding as of April 30, 2025 that will be amortized over their respective remaining service periods.

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

Deferred Revenue

Amounts received by the Company for products that have yet to be delivered to the customers as of April 30, 2025 and October 31, 2024 are reflected in the Company’s balance sheet as deferred revenues and were comprised of the following:

	April 30, 2025	October 31, 2024
Advances On Future Purchases Of Inventory	$483,000	$608,000
Sales To Customers Not Yet Delivered	373,000	276,000
Total Deferred Revenue	$856,000	$884,000

Employment Agreements

Dr. Peter A. M. Everts, Ph.D.

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

Ron Borsheim

Effective April 1, 2025, Ron Borsheim was appointed the Company’s Chief Sales Officer - Aesthetics. Mr. Borsheim’s employment agreement provides for a base salary of $225,000 and the grant of an option under ZEO’s Equity Incentive Plan (the “Incentive Plan”) to purchase 40,000 shares of our common stock at a price of $2.50 per share (fair market value on the date of grant) (the “Option”). The Option vests 50% on the one-year anniversary of the effective date of the employment agreement and 50% on the second anniversary, contingent upon Mr. Borsheim’s’ continued employment with the Company and to the extent vested, expires five years from the date of grant.

Mr. Borsheim may also be paid a performance bonus to the extent earned, based on criteria established by the Company’s Board of Directors or its Compensation Committee, and is eligible to participate in the employee benefit plans maintained by the Company and generally applicable to other senior executives of the Company.

Mr. Borsheim’s employment with the Company is “At Will” meaning that his employment with the Company and his employment agreement may be terminated by the Company at any time, for any reason or for no reason at all and with or without “Cause” (as defined in the employment agreement). Notwithstanding the foregoing, if at any time after the first ninety (90) days of the term, the Company terminates Mr. Borsheim’s employment without Cause or Mr. Borsheim terminates his employment with the Company for “Good Reason” (as defined in the employment agreement), Mr. Borsheim will be entitled to receive an amount equal to one quarter (1/4) month’s salary for each successive three (3) months of employment completed as severance.

Mr. Borsheim’s employment agreement contains customary confidentiality, non-competition and non-solicitation covenants.

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

NOTE 14 – OTHER INCOME

	Three Months Ended April 30,
	2025	2024
Other income (expense)
Resolution and settlement of long outstanding payables	-	130,000
Commissions on sales of Exotropin products	19,000	53,000
Other	5,000	2,000
Total	$24,000	$185,000

	Six Months Ended April 30,
	2025	2024
Other income (expense)
Resolution and settlement of long outstanding payables	-	153,000
Commissions on sales of Exotropin products	51,000	87,000
Proceeds from insurance claim	-	89,000
Other	5,000	5,000
Total	$56,000	$334,000

NOTE 15 – SUBSEQUENT EVENTS

Grant of Unvested Restricted Common Stock

On May 8, 2025, the Company entered into an agreement with a non-affiliated consultant (the “Consultant”) to advise the Company on strategic communication investor relation programs (“Consulting Agreement”). In connection with the Consultant Agreement, the Company granted the Consultant 100,000 shares of common stock (“Shares”) and warrants to purchase an additional 500,000 shares of common stock (the “Warrants”). 50,000 of the Shares vested upon execution of the Consulting Agreement and the remaining 50% will vest on the six month anniversary of the Consulting Agreement. The fair value of the Shares as of the date of grant was $286,000. The Company will amortize the $286,000 of stock-based compensation expense over the term of the Consulting Agreement. The Warrants vest in five equal tranches of 100,000 shares, at various exercise prices ranging between $3.50 - $10.00 per share, and are exercisable on the terms provided in the Consulting Agreement. Once vested, the Warrants are exercisable for a period of ninety (90) days from the date they become exercisable. The Company valued the warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 4.00%, (2) term of 3 years, (3) expected stock volatility of 143%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants granted was $1,428,000. The Company will amortize $1,428,000 of stock-based compensation based on the vesting of the Warrants. The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(a)(2) thereof.

On May 8, 2025, under its Incentive Plan, the Board approved the granting of options to certain employees, officers and directors to purchase 165,000 shares of its common stock. 153,000 of the options vest immediately and 12,000 of the options vest over a 4-month period, expire five years from the date of grant and had an aggregate fair value of $472,000 at the date of grant. The Company valued the options using a Black-Scholes option pricing model with the following assumptions:

Exercise prices	$2.86
Expected dividends	-
Expected volatility	148%
Risk free interest rate	4.00%
Expected term of options	5.0 years

On May 8, 2025, the Company awarded warrants to purchase 55,000 shares of our common stock to Greyt Ventures, LLC, a principal shareholder of the Company in consideration of consulting services rendered to the Company. The warrants are fully vested as of the award date and are exercisable for a period of five (5) years from the award date at an exercise price of $2.86 per share.

Effective May 23, 2025, in connection with an agreement with a second consultant (“Second Consultant”), the Company agreed to grant the Second Consultant 40,000 shares of the Company’s common stock which shall vest quarterly over a 2-year period commencing on the date that sales obtained by the Company from customers introduced by Second Consultant exceed $400,000 (“Milestone”) and provided that the Milestone is achieved by December 31, 2025. Upon termination of the agreement for any reason, any unvested stock shall be forfeited. In addition, the Second Consultant will be entitled to receive commissions on sales of the Company’s products to customers introduced by the Representative in the form of cash and common stock of the Company based on sales milestones. The agreement may be terminated by the Company at any time by either party upon 30 days written notice. The fair value of the shares as of the date of grant was $124,000. The Company will amortize $124,000 of stock-based compensation prorata over the vesting period.

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

To date, the Company has obtained certain Investigational New Drug (“IND”), emergency IND (“eIND”) approvals from the FDA, including applicable Institutional Review Board (“IRB”) approvals which authorized the Company to commence clinical trials or treatments in connection with the use of Zofin™ and PPX™ and related treatment protocols. The Company is pursuing efforts to complete its already approved clinical studies as well as obtaining approval to commence additional studies for other specific indications it has identified that the use of its products will provide more favorable and desired health related benefits for patients seeking alternative treatment options than are currently available. The ability of the Company to succeed in these efforts is subject to among other things, the Company having sufficient available working capital to fund the substantial costs of completing clinical trials, which the Company currently does not have, and ultimately, obtaining approval from the FDA.

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

Results of Operations

Three months ended April 30, 2025 as compared to three months ended April 30, 2024

Revenues. Our revenues for the three months ended April 30, 2025 were $1,149,000, compared to revenues of $1,131,000 for the three months ended April 30, 2024. The small increase in revenues during the three months ended April 30, 2025 of $18,000 or 1.6% from the three months ended April 30, 2024, was due to increases in revenues associated with its PPX™ service platform during the three months ended April 30, 2025, compared with the three months ended April 30, 2024, partially offset by decreases in revenues from the Company’s allogenic aesthetic biologic products sold during the three months ended April 30, 2025, compared with the three months ended April 30, 2024.

The revenues and percentage of overall unit sales derived from the Company’s higher concentration allogenic aesthetic biologic product offerings, lower concentration allogenic aesthetic biologic product offerings and its PPX™ service platform for the three months ended April 30, 2025, as compared to the three months ended April 30, 2024 are presented below:

	Three Months Ended April 30, 2025		Three Months Ended April 30, 2024		Change In Revenues & Percentage Of Overall Revenues
Higher Concentration Allogenic Aesthetic Biologics	$335,000	29.2%	$639,000	56.5%	$(304,000)	-26.9%
Lower Concentration Allogenic Aesthetic Biologics	$473,000	41.2%	$312,000	27.6%	$161,000	14.2%
	$808,000	70.3%	$951,000	84.1%	$(143,000)	-12.6%
PPX™	$282,000	24.5%	$109,000	9.6%	$173,000	15.3%
Other	$59,000	5.1%	$71,000	6.3%	$(12,000)	-1.1%
Total	$1,149,000	100.0%	$1,131,000	100.0%	$18,000	1.6%

The Company attributes the decrease in revenues from higher and lower concentration allogenic aesthetic biologic products sold during the three months ended April 30, 2025, compared to the three months ended April 30, 2024 due to additional product competition in the marketplace and ongoing uncertainties surrounding the United States economy which attracted greater demand for the Company’s lower priced allogenic aesthetic biologic product offerings.

The increase in the overall unit sales associated with its PPX™ service platform was primarily due the Company’s continued sales and marketing efforts which included engaging additional sales representatives, participation in industry related conferences, sponsoring of educational webinars and from sales of PPX™ to the Company’s existing customers.

Cost of Revenues. Our cost of revenues for the three months ended April 30, 2025 was $256,000, as compared to cost of revenues of $284,000 for the three months ended April 30, 2024. The decrease in the cost of revenues for the three months ended April 30, 2025 of $28,000 or 9.9%, from the three months ended April 30, 2024, was due to the decrease of approximately $61,000 in the costs of revenues for its allogenic aesthetic biologic products sold for the three months ended April 30, 2025, as compared to the three months ended April 30, 2024, partially offset from an increase of approximately $33,000 of cost of revenues associated with its PPX™ service platform during the three months ended April 30, 2025, compared with the three months ended April 30, 2024.

The decrease in the costs of revenues for its allogenic aesthetic biologic products sold during the three months ended April 30, 2025 as compared to the three months ended April 30, 2024 was the result of sales coming from a greater ratio of lower cost units than higher cost units, partially offset from the overall increase in total units sold.

The increase in the cost of revenues associated with its PPX™ service platform during the three months ended April 30, 2025 as compared to the three months ended April 30, 2024 was the result of an increase in units sold partially offset from the reduction in the costs of revenues per unit sold.

Gross Profit. Our gross profit for the three months ended April 30, 2025 was $893,000 (77.7% of revenues), as compared to gross profit of $847,000 (74.9% of revenues) for the three months ended April 30, 2024. The increase in gross profit during the three months ended April 30, 2025 of $46,000 (5.4%) was the result of increases in the gross margins received from sales of its PPX™ service platform, partially offset from reduced gross margins received from the sale of its allogenic aesthetic biologic products.

In addition, the percentage of the Company’s revenues associated with its PPX™ service platform, which has a lower gross margin percentage as compared to the Company’s allogenic aesthetic biologic product offerings, increased to 24.5% of revenues for the three months ended April 30, 2025, as compared with 9.6% of revenues for the three months ended April 30, 2024. The percentage of the Company’s revenues associated with its allogenic aesthetic biologic product decreased to 70.3% of revenues for the three months ended April 30, 2025, as compared with 84.1% of revenues for the three months ended April 30, 2024.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2025 were $2,287,000, as compared with $2,411,000 for the three months ended April 30, 2024, a decrease of $124,000 or 5.1%. The decrease in the general and administrative expenses for the three months ended April 30, 2025, from the three months ended April 30, 2024, was primarily the result of (a) decreased payroll and consulting fees of approximately $97,000, (b) decreased commissions and travel costs of approximately $56,000, (c) decreased marketing related expenses of $6,000 and (d) decreased stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $91,000 during the three months ended April 30, 2025, as compared to the three months ended April 30, 2024, which were partially offset by (1) increased laboratory related costs of approximately $63,000, (2) increased professional fees of approximately $19,000 and (3) increased office and insurance related expenses of approximately $39,000 during the three months ended April 30, 2025, as compared to the three months ended April 30, 2024.

The decrease in commissions and travel costs during the three months ended April 30, 2025, as compared to the three months ended April 30, 2024, was principally the result of reduced sales and a larger percentage of sales that were generated from house accounts with much lower commission costs than paid to distributors and/or independent sales representatives. The decrease in payroll related expenses during the three months ended April 30, 2025, from the three months ended April 30, 2024, was principally the result of the non-renewal of certain executive employment contracts in May 2024

Other income. Other income for the three months ended April 30, 2025 was $24,000, as compared to other income of $185,000 for the three months ended April 30, 2024, a decrease of $161,000. The decrease in other income was principally due to non-recurring income in connection with the settlement of liabilities of approximately $130,000 which occurred during the three months ended April 30, 2024 and the reduction in commissions received from sales of Exotropin products of approximately $34,000 during the three months ended April 30, 2025 as compared to the three months ended April 30, 2024.

Other expense for the three months ended April 30, 2025 was $21,000, as compared to other expense of $20,000 for the three months ended April 30, 2024. Other expense consisted of interest expense and amortization of discounts associated with the Company’s convertible promissory notes outstanding.

Six months ended April 30, 2025 as compared to six months ended April 30, 2024

Revenues. Our revenues for the six months ended April 30, 2025 were $2,239,000, compared to revenues of $2,285,000 for the six months ended April 30, 2024. The decrease in revenues during the six months ended April 30, 2025 of $46,000 (2.0%) from the six months ended April 30, 2024, was due to decreases in revenues from the Company’s allogenic aesthetic biologic products sold during the six months ended April 30, 2025, compared with the six months ended April 30, 2024, partially offset by increases in revenues associated with its PPX™ service platform during the six months ended April 30, 2025, compared with the six months ended April 30, 2024.

The revenues and percentage of overall unit sales derived from the Company’s higher concentration allogenic aesthetic biologic product offerings, lower concentration allogenic aesthetic biologic product offerings and its PPX™ service platform for the six months ended April 30, 2025, as compared to the six months ended April 30, 2024 are presented below:

	Six Months Ended April 30, 2025		Six Months Ended April 30, 2024		Change In Revenues & Percentage Of Overall Revenues
Higher Concentration Allogenic Aesthetic Biologics	$875,000	39.1%	$1,458,000	63.8%	$(583,000)	-25.5%
Lower Concentration Allogenic Aesthetic Biologics	$738,000	33.0%	$553,000	24.2%	$185,000	8.1%
	$1,613,000	72.0%	$2,011,000	88.0%	$(398,000)	-17.4%
PPX™	$516,000	23.0%	$169,000	7.4%	$347,000	15.2%
Other	$110,000	4.9%	$105,000	4.6%	$5,000	0.2%
Total	$2,239,000	100.0%	$2,285,000	100.0%	$(46,000)	-2.0%

The Company attributes the decrease in revenues from higher and lower concentration allogenic aesthetic biologic products sold during the three months ended April 30, 2025, compared to the three months ended April 30, 2024 due to additional product competition in the marketplace and ongoing uncertainties surrounding the United States economy which attracted greater demand for the Company’s lower priced allogenic aesthetic biologic product offerings.

The increase in the overall unit sales associated with its PPX™ service platform was primarily due the Company’s continued sales and marketing efforts which included engaging additional sales representatives, participation in industry related conferences, sponsoring of educational webinars and from sales of PPX™ to the Company’s existing customers.

Cost of Revenues. Our cost of revenues for the six months ended April 30, 2025 was $447,000, as compared to cost of revenues of $443,000 for the three months ended April 30, 2024. The slight increase in the cost of revenues for the six months ended April 30, 2025 from the six months ended April 30, 2024, was due to the decrease of approximately $76,000 in the costs of revenues for its allogenic aesthetic biologic products sold for the six months ended April 30, 2025, as compared to the six months ended April 30, 2024, partially offset from an increase of approximately $79,000 of cost of revenues associated with its PPX™ service platform during the six months ended April 30, 2025, compared with the six months ended April 30, 2024.

The decrease in the costs of revenues for its allogenic aesthetic biologic products sold during the six months ended April 30, 2025 as compared to the six months ended April 30, 2024 was the result of sales coming from a greater ratio of lower cost units than higher cost units, partially offset from the overall increase in total units sold.

The increase in the cost of revenues associated with its PPX™ service platform during the six months ended April 30, 2025 as compared to the six months ended April 30, 2024 was the result of an increase in units sold partially offset from the reduction in the costs of revenues per unit sold.

Gross Profit. Our gross profit for the six months ended April 30, 2025 was $1,792,000 (80.0% of revenues), as compared to gross profit of $1,842,000 (80.6% of revenues) for the six months ended April 30, 2024. The decrease in gross profit during the six months ended April 30, 2025 of $50,000 (2.7%) was the result of reduced gross margins received from the sale of its allogenic aesthetic biologic products, partially offset by increases in the gross margins received from sales of its PPX™ service platform.

General and Administrative Expenses. General and administrative expenses for the six months ended April 30, 2025 were $4,439,000, as compared with $4,568,000 for the six months ended April 30, 2024, a decrease of $129,000 or 2.8%. The decrease in the general and administrative expenses for the six months ended April 30, 2025, from the six months ended April 30, 2024, was primarily the result of (a) decreased payroll and consulting fees of approximately $211,000, (b) decreased commissions and travel costs of approximately $207,000 and (c) decreased marketing related expenses of $22,000 during the six months ended April 30, 2025, as compared to the six months ended April 30, 2024, which were partially offset by (1) increased stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $227,000, (2) increased laboratory related costs of approximately $74,000 and (3) increased professional fees of approximately $16,000 during the six months ended April 30, 2025, as compared to the six months ended April 30, 2024.

The decrease in commissions and travel costs during the six months ended April 30, 2025, as compared to the six months ended April 30, 2024, was principally the result of reduced sales and a larger percentage of sales that were generated from house accounts with much lower commission costs than paid to distributors and/or independent sales representatives. The decrease in payroll related expenses during the six months ended April 30, 2025, from the six months ended April 30, 2024, was principally the result of the non-renewal of certain executive employment contracts in May 2024

Other income. Other income for the six months ended April 30, 2025 was $56,000, as compared to other income of $334,000 for the six months ended April 30, 2024. The decrease in other income was principally due to non-recurring income in connection with an insurance claim of $89,000 and the settlement of liabilities of approximately $153,000 which occurred during the six months ended April 30, 2024 and the reduction in commissions received from sales of Exotropin products of approximately $36,000 during the six months ended April 30, 2025 as compared to the six months ended April 30, 2024.

Other expense for the six months ended April 30, 2025 was $43,000, as compared to other expense of $47,000 for the six months ended April 30, 2024. The decrease in other expense of $4,000 during the six months ended April 30, 2025, as compared to the six months ended April 30, 2024, was principally the result of reduced IRS interest and penalties. Other expense also consisted of interest expense and amortization of discounts associated with the Company’s convertible promissory notes outstanding which was unchanged for the six months ended April 30, 2025, as compared to the six months ended April 30, 2024.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented:

	For the Six Months Ended April 30,
	2025	2024
Cash, beginning of period	$657,000	$1,756,000
Net cash used in operating activities	(78,000)	(990,000)
Net cash used in financing activities	(37,000)	(20,000)
Cash, end of period	$542,000	$746,000

During the six months ended April 30, 2025, the Company had cash used in operating activities of $78,000, as compared to cash used in operating activities of $990,000 for the six months ended April 30, 2024, a decrease in cash used of $912,000. The decrease in cash used was primarily the result of a reduction in general and administrative expenses and other income (expense) after adjusting for non-cash related activities of $78,000 and increases in cash provided from changes in operating assets and liabilities of $882,000 for the six months ended April 30, 2025, as compared to the six months ended April 30, 2024, partially offset by decreases in gross profit of $50,000 for the six months ended April 30, 2025, as compared to the six months ended April 30, 2024.

The increase in cash provided from changes in operating assets and liabilities was due to increases in accounts payable and accrued expenses and decreases in accounts receivable and prepaid expenses, partially offset from decreases in deferred revenues during the six months ended April 30, 2025, as compared to the six months ended April 30, 2024. The reduction in general and administrative expenses and other income (expense) after adjusting for non-cash related activities was the result of reduced operating expenses associated with payroll, consulting costs and commission expenses during the six months ended April 30, 2025, as compared to the six months ended April 30, 2024.

During the six months ended April 30, 2025, the Company had cash used in financing activities of $37,000, as compared to cash used in financing activities of $20,000 for the six months ended April 30, 2024. The increase in cash used in financing activities of $17,000 was due to the increases in payments on finance leases.

Capital Resources

The Company has historically relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $2,634,000 for the six months ended April 30, 2025 and used $78,000 of cash in operating activities during that period. In addition, the Company had a stockholders’ deficit of $2,100,000 at April 30, 2025.

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

The independent auditor’s report dated January 29, 2025 included in our Annual Report on Form 10-K for the year ended October 31, 2024 included an explanatory paragraph as to the Company’s ability to continue as a going concern. As of April 30, 2025, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of April 30, 2025 and through the date of this report, we had no such arrangements.

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

Our Interim Chief Executive Officer and Chief Financial Officer (our principal executive, financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2025, the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
June 16, 2025