Form 10-Q
period 2025-07-31
Zeo ScientifiX, Inc.
filed 2025-09-15
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of September 12, 2025, there were 6,551,094 shares of common stock, $0.001 par value per share, issued and outstanding.

ZEO SCIENTIFIX, INC.

i

Unless stated otherwise, the words “we,” “us,” “our,” the “Company” or “ZEO” in this Quarterly Report on Form 10-Q (this “Report”) refer to Zeo ScientifiX, Inc., a Nevada corporation, and its subsidiaries.

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

ii

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts rounded to the nearest thousand except share amounts)

	July 31, 2025	October 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash	$314,000	$657,000
Accounts receivable, net of allowance for bad debts	-	194,000
Other receivables	1,000	3,000
Prepaid expenses	490,000	79,000
Inventories	258,000	232,000
Total Current Assets	1,063,000	1,165,000

Property and equipment, net	589,000	478,000
TOTAL ASSETS	$1,652,000	$1,643,000

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,422,000	$1,719,000
Finance lease obligations	28,000	5,000
Convertible promissory note, net of debt discount of $27,000 and $45,000	698,000	680,000
Obligation to repurchase shares	18,000	-
Deferred revenue	709,000	884,000
Total Current Liabilities	3,875,000	3,288,000

Long term finance lease obligations	91,000	8,000
Total Liabilities	3,966,000	3,296,000

Commitments and contingencies

Shares Subject To Possible Redemption
Series C Preferred Stock, $0.001 par value, 100 shares authorized; 100 and 100 shares issued and outstanding, respectively	-	-

Stockholders’ Deficit
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 6,501,094 and 6,344,817 shares issued and outstanding, respectively	6,000	6,000
Additional paid-in capital	64,599,000	60,554,000
Accumulated deficit	(66,919,000)	(62,213,000)
Total Stockholders’ Deficit	(2,314,000)	(1,653,000)

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$1,652,000	$1,643,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Revenues (includes sales to related parties of approximately $56,000, $35,000, $123,000, and $204,000, respectively)	$1,306,000	$1,091,000	$3,545,000	$3,376,000

Cost of revenues	228,000	176,000	675,000	619,000

Gross profit	1,078,000	915,000	2,870,000	2,757,000

General and administrative expenses	3,149,000	2,083,000	7,588,000	6,651,000

Loss from operations	(2,071,000)	(1,168,000)	(4,718,000)	(3,894,000)

Other income (expense)
Interest expense	(23,000)	(23,000)	(66,000)	(70,000)
Impairment of non-marketable securities in a related entity	-	(45,000)	-	(45,000)
Other income	22,000	224,000	78,000	558,000

Net loss	$(2,072,000)	$(1,012,000)	$(4,706,000)	$(3,451,000)

Net loss per common share - basic and diluted	$(0.32)	$(0.16)	$(0.74)	$(0.55)

Weighted average number of common shares outstanding - basic and diluted	6,405,443	6,259,975	6,365,248	6,254,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Three Months and Nine Months Ended July 31, 2025 and 2024

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

Three Months Ended July 31,

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance May 1, 2024	6,332,419	$6,000	$58,241,000	$(59,947,000)	$(1,700,000)
Sale of common stock	250,000	-	500,000	-	500,000
Reverse split round-up adjustment	-	-	-	-	-
Cancellation of shares in connection with litigation	-	-	-	-	-
Exchange of accounts payable for stock	-	-	-	-	-
Fair value of equity instruments issued for compensation:
Fair value of vested shares issued	-	-	31,000	-	31,000
Fair value of vested options issued	-	-	173,000	-	173,000
Fair value of vested warrants issued	-	-	586,000	-	586,000
Net loss	-	-	-	(1,012,000)	(1,012,000)
Balance July 31, 2024	6,582,419	6,000	59,531,000	(60,959,000)	(1,422,000)

Balance May 1, 2025	6,344,817	$6,000	$62,741,000	$(64,847,000)	$(2,100,000)
Fair value of equity instruments issued for compensation:
Fair value of vested shares issued	105,000	-	70,000	-	70,000
Fair value of vested options issued	-	-	722,000	-	722,000
Fair value of vested warrants issued	-	-	958,000	-	958,000
Purchase of BioLumina assets	30,000	-	58,000	-	58,000
Exercise of warrants	21,277	-	50,000	-	50,000
Net loss	-	-	-	(2,072,000)	(2,072,000)
Balance July 31, 2025	6,501,094	$6,000	$64,599,000	$(66,919,000)	$(2,314,000)

Nine Months Ended July 31,

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance October 31, 2023	7,283,483	$7,000	$56,260,000	$(57,508,000)	$(1,241,000)
Sale of common stock	250,000	-	500,000	-	500,000
Reverse split round-up adjustment	5,803	-	-	-	-
Cancellation of shares in connection with litigation	(1,164,742)	(1,000)	1,000	-	-
Exchange of accounts payable for stock	20,000	-	20,000	-	20,000
Fair value of equity instruments issued for compensation:
Fair value of vested shares issued	187,875	-	418,000	-	418,000
Fair value of vested options issued	-	-	692,000	-	692,000
Fair value of vested warrants issued	-	-	1,640,000	-	1,640,000
Net loss	-	-	-	(3,451,000)	(3,451,000)
Balance July 31, 2024	6,582,419	6,000	59,531,000	(60,959,000)	(1,422,000)

Balance October 31, 2024	6,344,817	$6,000	$60,554,000	$(62,213,000)	$(1,653,000)
Fair value of equity instruments issued for compensation:
Fair value of vested shares issued	105,000	-	123,000	-	123,000
Fair value of vested options issued	-	-	1,236,000	-	1,236,000
Fair value of vested warrants issued	-	-	2,578,000	-	2,578,000
Purchase of BioLumina assets	30,000	-	58,000	-	58,000
Exercise of warrants	21,277	-	50,000	-	50,000
Net loss	-	-	-	(4,706,000)	(4,706,000)
Balance July 31, 2025	6,501,094	$6,000	$64,599,000	$(66,919,000)	$(2,314,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

	Nine Months Ended July 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,706,000)	$(3,451,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	53,000	56,000
Amortization of OID and commitment fee discount – Promissory notes	18,000	18,000
Stock-based compensation	3,937,000	2,751,000
Reserve of non- marketable securities – related party	-	45,000
Change in obligation to repurchase shares	2,000	-
Write-off of advances payable to former officer	-	(221,000)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	194,000	(2,000)
Other receivable	2,000	-
Prepaid expenses	(237,000)	(233,000)
Inventories	(26,000)	60,000
Accounts payable and accrued expenses	603,000	(721,000)
Security deposits	-	7,000
Deferred revenue	(175,000)	607,000
Net cash used in operating activities	(335,000)	(1,084,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(23,000)	-
Investment in non-marketable equity securities – related party	-	(45,000)
Net cash used in financing activities	(23,000)	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	500,000
Proceeds from exercise of warrants	50,000	-
Payments on finance leases	(35,000)	(22,000)
Net cash provided by financing activities	15,000	478,000

Decrease in cash	(343,000)	(651,000)
Cash at beginning of period	657,000	1,756,000
Cash at end of period	$314,000	$1,105,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$3,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Reduction in accounts payable for equipment returned to vendor	$-	$21,000
Exchange of shares for payables	$-	$20,000
Finance lease obligations	$140,000	$-
Stock issued – Purchase of BioLumina assets	$58,000	$-
Royalty payable in connection with purchase of BioLumina assets	$100,000	$-
Obligation to repurchase shares in connection with purchase of BioLumina assets	$16,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED JULY 31, 2025 AND 2024

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

For the nine months ended July 31, 2025 and 2024, the Company principally operated through General Surgical of Florida, Inc., a Florida corporation and wholly owned subsidiary, which was formed to sell the Company’s therapeutic products to Providers.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the condensed unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 31, 2025, the results of its operations for the three and nine months ended July 31, 2025 and 2024 and the cash flows for the nine months ended July 31, 2025 and 2024. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

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

Concentrations of Risk

Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At July 31, 2025, the Company did not have cash balances in one financial institution in excess of FDIC insurance coverage limits.

Major Customers

During the three months ended July 31, 2025, the Company sold products and services totaling approximately $257,000 (19.7%) to a large medical practice group, approximately $186,000 (14.3%) to another large medical practice group and approximately $144,000 (11.0%) to a large distributor and medical practice group.

During the nine months ended July 31, 2025, the Company sold products and services totaling approximately $527,000 (14.9%) to a large medical practice group, approximately $474,000 (13.4%) to another large medical practice group and approximately $384,000 (10.8%) to a large distributor and medical practice group.

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

At July 31, 2025, the Company had 4,290,444 common shares issuable upon the exercise of options and warrants (vested and unvested), 263,333 unvested restricted stock (178,333 unissued), $725,000 of convertible debt securities (convertible into a maximum of 120,834 shares) and $100,000 of future obligations in connection with the purchase of the BioLumina assets that may be settled through the issuance of common stock (convertible into a maximum of 40,000 shares) that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the nine months ended July 31, 2025.

At July 31, 2024, the Company had 3,787,527 common shares issuable upon the exercise of options and warrants (vested and unvested), 182,500 unvested and unissued restricted stock and $725,000 of convertible debt securities (convertible into a maximum of 120,834 shares) that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the nine months ended July 31, 2024.

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

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $2,000 and $49,000 for the three months ended July 31, 2025 and 2024, respectively and approximately $31,000 and $82,000 for the nine months ended July 31, 2025 and 2024, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $4,706,000 for the nine months ended July 31, 2025 and used $335,000 of cash in operating activities during that period. In addition, the Company had a stockholders’ deficit of $2,314,000 at July 31, 2025.

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

The independent auditor’s report dated January 29, 2025 included in our Annual Report on Form 10-K for the year ended October 31, 2024 included an explanatory paragraph as to the Company’s ability to continue as a going concern. As of July 31, 2025, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	July 31, 2025	October 31, 2024
Raw materials and supplies	$182,000	$164,000
Finished goods	76,000	68,000
Total inventories	$258,000	$232,000

NOTE 5 – PROPERTY AND EQUIPMENT

	July 31, 2025	October 31, 2024
Finance lease equipment	$156,000	$13,000
Manufacturing equipment	778,000	757,000
	934,000	770,000
Less: accumulated depreciation	(345,000)	(292,000)
Total property and equipment, net	$589,000	$478,000

Depreciation expense totaled $19,000 and $18,000 for the three months ended July 31, 2025 and 2024, respectively.

Depreciation expense totaled $53,000 and $56,000 for the nine months ended July 31, 2025 and 2024, respectively.

NOTE 6 – EQUITY IN NON-MARKETABLE SECURITIES OF AFFILIATED ENTITY

	July 31, 2025	October 31, 2024
Equity in non-marketable securities	$145,000	145,000
Reserve on carrying value of investment in non-marketable securities	$(145,000)	(145,000)
Equity in non-marketable securities	$-	-

As of July 31, 2025 and October 31, 2024, the Company invested $145,000 in the non-marketable equity securities of Exotropin (“Exotropin”), a privately-held skin-care formulator in an effort to accelerate the Company’s development of expertise with respect to the skincare industry and the potential supply of the Company’s products in future formulations.

As of July 31, 2025 and October 31, 2024, the Company has recorded total reserves against the carrying value of its investment of Exotropin of $145,000, based on the limited financial history of Exotropin to date and the lack of any information to ascertain the fair value of Exotropin.

During November 2024, the Company received a capital call notice from Exotropin, in which the Company’s pro-rata share was $126,000 (“November Capital Call”). The Company has yet committed to participating in the November Capital Call. If the Company does not participate, its interest in Exotropin would be reduced to approximately 5.8% from 9.0% based on all other members fully participating in the November Capital Call. There have been no further capital calls on the Company.

Sales Representative Agreement

In November 2023, the Company entered into a Sales Representative Agreement (the “Sales Agreement”) with Exotropin to support the commercialization of its proprietary topical products. Under the Sales Agreement, the Company is entitled to receive commissions on the net sales value of Exotropin products sold to pre-approved customers introduced by the Company, including retailers (10%), wholesale distributors (5%), private label customers (10%), and direct-to-consumer customers (15%).

In connection with the Sales Agreement, the Company and Exotropin co-developed a topical product for the treatment of hair loss, branded as “ZEO HAIR GROW™ Powered By Exotropin™,” which launched in November 2024 (the “Collaboration”). Under the terms of the Collaboration, the Company is responsible for sales and marketing, and the parties agreed to share equally in the net profits from product sales, after reimbursement of direct cash costs incurred by either party.

On August 15, 2025, the Company provided Exotropin with formal notice of termination of the Sales Agreement for cause. Exotropin has denied the allegations and responded with its own demands, including that the Company cease sales of the co-developed product. The Company is currently evaluating its legal options and intends to protect its rights under the Sales Agreement and the Collaboration.

For the three months ended July 31, 2025 and 2024, $19,000 and $0, respectively, of commissions were earned under the Sales Agreement. For the nine months ended July 31, 2025 and 2024, $62,000 and $87,000, respectively, of commissions were earned under the Sales Agreement. The commissions earned under the Sales Agreement are reflected in other income in the unaudited consolidated financial statements.

NOTE 7 – FINANCE LEASE OBLIGATIONS

During April 2025, the Company entered into a lease agreement for certain lab equipment in the amount of $125,000 (“Lease Agreement”). The Lease Agreement was accounted for as a finance lease obligation. Under the terms of the lease agreement, the Company is required to make 60 equal monthly payments of $1,600 plus applicable sales taxes. Under the lease agreement, the Company has the option to acquire all of the leased equipment for a nominal amount upon termination of the lease. The annual interest rate charged in connection with the lease is 2.7%. Lease payments and depreciation of the leased equipment began during June 2025, the date that the lease equipment was installed and became operational. The leased equipment is included in Property and equipment and is being depreciated over their estimated useful lives of 15 years beginning from the date it became operational.

During June 2025, the Company entered into a lease agreement for certain lab equipment in the amount of $15,000 (“Lease Agreement”). The Lease Agreement was accounted for as a finance lease obligation. Under the terms of the lease agreement, the Company is required to make 36 equal monthly payments of $500 plus applicable sales taxes. Under the lease agreement, the Company has the option to acquire all of the leased equipment for a nominal amount upon termination of the lease. The annual interest rate charged in connection with the lease is 8.0%. Lease payments and depreciation of the leased equipment began during June 2025, the date that the lease equipment was installed and became operational. The leased equipment is included in Property and Equipment and is being depreciated over it estimated useful life of 3 years beginning from the date it became operational.

As of July 31, 2025, $119,000 was due under finance lease obligations lease through 2030, of which $28,000 is current.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three months ended July 31, 2025 and 2024 and the nine months ended July 31, 2025 and 2024, the Company sold a total of approximately $37,000, $35,000, $61,000 and $117,000, respectively, of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, of which Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors has an indirect economic interest in the parent company that owns the MSO.

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

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	July 31, 2025	October 31, 2024
Accrued payroll related liabilities	$667,000	$667,000
Lab equipment and supplies payables	369,000	54,000
Clinical trial and research payables	653,000	648,000
Legal fees payable	250,000	127,000
Other professional fees payable	167,000	119,000
Interest payable	48,000	5,000
Royalty payable	100,000	-
Accrued commissions payable	25,000	18,000
Construction payables	9,000	9,000
Other payables and accrued expenses	134,000	72,000
Total Accounts Payable and Accrued Expenses	$2,422,000	$1,719,000

NOTE 10 – NOTES PAYABLE

	July 31, 2025	October 31, 2024
Convertible Promissory Notes	$725,000	$725,000
Unamortized discount	(27,000)	(45,000)
Total Notes Payable	$698,000	$680,000

Convertible Promissory Notes

The Convertible Promissory Notes are due September 30, 2026. Interest on the Convertible Promissory Notes is 8% payable annually and together with the principal amount on the maturity date.

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

Holders of the Convertible Promissory Notes will have the right, at any time during the period commencing on April 1, 2024 and ending on the earliest to occur of the Maturity Date, the date of a Prepayment or the date of an automatic conversion, to convert the Convertible Promissory Note in whole, but not in part, and accrued interest thereon into Shares at a conversion price equal to 80% of the average of the daily VWAP of the Shares (as defined in the Convertible Promissory Note) for twenty consecutive (20) trading days ending on the date the investor gives the Company a notice of conversion, subject to a minimum conversion price of $6.00 per Share. As of July 31, 2025, the notes are convertible into a maximum of 120,834 shares.

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

In connection with the issuance of the Convertible Promissory Notes, the Company recorded a discount in the amount of $72,000. The discount is being amortized over the term of Convertible Promissory Notes. For the three months ended July 31, 2025 and 2024, $6,000 and $6,000, respectively, of the discounts recorded in connection with the issuance of the Convertible Promissory Notes have been amortized. For the nine months ended July 31, 2025 and 2024, $18,000 and $18,000, respectively, of the discounts recorded in connection with the issuance of the Convertible Promissory Notes have been amortized.

At July 31, 2025, the unamortized debt discount recorded in connection with the issuance of the Convertible Promissory Notes was $27,000.

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

As of July 31, 2025, a total of 1,620,482 Awards (net of 1,218,647 Awards redeposited for future issuance) that have been awarded under the 2021 Plan remain issued and outstanding.

Sale Of Common Stock

On July 25, 2025, ZEO entered into a subscription agreement with a single accredited investor (the “Investor”). Pursuant to which the Investor agreed to purchase 250,000 shares of our common stock (the “Shares”) in a private transaction for an aggregate purchase price of $1,000,000 (the “Purchase Price”). The Shares will be issued and sold and the Purchase Price paid in ten (10) equal monthly installments commencing on August 1, 2025 and ending on May 1, 2026. The August 1, 2025 and September 1, 2025 installment payments were made in accordance with the subscription agreement and the Company issued the investor 25,000 and 25,000 Shares, respectively.

Restricted Stock Awards

Effective February 1, 2025, in connection with an agreement with an independent sales representative (“Representative”), the Company agreed to grant the Representative 40,000 shares of the Company’s common stock which shall vest quarterly over a 2-year period beginning with the first month subsequent to the monthly period that the Representative has generated a cumulative amount of sales for the Company in excess of $500,000 (“Sales Milestone”). Upon a termination of the Agreement for cause or the failure of the Representative to achieve the Sales Milestone during the 1st year of the Agreement, all unvested shares as of such time shall be forfeited (except in the case of a sale of the Company). In addition, the Representative will be entitled to receive commissions on sales of the Company’s products to customers introduced by the Representative in the form of cash and common stock of the Company based on sales milestones. The agreement may be terminated by the Company at any time upon 30 days written notice for failure of Representative to meet sales targets, to be solely determined by the Company. The fair value of the shares as of the date of grant was $104,000. The Company will amortize $104,000 of stock-based compensation expense over the vesting term of the agreement beginning once the Representative has achieved the minimum Sales Milestone. As Consultant has not met Sales Milestone, there was no expense recognized during the period.

On May 8, 2025, the Company entered into an agreement with a non-affiliated consultant (the “Consultant”) to advise the Company on strategic communication investor relation programs (“Consulting Agreement”). In connection with the Consultant Agreement, the Company granted the Consultant 100,000 shares of common stock (“Shares”) and warrants to purchase an additional 500,000 shares of common stock (the “Warrants”). 50,000 of the Shares vested upon execution of the Consulting Agreement and the remaining 50% will vest on the six-month anniversary of the Consulting Agreement. The fair value of the Shares as of the date of grant was $286,000. The Company will amortize the $286,000 of stock-based compensation expense over the term of the Consulting Agreement. The Company amortized $48,000 of expense for the three-months and nine months ended July 31, 2025. The Warrants vest in five equal tranches of 100,000 shares, at various exercise prices ranging between $3.50 - $10.00 per share, and are exercisable on the terms provided in the Consulting Agreement. Once vested, the Warrants are exercisable for a period of ninety (90) days from the date they become exercisable. The Company valued the warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 4.00%, (2) term of 3 years, (3) expected stock volatility of 143%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants granted was $1,428,000. The Company will amortize $1,428,000 of stock-based compensation based on the vesting of the Warrants.

Effective May 23, 2025, in connection with an agreement with a second consultant (“Second Consultant”), the Company agreed to grant the Second Consultant 40,000 shares of the Company’s common stock which shall vest quarterly over a 2-year period commencing on the date that sales obtained by the Company from customers introduced by Second Consultant exceed $400,000 (“Milestone”) and provided that the Milestone is achieved by December 31, 2025. Upon termination of the agreement for any reason, any unvested stock shall be forfeited. In addition, the Second Consultant will be entitled to receive commissions on sales of the Company’s products to customers introduced by the Representative in the form of cash and common stock of the Company based on sales milestones. The agreement may be terminated by the Company at any time by either party upon 30 days written notice. The fair value of the shares as of the date of grant was $82,000. The Company will amortize $82,000 of stock-based compensation prorata over the vesting period once the Consultant has achieved minimum Sales Milestone.

On June 25, 2025, in connection with the Acquisition (see Note 13), the Company issued 30,000 restricted shares of the Company’s common stock valued at $58,000.

A summary of unvested restricted stock activity for the nine months ended July 31, 2025 are presented below:

	Number of Non-vested Shares	Fair Value	Weighted- Average Grant Date Value
Non-vested Shares at October 31, 2024	185,000	$257,000	$1.79
Non-vested Shares Granted	130,000	$372,000	$2.86
Vested	(51,667)	$(75,000)	$-
Expired/Forfeited	-	$-	$-
Non-vested Shares at July 31, 2025	263,333	$554,000	$2.32

The Company recorded a total of $22,000 and $75,000 of stock-based compensation expense based on the grant date fair value of these shares during the three months and nine months ended July 31, 2025, respectively.

There was approximately $554,000 of unamortized compensation associated with unvested stock grants outstanding as of July 31, 2025 that will be amortized over their respective remaining service periods.

NOTE 12 – STOCK OPTIONS AND WARRANTS

The Company has issued option securities under its Incentive Plan and warrants entitling the holder to purchase shares of its common stock at specified prices and for specified exercise periods.

Options

A summary of the Company’s option activity for the nine months ended July 31, 2025 is presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2024	963,288	$2.94	8.07	$-
Granted	241,341	$2.90	5.00	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(7,147)	$4.50	3.85	$-
Outstanding at July 31, 2025	1,197,482	$2.92	6.81	$-
Exercisable at July 31, 2025	874,848	$3.01	6.90	$-

During the nine months ended July 31, 2025, under its Incentive Plan, the Board approved the granting of options to certain employees to purchase 11,341 shares of its common stock. The options vest annually over 3 years, expire five years from the date of grant and had an aggregate fair value of $39,000 at the date of grant.

The Company valued the options using a Black-Scholes option pricing model with the following assumptions:

Exercise prices	$4.50
Expected dividends	-
Expected volatility	152%
Risk free interest rate	4.36%
Expected term of options	5.0 years

During the nine months ended July 31, 2025, the Board approved the granting of options to purchase 65,000 shares of its common stock to Dr. Everts, Chief Science and Technology Officer of the Company and Mr. Ron Borsheim, Chief Sales Officer of the Company in accordance with their employment agreements. The options are exercisable until the fifth anniversary date of the date of issuance and had an aggregate fair value of $177,125. The options vest over a five-year periods. The Company valued the options using a Black-Scholes option pricing model with the following assumptions:

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

Options totaling 7,147 that were previously issued to certain employees that were no longer employed by the Company as of July 31, 2025, were forfeited.

During the three months ended July 31, 2025 and 2024, the Company amortized $722,000 and $173,000, respectively, of stock compensation costs associated with options vesting during the period.

During the nine months ended July 31, 2025 and 2024, the Company amortized $1,236,000 and $692,000, respectively, of stock compensation costs associated with options vesting during the period.

There was approximately $670,000 of unamortized compensation associated with options outstanding as of July 31, 2025 that will be amortized over their respective remaining service periods.

Warrants

A summary of the Company’s warrant activity for the nine months ended July 31, 2025 is presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2024	2,559,239	$3.77	7.97	$-
Granted	555,000	$2.86	3.20	$-
Exercised	(21,277)	$2.35	2.02	$-
Expired/Forfeited	-	$-	-	$-
Outstanding at July 31, 2025	3,092,962	$3.62	6.49	$-
Exercisable at July 31, 2025	2,379,073	$3.89	7.05	$-

In connection with the Consulting Agreement discussed in Note 11, the Company granted the Consultant warrants to purchase 500,000 shares of its common stock (the “Warrants”). The Warrants vest in five equal tranches of 100,000 shares, at various exercise prices ranging between $3.50 - $10.00 per share, and are exercisable based upon meeting certain conditions provided in the Consulting Agreement. Once vested, the Warrants are exercisable for a period of ninety (90) days from the date they become exercisable. The Company valued the warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 4.00%, (2) term of 3 years, (3) expected stock volatility of 143%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants granted was $1,428,000. The Company will begin to amortize the $1,428,000 when management estimates the vesting the conditions are probable of being achieved.

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

On July 25, 2025, the Company received notice from a holder of warrants to exercise 21,277 warrants to purchase 21,277 shares of common stock of the Company for a total exercise price of $50,000 ($2.35 per share). The proceeds were received, and the shares were issued on July 30, 2025.

During the three months ended July 31, 2025 and 2024, the Company amortized $958,000 and $586,000, respectively, of stock compensation costs associated with warrants vesting during the period.

During the nine months ended July 31, 2025 and 2024, the Company amortized $2,578,000 and $1,640,000, respectively, of stock compensation costs associated with warrants vesting during the period.

There was approximately $1,678,000 of unamortized compensation associated with warrants outstanding as of July 31, 2025 that will be amortized over their respective remaining service periods.

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

The Company and BioXtek are continuing to work in good faith towards the preparation, authorization, execution and delivery of a series of definitive agreements documenting the Joint Venture, including the mutual agreement to modify certain terms as set forth in the Binding MOU with respect to the Company relocating its operations to the BioXtek Facility and the structure of how the parties will collaborate in future clinical trials and the sale of products that were intended to be sold in connection with the SPE Business.

Deferred Revenue

Amounts received by the Company for future purchases of inventory or for products that have yet to be delivered to the customers as of July 31, 2025 and October 31, 2024 are reflected in the Company’s balance sheet as deferred revenues and were comprised of the following:

	July 31, 2025	October 31, 2024
Advances On Future Purchases Of Inventory	$295,000	$608,000
Sales To Customers Not Yet Delivered	414,000	276,000
Total Deferred Revenue	$709,000	$884,000

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

On July 18, 2025, Dr. Everts resigned his position with the Company effective August 1, 2025. As a result of Dr. Everts resignation, the Everts Option was forfeited effective August 1, 2025.

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

Purchase Commitments

During July 2025, the Company entered into an exclusive supply agreement (“Supply Agreement”) with a third-party contract manufacturer (“CDMO”) in connection with the manufacturing and processing of certain biological products (“CDMO Products”) that the Company that the Company intends to sell to third party medical providers. Under the terms of the Supply Agreement, the Company paid an initial deposit of $225,000 on August 1, 2025 and is required to pay an additional $225,000 deposit upon confirmation that the CDMO has initiated cGMP processing of the CDMO Products. Under the terms of the Supply Agreement, the deposits will be applied against the actual CDMO Products that are released to the Company. The Company has agreed to make a minimum of 8 purchase orders within specified periods based on satisfactory release of prior productions of the CDMO Products (“Minimum Purchase Orders”). In connection with each purchase order, the Company is required to have minimum deposits paid to the CDMO equal to 50% of the value of the purchase order. The Supply Agreement may be extended by the Company based on submitting a minimum amount of additional purchase orders after the Minimum Purchase Orders have been released.

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

NOTE 14 – ACQUISITION OF BIOLUMINA ASSETS

On June 25, 2025 (“Closing Date”), the Company entered into a stock purchase agreement with BioLumina, LLC (“BIO”), a Delaware limited liability company, and all of its members (each a “Member” and collectively “Members”), whereby the Company acquired all of the outstanding membership interests of BIO (“Acquisition”) held by the Members for a total purchase price of $200,000 (“Purchase Price”). The assets of BIO at the time of the Acquisition consisted primarily of finished goods inventory valued at $200,000 (“Inventory”) of which $23,000 was on hand and the remaining $177,000 (reflected as prepaid expenses in the unaudited balance sheet at July 31, 2025) is to be delivered by October 31, 2025, certain intellectual property consisting of various trademarks applications that have been submitted and are pending review and approval, and certain software platforms used to process product sales orders. At the time of the Acquisition, BIO’s historical cumulative sales were less than $50,000. The Company treated the purchase of BIO as an acquisition of assets. The Company did not assign any value to the intellectual property. Inventory was valued at the lower of replacement cost or the portion of the Purchase Price allocated towards inventory.

The Purchase Price is to be paid as follows:

(a)	A $25,000 cash payment (the “Cash Purchase Price”), paid on the Closing Date to the Members pro rata; and

(b)	30,000 restricted shares of the Company’s common stock valued at $75,000 (the “Zeo Shares”) issued on the Closing Date, to the Members, pro rata; with respect to which the Members will be accorded (1) piggyback registration rights under the Securities Act of 1933, as amended and (2) a right to put their Zeo Shares back to the Company on the first anniversary of Closing (the “True Up Date”) at a price of $2.50 per share ($75,000 in the aggregate); and

(c)	A royalty, payable to the Members, pro rata, equal to 10% of the gross cash proceeds (excluding shipping, handling, returns and credits) received by the Company from the sale of BIO’s Inventory acquired at closing (the “Product”) during the first year following the Closing Date, up to a maximum of $100,000 (the “Royalty”) which Royalty will be payable to the Members, pro rata, within 5 business days of the True-Up Date. In the event the Royalty amount as of the True-Up Date is less than $100,000 (a “Shortfall”), then the Company agrees to pay the Members, pro rata, a cash payment in the amount of the Shortfall within 90 days after the True-Up Date. In addition, the Members shall have the option, to apply their pro rata share of the Royalty (inclusive of any Shortfall), to the purchase of additional restricted shares of the Company’s common stock at purchase price equal to 75% of the average closing trading price of the common stock for the 5 trading days immediately prior to the True-Up Date, provided however that in no event shall the purchase price be lower than $2.50 per Share.

In connection with the Acquisition, the Company recorded an obligation of $16,500 representing the difference in the fair value of the ZEO Shares on the Closing Date ($58,500) and the amount that the Company has agreed to provide in the event of a Shortfall. At July 31, 2025, the Company recorded an additional obligation of $2,000 to reflect the loss in the fair value of the ZEO Shares from the Closing Date.

NOTE 15 – OTHER INCOME

	Three Months Ended July 31,
	2025	2024
Other income
Gain on write-off of advances payable to former officer	$-	$221,000
Commissions on sales of Exotropin products	19,000	-
Other	3,000	3,000
Total	$22,000	$224,000

	Nine Months Ended July 31,
	2025	2024
Other income
Gain on write-off of advances payable to former officer	$-	$221,000
Resolution and settlement of long outstanding payables	-	154,000
Commissions on sales of Exotropin products	62,000	87,000
Proceeds from insurance claim	-	89,000
Other	16,000	7,000
Total	$78,000	$558,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three months ended July 31, 2025, as compared to three months ended July 31, 2024

Revenues. Our revenues for the three months ended July 31, 2025 were $1,306,000, compared to revenues of $1,091,000 for the three months ended July 31, 2024. The increase in revenues during the three months ended July 31, 2025 of $215,000 or 19.7% from the three months ended July 31, 2024, was due to increases in revenues associated with its PPX™ service platform during the three months ended July 31, 2025, compared with the three months ended July 31, 2024, partially offset by decreases in revenues from the Company’s allogenic aesthetic biologic products sold during the three months ended July 31, 2025, compared with the three months ended July 31, 2024.

The revenues and percentage of overall unit sales derived from the Company’s higher concentration allogenic aesthetic biologic product offerings, lower concentration allogenic aesthetic biologic product offerings and its PPX™ service platform for the three months ended July 31, 2025, as compared to the three months ended July 31, 2024 are presented below:

	Three Months Ended July 31, 2025		Three Months Ended July 31, 2024		Change In Revenues & Percentage Of Overall Revenues		Inc (Dec) In Units Sold
Higher Concentration Allogenic Aesthetic Biologics	$573,000	43.9%	$529,000	48.5%	$44,000	4.0%	12.4%
Lower Concentration Allogenic Aesthetic Biologics	$299,000	22.9%	$366,000	33.5%	$(67,000)	-6.1%	-13.9%
	$872,000	66.8%	$895,000	82.0%	$(23,000)	-2.1%

PPX™	$363,000	27.8%	$157,000	14.4%	$206,000	18.9%
Other	$71,000	5.4%	$39,000	3.6%	$32,000	2.9%
Total	$1,306,000	100.0%	$1,091,000	100.0%	$215,000	19.7%

The increase in the overall unit sales associated with its PPX™ service platform was primarily due the Company’s continued sales and marketing efforts which included engaging additional sales representatives, participation in industry related conferences, sponsoring of educational webinars and from sales of PPX™ to the Company’s existing customers.

The Company attributes the net decrease in revenues from higher and lower concentration allogenic aesthetic biologic products sold during the three months ended July 31, 2025, compared to the three months ended July 31, 2024 due to additional product competition in the marketplace which attracted greater demand for the Company’s lower priced allogenic aesthetic biologic product offerings and lower demand for the Company’s higher priced allogenic aesthetic biologic product offerings during the three months ended July 31, 2025, compared with the three months ended July 31, 2024.

Cost of Revenues. Our cost of revenues for the three months ended July 31, 2025 was $228,000, as compared to cost of revenues of $176,000 for the three months ended July 31, 2024. The increase in the cost of revenues for the three months ended July 31, 2025 of $52,000 or 29.9%, from the three months ended July 31, 2024, was due to the increase of approximately $57,000 of cost of revenues associated with its PPX™ service platform during the three months ended July 31, 2025, compared with the three months ended July 31, 2024, partially offset by a decrease of approximately $5,000 in the costs of revenues for its allogenic aesthetic biologic products sold for the three months ended July 31, 2025, as compared to the three months ended July 31, 2024.

The increase in the cost of revenues associated with its PPX™ service platform was the result of an increase in units sold during the three months ended July 31, 2025, as compared to the three months ended July 31, 2024.

Gross Profit. Our gross profit for the three months ended July 31, 2025 was $1,078,000 (82.5% of revenues), as compared to gross profit of $915,000 (83.9% of revenues) for the three months ended July 31, 2024. The increase in gross profit during the three months ended July 31, 2025 of $163,000 (17.7%) was the result of increases in the gross margins received from sales of its PPX™ service platform, partially offset from reduced gross margins received from the sale of its allogenic aesthetic biologic products.

In addition, the percentage of the Company’s revenues associated with its PPX™ service platform, which has a higher cost of revenues as compared to the Company’s allogenic aesthetic biologic product offerings, increased to 27.8% of revenues for the three months ended July 31, 2025, as compared with 14.4% of revenues for the three months ended July 31, 2024. The percentage of the Company’s revenues associated with its allogenic aesthetic biologic product decreased to 66.8% of revenues for the three months ended July 31, 2025, as compared with 82.0% of revenues for the three months ended July 31, 2024.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2025 were $3,149,000, as compared with $2,083,000 for the three months ended July 31, 2024, an increase of $1,066,000 or 51.0%. The increase in the general and administrative expenses for the three months ended July 31, 2025, from the three months ended July 31, 2024, was primarily the result of (a) increased stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $959,000 and (b) increased professional fees of approximately $118,000 during the three months ended July 31, 2025, as compared to the three months ended July 31, 2024.

Other income. Other income for the three months ended July 31, 2025 was $22,000, as compared to other income of $224,000 for the three months ended July 31, 2024, a decrease of $202,000. The decrease in other income was principally due to a reduction in non-recurring income in connection with the write-off of advances payable to an affiliate of a former executive of $221,000 resulting from the inability of the affiliate to enforce a claim to collect the advances as the period of statute of limitations had run that occurred during the three months ended July 31, 2024, partially offset from the increase in commissions received from sales of Exotropin products of approximately $18,000 during the three months ended July 31, 2025 as compared to the three months ended July 31, 2024.

Other expense for the three months ended July 31, 2025 was $23,000, as compared to other expense of $68,000, for the three months ended July 31, 2024, a decrease of $45,000. The decrease in other expense was the result of reserves recorded during the three months ended July 31, 2024 against the carrying value of the Company’s investments in equity securities of $45,000. There were no reserves against the carrying value of the Company’s investments in equity securities during the three months ended July 31, 2025.

Nine months ended July 31, 2025, as compared to nine months ended July 31, 2024

Revenues. Our revenues for the nine months ended July 31, 2025 were $3,545,000, compared to revenues of $3,376,000 for the nine months ended July 31, 2024. The increase in revenues during the nine months ended July 31, 2025 of $169,000 (5.0%) from the nine months ended July 31, 2024, was due to increases in revenues associated with its PPX™ service platform during the nine months ended July 31, 2025, compared with the nine months ended July 31, 2024, partially offset by decreases in revenues from the Company’s allogenic aesthetic biologic products sold during the nine months ended July 31, 2025, compared with the nine months ended July 31, 2024.

The revenues and percentage of overall unit sales derived from the Company’s higher concentration allogenic aesthetic biologic product offerings, lower concentration allogenic aesthetic biologic product offerings and its PPX™ service platform for the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024 are presented below:

	Nine Months Ended July 31, 2025		Nine Months Ended July 31, 2024		Change In Revenues & Percentage Of Overall Revenues		Inc (Dec) In Units Sold
Higher Concentration Allogenic Aesthetic Biologics	$1,450,000	40.9%	$1,987,000	58.9%	$(537,000)	-15.9%	-33.1%
Lower Concentration Allogenic Aesthetic Biologics	$1,037,000	29.3%	$920,000	27.3%	$117,000	3.5%	34.2%
	$2,487,000	70.2%	$2,907,000	86.1%	$(420,000)	-12.4%

PPX™	$878,000	24.8%	$326,000	9.7%	$552,000	16.4%
Other	$180,000	5.1%	$143,000	4.2%	$37,000	1.1%
Total	$3,545,000	100.0%	$3,376,000	100.0%	$169,000	5.0%

The increase in the overall unit sales associated with its PPX™ service platform was primarily due the Company’s continued sales and marketing efforts which included engaging additional sales representatives, participation in industry related conferences, sponsoring of educational webinars and from sales of PPX™ to the Company’s existing customers.

The Company attributes the net decrease in revenues from higher and lower concentration allogenic aesthetic biologic products sold during the nine months ended July 31, 2025, compared to the nine months ended July 31, 2024 due to additional product competition in the marketplace which attracted greater demand for the Company’s lower priced allogenic aesthetic biologic product offerings and lower demand for the Company’s higher priced allogenic aesthetic biologic product offerings during the nine months ended July 31, 2025, compared with the nine months ended July 31, 2024.

Cost of Revenues. Our cost of revenues for the nine months ended July 31, 2025 was $675,000, as compared to cost of revenues of $619,000 for the nine months ended July 31, 2024. The increase in the cost of revenues for the nine months ended July 31, 2025 of $56,000 or 9.1%, from the nine months ended July 31, 2024, was due to the increase of approximately $136,000 of cost of revenues associated with its PPX™ service platform during the nine months ended July 31, 2025, compared with the nine months ended July 31, 2024, partially offset by a decrease of approximately $80,000 in the costs of revenues for its allogenic aesthetic biologic products sold for the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024.

The increase in the cost of revenues associated with its PPX™ service platform was the result of an increase in units sold during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024.

Gross Profit. Our gross profit for the nine months ended July 31, 2025 was $2,870,000 (81.0% of revenues), as compared to gross profit of $2,757,000 (81.7% of revenues) for the nine months ended July 31, 2024. The increase in gross profit during the nine months ended July 31, 2025 of $113,000 (4.1%) was the result of increases in the gross margins received from sales of its PPX™ service platform, partially offset from reduced gross margins received from the sale of its allogenic aesthetic biologic products.

In addition, the percentage of the Company’s revenues associated with its PPX™ service platform, which has a higher cost of revenues as compared to the Company’s allogenic aesthetic biologic product offerings, increased to 24.8% of revenues for the nine months ended July 31, 2025, as compared with 9.7% of revenues for the nine months ended July 31, 2024. The percentage of the Company’s revenues associated with its allogenic aesthetic biologic product decreased to 70.2% of revenues for the nine months ended July 31, 2025, as compared with 86.1% of revenues for the nine months ended July 31, 2024.

General and Administrative Expenses. General and administrative expenses for the nine months ended July 31, 2025 were $7,588,000, as compared with $6,651,000 for the nine months ended July 31, 2024, an increase of $937,000 or 14.1%. The increase in the general and administrative expenses for the nine months ended July 31, 2025, from the nine months ended July 31, 2024, was primarily the result of 1) increased stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $1,187,000, (2) increased laboratory related costs of approximately $57,000 and (3) increased professional fees of approximately $134,000 during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024, which were partially offset by (a) decreased payroll and consulting fees of approximately $215,000 and (b) decreased commissions and travel costs of approximately $205,000 during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024.

The decrease in commissions and travel costs during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024, was principally the result of a larger percentage of sales that were generated from house accounts with much lower commission costs than paid to distributors and/or independent sales representatives. The decrease in payroll related expenses during the nine months ended July 31, 2025, from the nine months ended July 31, 2024, was principally the result of the non-renewal of certain executive employment contracts in May 2024.

Other income. Other income for the nine months ended July 31, 2025 was $78,000, as compared to other income of $558,000 for the nine months ended July 31, 2024. The decrease in other income was principally due to reductions in the write-off of advances payable to an affiliate of a former executive of $221,000 resulting from the inability of the affiliate to enforce a claim to collect the advances as the period of statute of limitations had run, the reduction in abatements of IRS penalties of $93,000, the reduction in settlement income from insurance claims of $89,000, reduction in commissions received from sales of Exotropin products of $26,000 and reductions in income from the settlement of liabilities of approximately $61,000, partially offset from increases in other income of $10,000 during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024.

Other expense for the nine months ended July 31, 2025 was $66,000, as compared to other expense of $115,000 for the nine months ended July 31, 2024. The decrease in other expense of $49,000 was principally the result of the reduction of reserves recorded against the carrying value of the Company’s investments in equity securities of $45,000 during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024, Other expense also consisted of interest expense and amortization of discounts associated with the Company’s convertible promissory notes outstanding which was mostly unchanged for the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented:

	For the Nine Months Ended July 31,
	2025	2024
Cash, beginning of period	$657,000	$1,756,000
Net cash used in operating activities	(335,000)	(1,084,000)
Net cash used in investing activities	(23,000)	(45,000)
Net cash provided by financing activities	15,000	478,000
Cash, end of period	$314,000	$1,105,000

During the nine months ended July 31, 2025, the Company had cash used in operating activities of $335,000, as compared to cash used in operating activities of $1,084,000 for the nine months ended July 31, 2024, a decrease in cash used of $749,000. The decrease in cash used was primarily the result of a reduction in general and administrative expenses and other income (expense) after adjusting for non-cash related activities of $4,000 and increases in cash provided from changes in operating assets and liabilities of $642,000 for the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024, partially offset by increases in gross profit of $113,000 for the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024.

The increase in cash provided from changes in operating assets and liabilities was due to increases in accounts payable and accrued expenses and decreases in accounts receivable and prepaid expenses, partially offset from decreases in deferred revenues during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024. The reduction in general and administrative expenses and other income (expense) after adjusting for non-cash related activities was the result of reduced operating expenses associated with payroll, consulting costs and commission expenses during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024.

During the nine months ended July 31, 2025, the Company had cash used in investing activities of $23,000, compared to cash used in investing activities of $45,000 for the nine months ended July 31, 2024, a decrease in cash used from investing activities of $22,000. The decrease in cash used by investing activities was primarily due to the decrease in investments from non-marketable securities of $45,000, partially offset from the increase in payments made in connection with the Company’s purchase of laboratory equipment of $23,000 during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024.

During the nine months ended July 31, 2025, the Company had provided by financing activities of $15,000, as compared to cash provided by financing activities of $478,000 for the nine months ended July 31, 2024. The decrease in cash provided by financing activities of $464,000 was due to the decrease in proceeds from the sale of equity securities of $500,000 and increases in payments on finance leases of $13,000 partially offset from the increase in proceeds received from the exercise of warrants of $50,000 during the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024.

Capital Resources

The Company has historically relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations.

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $4,706,000 for the nine months ended July 31, 2025 and used $335,000 of cash in operating activities during that period. In addition, the Company had a stockholders’ deficit of $2,314,000 at July 31, 2025.

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

The independent auditor’s report dated January 29, 2025 included in our Annual Report on Form 10-K for the year ended October 31, 2024 included an explanatory paragraph as to the Company’s ability to continue as a going concern. As of July 31, 2025, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of July 31, 2025 and through the date of this report, we had no such arrangements.

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

Our Interim Chief Executive Officer and Chief Financial Officer (our principal executive, financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2025, the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

In addition to matters which have been reported in previous periodic Exchange Act filings, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

Item 1A.	Risk Factors.

As a “smaller reporting company” we are not required to disclose information under this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 25, 2025, the Company received notice from a holder of warrants to exercise 21,277 warrants to purchase 21,277 shares of common stock of the Company for a total exercise price of $50,000 ($2.35 per share). The proceeds were received, and the shares were issued on July 30, 2025. The proceeds were used for working capital purposes.

The above securities were offered and sold to in accordance with the exemption from registration afforded by Section 4(a) (2) of the Securities Act of 1933, as amended (the “Securities Act”), as the purchaser provided the Company with appropriate representations as to the purchaser’s investment intent and status as an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

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

September 15, 2025