Form 10-K
period 2025-10-31
Zeo ScientifiX, Inc.
filed 2026-01-29
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2025

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

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $7,129,000 based on the closing price of $2.05 per share of common stock and 3,477,784 shares of common stock of the Registrant held by non-affiliates on April 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of January 28, 2026, there were 7,614,941 shares of common stock, $0.001 par value per share, issued and outstanding.

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

The Company has a portfolio of proprietary products derived from ethically sourced birth tissue, including mesenchymal stem cells, stem cell and amniotic fluid derived exosomes and Whartons Jelly matrix. The Company’s principal product is Zofin™, a product derived from amniotic fluid and manufactured to retain the naturally occurring extracellular vesicles, proteins and cell secreted nanoparticles. ZEO also manufactures Patient Pure X™ (“PPX™”), a proprietary autologous biologic containing a nanoparticle fraction that is precipitated from a patient’s own peripheral blood. ZEO’s products are all manufactured in FDA-registered, cGMP-compliant laboratory facilities. Our portfolio of products (“RAAM Products”) and related services are principally used in the health care industry administered through doctors and clinics (“Providers”).

The state of Florida enacted a new “stem cell therapy” law, effective July 1, 2025 (“SB 1768”). The legislation authorizes licensed physicians to administer non-FDA-approved stem cell and other human tissue-derived therapies for orthopedic, wound care, and pain management indications. It mandates compliance with cGMP and prohibits the use of stem cells derived from aborted fetuses, promoting ethically sourced materials such as adult stem cells and umbilical cord blood. SB 1768 also requires informed patient consent and disclosure that treatments are not FDA-approved.

Zeo expects that SB 1768 will create substantial new demand for current and future stem cell therapy products by: (i) meeting existing physician and patient interest in regenerative therapies, (ii) increasing awareness of the availability and potential efficacy of stem cell therapy treatments, and (iii) attracting medical tourists who previously sought stem cell therapy treatments abroad but can now access comparable procedures in Florida under higher regulatory standards and at lower cost. Accordingly, the Company has begun to pursue clinical research and commercial sales strategies that are compliant with SB 1768.

By enabling physicians to adopt Zeo’s products for approved indications in Florida, the Company anticipates significant revenue growth and faster advancement of its clinical trial objectives at reduced cost. ZEO expects to further distinguish itself through leadership in research, quality, safety, and regulatory compliance for biologics. The new law also allows Zeo to collect real-world safety and outcome data from providers—data that previously could only be obtained through FDA Investigational New Drug (IND) applications or Institutional Review Board (IRB)-approved studies. Access to this data is expected to lower risks associated with the Company’s future FDA submissions for product approvals.

While prioritizing the anticipated growth of Florida’s stem cell market, Zeo continues to advance its research programs, including clinical studies, product development, and ongoing quality and compliance initiatives. The Company recently launched an IRB-approved clinical study titled “Open-Label Prospective Longitudinal Clinical Trial to Evaluate the Safety and Potential Efficacy of PPX™ in Patients Suffering from Musculoskeletal Joint Pathologies Using Real-World Data to Monitor Patient Outcomes.” The study will enroll up to 350 patients, with five clinics already participating and seven patients enrolled to date.

In addition to the Company’s efforts to develop, manufacture and market products that are compliant with SB 1768, the Company has recently developed and begun to distribute additional products that incorporate its proprietary ingredients for products to be used in topical aesthetic applications and is actively exploring further development of additional products to be used in other topical aesthetic applications.

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

We have not obtained any opinion or ruling regarding the Company’s operations and whether the processing, sales and distribution of the products we currently supply and/or produce would be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s or fall within SB 1768 that permits the use and sale of certain stem cell therapies and products that would otherwise be restricted under current FDA regulations. However, we believe that our products are compliant and fall within the respective guidelines and intend to vigorously defend against any adverse interpretation by the FDA and/or the state of Florida on the classification of our products that may be deemed as not being compliant under currently defined regulations, if any. Notwithstanding the foregoing, we are undertaking efforts on an ongoing basis to mitigate any potential risks associated with an adverse ruling by the FDA and the subsequent limitations on our ability to continue to generate revenues from the sale of our products in the United States until the Company obtains the required licenses. The efforts include continuing with clinical trials, expanding sales internationally and developing new product offerings and/or designations of products that would not fall under these regulations.

Fiscal 2025 Developments

BioXtek Joint Venture

On February 4, 2025, the Company entered into a Binding Memorandum of Understanding (the “Binding MOU”) with BioXtek, LLC, a Florida limited liability company (“BioXtek”) setting forth the terms of a joint development, manufacturing, marketing and funding arrangement to be entered into by the Company and BioXtek in various phases (the “BioXtek Joint Venture”). BioXtek is a privately-held Florida-based company engaged in the development, manufacturing and marketing of biologic regenerative therapeutics.

The Company and BioXtek failed to execute and deliver the required series of definitive agreements documenting the BioXtek Joint Venture, including the mutual agreement to modify certain terms as set forth in the Binding MOU with respect to the Company relocating its operations to BioXtek’s Pompano Beach, Florida manufacturing facility and the structure of how the parties will collaborate in future clinical trials and the sale of products that were intended to be sold pursuant to the BioXtek Joint Venture.

In June 2025, BioXtek sought to terminate the Binding MOU and the BioXtek Joint Venture for alleged breaches by the Company, which the Company contested. As the Company and BioXtek were not able to amicably resolve the dispute, on December 17, 2025, the Company commenced an action against BioXtek in Broward County Circuit Court (and an amended Complaint on January 5, 2026), asserting claims for breach of contract and implied covenant, fraudulent inducement, violation of the Florida Deceptive Unfair Trade Practices Act, equitable accounting, and declaratory judgment.

BioLumina Acquisition

On June 25, 2025, the Company acquired all the outstanding limited liability company interests of BioLumina, LLC (“BIO”), a Delaware limited liability company, from its members. BioLumina was engaged in the sale and distribution of topical aesthetic products. The Company acquired BIO for the purpose of obtaining the finished goods inventory on hand and certain trademarks applications that were pending review and approval.

Exotropin Sales Representative Agreement

In August 2024, the Company entered into a sales representative agreement (the “Sales Agreement”) with Exotropin, LLC (“Exotropin”), a privately held formulator of skin care products, in which the Company had previously made a minority investment. The investment in Exotropin was made with and the Sales Agreement was entered into with Exotropin with a view to collaborating on the development of products for the aesthetics market combining Exotropin’s skin care expertise and the Company’s proprietary technology. In November 2024, The Company announced the launch of its initial collaborative product with Exotropin. On August 15, 2025, the Company terminated the Sales Agreement for cause.

Exotropin filed a complaint against the Company for declaratory judgment on August 29, 2025, concerning the Sales Agreement, seeking declarations related to termination and the survival/enforceability of certain restrictive and other clauses. On November 6, 2025, the Company moved to dismiss Exotropin’s complaint and to strike the jury demand pursuant to the agreement’s jury waiver. The Company filed counterclaims on November 17, 2025, alleging, among other things, unjust enrichment tied to diverted sales, tortious interference with business relationships, and seeking imposition of a constructive trust, as well as recovery of attorneys’ fees and costs, with rights reserved to amend and supplement. On January 7, 2026, Exotropin filed a First Amended Complaint adding claims for breach of contract and breach of fiduciary duty and seeking injunctive and monetary relief.

Strategic Partnership with Cytora and Made Scientific

On January 7, 2026, the Company announced that it had entered into a comprehensive strategic partnership with Cytora Therapeutics Ltd. (“Cytora”), a clinical-stage biotechnology company based in Israel developing allogeneic stem cell therapies and Made Scientific, Inc. (“Made Scientific”), a leading U.S.-based cell therapy contract development and manufacturing organization (“CDMO”), seeking to advance and commercialize Cytora’s novel allogeneic, off- the- shelf, human oral mucosal stem cell therapy in the United States. The partnership objectives will be the commercialization of the Cytora novel therapeutic through available avenues that have opened up under SB 1768 for the treatment of wound care, pain, and orthopedic conditions and the parallel commencement of U.S. FDA Phase 2b clinical trials for the therapeutic towards the goal of obtaining an approved FDA license.

Under this multi-party collaboration, Cytora will provide the right to manufacture Cytora’s product, while continuing clinical and regulatory development, Made Scientific will serve as the exclusive U.S. manufacturing partner, cGMP manufacture, and quality control release testing of starting tissue-derived cell banks and final drug product from its state-of-the-art Princeton, New Jersey facility, and Zeo will serve as the exclusive U.S. commercial partner, providing market access, distribution infrastructure, and clinical site management.

The parties are currently in the process of preparing the various definitive agreements associated with the collaboration.

Corporate Information

The Company was incorporated in the state of Nevada on August 9, 2011, under the name “Bespoke Tricycles Inc.,” changed its name to “Biotech Products Services and Research, Inc.” effective November 4, 2015, to “Organicell Regenerative Medicine, Inc.” effective June 20, 2018 and assumed its current name of “Zeo ScientifiX, Inc.” effective February 20, 2024.

Our executive offices are located at 3321 College Avenue, Suite 246, Davie, Florida and our telephone number is (888) 963-7881. Our corporate website is www.zeoscientifix.com.. Information appearing on our website is not part of this Annual Report.

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

Despite the above, anecdotal and medical literature has shown an increased demand by patients for access to alternative medical therapies and treatments. Patients are seeking these alternatives to traditional allopathic medicine, due to the adverse events associated with traditional pharmaceuticals, risks associated with surgeries, and that traditional medicine and insurers are not addressing wellness or preventive medicine sufficiently. To address a wide variety of common and debilitating conditions related to aging, the Company is developing safer alternatives to traditional therapies, leveraging the latest regenerative technologies. As described above, these alternative therapies face significant restrictions because of regulations imposed by the FDA, other regulatory bodies and insurers due to lack of a sufficient body of randomized controlled studies. Nonetheless, many published case series and some randomized trials demonstrate the safety and efficacy of regenerative therapies, and payor coverage may expand as the body of supportive research grows. Notwithstanding these current dynamics, patients and consumers are looking to safe alternatives compared to more traditional medicine, including the following:

●	Cellular/ Tissue based therapies

○	Mesenchymal stromal/stem cells (MSCs)

○	Hematopoietic stem cells (HSCs)

○	Adipose-derived stromal vascular fraction

○	Bone marrow concentrates

○	Peripheral blood derived therapies (i.e., platelet rich plasma, PPX)

○	Perinatal derived -based therapies (amniotic membrane, placental tissue, extracellular vesicles, umbilical cord tissue or blood)

■	Technology documented since 1910 for safety and efficacy, tissue processed from human amniotic membrane and fluid, donated by consenting mothers delivering a full-term healthy baby by scheduled Caesarean section, avoiding any ethical or moral concerns, proven safety record, case series documented success in a multitude of systemic and local pathologies

○	Secretome based therapies, Growth factor, cytokine therapies

●	Anti-Aging

○	Supplements

■	Vitamin

■	Mineral

■	Medical foods

○	Peptides

○	Topical lotions and creams for the largest organ the skin

●	Nontraditional medical alternatives

○	Acupuncture

○	Naturopathic

○	Chiropractic

●	Self-directed

○	Meditation

○	Yoga

○	Tai Chi

Currently, patients who desire alternative treatments rely on the following options:

●	Medical Tourism

○	In United States

○	Off-shore United States

■	Central and South America

■	Caribbean

■	Europe

●	Consulting directly with physicians knowledgeable in providing regenerative medical services

●	Unlicensed life coaches

Current Business Strategy

Our current business strategy is to achieve the following goals and milestones:

1.	Perform ongoing research and data gathering to support publishing peer-reviewed outcomes and additional support for safety and efficacy of ZEO’s products. ZEO intends to achieve this through:

a.	Continued IND and IRB related clinical trials with large clinics and institutions,

b.	The ability to advance clinical research by leveraging data collected from providers that treat specific indications from biologics legally sold in Florida under SB 1768 (and potentially other states in the future that adopt similar legislation) which previously could only previously be done through an FDA approved IND or IRB. Collecting safety and outcome data in real time will ultimately reduce the costs (time and $$) and risks to pursue a desired FDA approval for an indication(s),

c.	Seek accelerated approval and reimbursement where available for each product application in accordance with existing regulatory guidelines, including 21st Century Cures Act (“Cures Act”) and/or through the granting of an FDA-approved biologics application (“BLA”).

2.	Identify and consummate strategic relationships and acquisition targets that would enhance and/or accelerate the growth of the Company such as (a) existing raw material and/or medical device suppliers or owners of advanced and proven intellectual property associated with manufacturing and/or supplying existing and/or additional desired RAAM products; (b) Providers that specialize in RAAM products; and/or (c) companies that market and distribute RAAM products.

3.	Development / supply of new products and services to support Providers;

a.	Expand current products to target specific indications that comply with SB 1768 (Pain, Wound Care, Orthopedics),

b.	Identify alternative products and services to (a) offset any potential decline in revenues resulting from FDA limitations on the sales and distribution of our existing products currently being sold and distributed and/or future expected FDA restrictions on RAAM products; and (b) provide our Providers with alternative product and treatment options to remain competitive with the market and our Providers to meet the needs and demands of their patients.

4.	Increase sales of our products that are compliant with FDA regulations and/or SB 1768 which became effective July 1, 2025 (“SB 1768”);

a.	Expand w-2 sales force,

b.	Continue to grow independent national and regional sales organizations (1099) to market and distribute the Company’s products,

c.	Partnership with concierge medicine and large practice groups and regenerative medicine focused practices,

d.	Scaling physician adoption nationwide through turnkey integration programs,

e.	Building strategic partnerships with universities, hospitals, biotech firms, and global distribution networks,

f.	Expand sales into the Medical Aesthetic market

5.	Continue efforts to strengthen market awareness of the Company, our portfolio of product offerings that are derived from various birth tissue sources and levels of concentration and the Company’s superior safety, quality and compliance surrounding its operations and biologic product offerings. These initiatives include:

a.	Rebranding of our product line to Day Zero™

b.	Website redesign

c.	Digital Marketing

d.	Webinars, seminars, curated events

6.	Assure the Company maintains compliance with existing and the anticipated changes to FDA regulations, including the guidance related to the use and sale of tissue-based products (“HCT/Ps”) which was published in November 2017 and took effect in May 2021, as well as readiness to respond to ongoing future changes to regulations impacting our products.

7.	Engage high profile and industry recognized medical advisors, researchers and/or scientists to serve as ambassadors to the Company, to help identify and develop new and emerging technologies concerning biologics, and to assure our Products remain cutting edge and competitive to products offered by other companies.

8.	Identify sources of exclusive and superior suppliers of RAAM products and/or raw materials used by us in processing our RAAM products.

9.	Secure additional working capital;

a.	Fund shortfalls in working capital to fund ongoing expenses and required payments to vendors and creditors until revenues are stabilized

b.	Fund ongoing costs to complete current pipeline of clinical trials as well as future clinical trials

c.	Fund capital expenditures associated with meeting expected production, processing and research requirements and maintaining compliance of our facilities and products

d.	Fund our strategy to develop and expand our revenues for the sales and distribution of RAAM related products described above;

e.	Hire additional personnel to support our growth and planned expansion; and

f.	Enhance our CRM, e-commerce and ERP capabilities to facilitate marketing, sales and distribution functionality and accounting for our operations

10.	Enhance Company Corporate Governance;

a.	Continue to develop and expand the Company’s internal control policies; and

b.	Continue to explore previously announced plans to uplist the Company to a nationally recognized exchange for the purpose of enhancing interest and investment opportunities for the Company once the Company is able to demonstrate compliance with initial listing requirements, including minimum share price and stockholder’s equity thresholds.

Market Overview

The population of the United States and many other developed economies is aging due to increased life expectancy and sustained declines in fertility rates. According to the U.S. Census Bureau, the number of individuals aged 65 years and older in the United States reached approximately 61.2 million in 2024, representing about 18.0% of the total U.S. population. The proportion of older adults has increased steadily over time, reflecting long-term demographic shifts in population age structure.

Demographic projections indicate that population aging in the United States is expected to continue over the coming decades. Research published by the Population Reference Bureau projects that the number of Americans aged 65 and older will rise to approximately 82 million by 2050, at which point this age group is expected to represent approximately 23% of the total U.S. population. These changes are driven in part by the aging of the post-World War II baby-boom generation, all of whom will be at least 65 years old by 2030.

Similar trends are occurring globally. According to population projections published by the United Nations, the number of people aged 65 years and older worldwide is expected to more than double, increasing from approximately 761 million in 2021 to about 1.6 billion by 2050. Population aging is occurring across both developed and many emerging economies as longevity increases and birth rates decline.

These demographic trends are expected to influence labor force participation, consumer behavior, healthcare utilization, public expenditures, and overall economic growth patterns in the United States and globally. As a result, population aging represents a significant structural factor shaping long-term market conditions across multiple sectors.

The world average age of death has increased by 35 years since 1970, with declines in death rates in all age groups, including those aged 60 and older according to the Institute for Health Metrics and Evaluation, 2013. The leading causes of death are shifting, in part because of increasing longevity. Between 1990 and 2013, the number of deaths from non-communicable diseases (“NCDs”) has increased by 42%; and the largest increases in the proportion of global deaths took place among the population aged 80 and over. An estimated 42.8% of deaths worldwide occur in the population aged 70 and over, with 22.9% in the population aged 80 and over.

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

Florida Stem Cell Therapy Law – SB 1768

Effective July 1, 2025, the state of Florida enacted a new “stem cell therapy” law, SB 1768, which authorizes licensed physicians to administer certain stem cell therapies that have not been approved by the U.S. Food and Drug Administration (“FDA”) for use in the treatment of orthopedic conditions, wound care, and pain management, provided specific statutory requirements are met. The law mandates adherence by suppliers to FDA’s current good manufacturing practices (cGMP) for stem cell products and explicitly prohibits the use of stem cells derived from aborted fetuses, encouraging ethically sourced cells like adult stem cells and umbilical cord blood. The law also imposes certain requirements of physicians, including obtaining patient consent and notices warning that the treatments are not FDA approved.

Several other U.S. states have implemented laws expanding access to non-FDA-approved stem cell therapies, including Texas, Mississippi, North Carolina, Nevada and Utah and the expectation is that more states will adopt similar provisions in the near future.

The Company expects that SB 1768 will drive significant new demand from (i) the medical tourism population which are no longer required to be treated outside the United States to obtain stem cell treatments (more costly and less reliable), (ii) increased physician and patient demand resulting from increased awareness and education of the availability and benefits of stem cell treatments that may be more efficacious than existing standard of care options and (iii) Florida physicians seeking options to stay relevant and increase their practice revenues.

SB 1768 provides the Company with new legal pathways to market and sell its products, including its newly offered stem cell products. By allowing for physicians to adopt and use the Company’s products, the Company believes that it will be able to significantly grow revenues and accelerate its clinical trial objectives and at significantly lower costs.

The Company has historically been constrained from achieving its desired objectives to grow revenues and obtain funding to advance clinical trials due to FDA constraints and the resulting physician, patient and investor uncertainty over the sale of biologics which could restrict the providers’ ability and desire to use biologic products and the costs, time and overall risks associated with performing clinical trials and ultimately obtaining FDA approval.

Under SB 1768, the Company:

1.	is now able to legally sell its biologics in Florida (and potentially other states in the future that adopt similar legislation), including newly offered and highly sought after Stem Cells, and

2.	is now able to educate providers and market its products, which will allow ZEO to distinguish itself among its competitors as a global leader in research, quality, safety and regulatory compliance for biologics, and

3.	has the ability to advance clinical research by leveraging data collected from providers that treat specific indications which previously could only be done through an FDA approved IND or IRB. Zeo believes that collecting safety and outcome data in real time will ultimately reduce the costs (time and $$) and risks to pursue a desired FDA approval for an indication(s).

If we are able to fully implement our intended business plan with respect to stem cell therapy products, we believe that we will be well situated to address this increased consumer demand for alternative medical treatments.

Marketing and Sales

Currently, we market our RAAM products and services to a network of Providers through in-house, contracted sales personnel and/or from independent distributors. As of the date of this Annual Report, we had five in-house salespersons who marketed our RAAM products and services. In addition, we had arrangements with several independent distributors that were marketing and distributing our products. We intend in the future to expand our in-house sales force and independent distributors as our working capital improves, our product line expands and as volumes increase. We also intend to develop and offer ongoing training seminars to provide the best possible information on the latest advances on anti-aging, and regenerative medicine to Providers.

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

Issued Patents:

ZEO ScientifiX™ has two issued U.S. Patents for its Organicell™ line of products and the proprietary techniques used for processing perinatal fluid.

U.S. Patent No. 12,053,494

Titled: COMPOSITIONS COMPRISING NANOPARTICLES, METHOD OF MAKING AND USES THEREOF

Application No.: 17/990,522 (Continuation of 17/226,587)

Filed: November 18, 2022

Inventor: Maria Ines Mitrani

Applicant: Organicell Regenerative Medicine, Inc.

Issue Date: August 6, 2024

Assignment: MARIA INES MITRANI (Assignor), ORGANICELL REGENERATIVE MEDICINE, INC. (Assignee)

Recorded: March 17, 2023

Reel/Frame: 063014/0851

Assignment: ORGANICELL REGENERATIVE MEDICINE, INC. (Assignor), ZEO SCIENTIFIX, INC. (Assignee)

Recorded: July 28, 2025

Reel/Frame: 072287/0052

U.S. Patent No. 12,377,121

Titled: COMPOSITIONS COMPRISING NANOPARTICLES, METHOD OF MAKING AND USES THEREOF

Application No.: 17/226,587

Filed: April 9, 2021

Inventor: Maria Ines Mitrani

Applicant: Organicell Regenerative Medicine, Inc.

Issue Date: August 5, 2025

Assignment: MARIA INES MITRANI (Assignor), ORGANICELL REGENERATIVE MEDICINE, INC. (Assignee)

Recorded: April 9, 2021

Reel/Frame: 055878/0801 & 055878/0900

Assignment: ORGANICELL REGENERATIVE MEDICINE, INC. (Assignor), ZEO SCIENTIFIX, INC. (Assignee)

Recorded: June 26, 2025

Reel/Frame: 071757/0113

ZEO ScientifiX™ has one issued U.S. Patent for its Organicell™ PPX product and the proprietary techniques used in the administration of blood-derived exosomes to treat pain.

U.S. Patent No. 12,213,994

Titled: COMPOSITIONS AND METHODS FOR TREATING PAIN WITH EXTRACELLULAR VESICLES

Application No.: 18/063,227

Filed: December 8, 2022

Inventors: Maria Ines Mitrani, Michael Bellio, and Albert Mitrani

Applicant: Organicell Regenerative Medicine, Inc.

Issue Date: February 4, 2025

Assignment: MARIA INES MITRANI (Assignor), MICHAEL BELLIO (Assignor),

ALBERT MITRANI (Assignor), ORGANICELL REGENERATIVE MEDICINE, INC. (Assignee)

Recorded: April 19, 2023

Reel/Frame: 063370/0572

Assignment: ORGANICELL REGENERATIVE MEDICINE, INC. (Assignor), ZEO SCIENTIFIX, INC. (Assignee)

Recorded: December 10, 2024

Reel/Frame: 069585/0596

Patent Applications:

ZEO ScientifiX™ has one U.S. Patent Application on file for its Organicell™ line of products and the proprietary techniques used for processing perinatal fluid.

U.S. Patent Application No. 18/981,124 (Continuation of 17/226,587)

Titled: COMPOSITIONS COMPRISING NANOPARTICLES, METHOD OF MAKING AND USES THEREOF

Filed: December 13, 2024

Inventor: Maria Ines Mitrani

Applicant: Zeo ScientifiX, Inc.

Assignment: MARIA INES MITRANI (Assignor), ORGANICELL REGENERATIVE MEDICINE, INC. (Assignee)

Recorded: July 24, 2025

Reel/Frame: 071826/0850

Assignment: ORGANICELL REGENERATIVE MEDICINE, INC. (Assignor), ZEO SCIENTIFIX, INC. (Assignee)

Recorded: July 28, 2025

Reel/Frame: 072287/0052

ZEO ScientifiX™ has one U.S. Patent Application on file for its Organicell™ PPX product and the proprietary techniques used in the administration of blood-derived exosomes to treat pain.

U.S. Patent Application No. 19/045,385 (Continuation of 18/063,227)

Titled: COMPOSITIONS AND METHODS FOR TREATING PAIN WITH EXTRACELLULAR VESICLES

Filed: February 4, 2025

Inventors: Maria Ines Mitrani, Michael Bellio, and Albert Mitrani

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

Country: Canada Application Number: 3242248 Filing Date: December 8, 2022

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

Registration Number: 7,469,132

Filing Date: July 13, 2020

Owner: Zeo ScientifiX, Inc.

Assignment: Organicell Regenerative Medicine, Inc. (Assignor), Zeo ScientifiX, Inc. (Assignee)

Recorded: December 10, 2024

Reel/Frame: 8675/0758

Word Mark: ORGANICELL

Goods/Services: Biologically derived products developed from perinatal tissue material in the nature of cultured biological tissue and non-cultured biological tissue, for aesthetic purposes, other than for medical or veterinary purposes (IC 001); Biologically derived products developed from perinatal tissue material for medical and medical regenerative purposes, namely, biological tissue grafts, implants comprising living tissue, surgical implants comprising living tissue, and biological implants for cushioning tissues and supporting tissue repair and homeostasis (IC 005)

Registration Number: 6,647,223

Filing Date: May 6, 2020

Owner: Zeo ScientifiX, Inc.

Assignment: Organicell Regenerative Medicine, Inc. (Assignor), Zeo ScientifiX, Inc. (Assignee)

Recorded: December 10, 2024

Reel/Frame: 8675/0758

Word Mark: PATIENT PURE X - PPX

Goods/Services: plasma extracts for medical use, namely, plasma extract containing purified and concentrated exosomes derived from whole human blood (IC 005)

Registration Number: 6,654,296

Filing Date: January 24, 2020

Owner: Zeo ScientifiX, Inc.

Assignment: Organicell Regenerative Medicine, Inc. (Assignor), Zeo ScientifiX, Inc. (Assignee)

Recorded: December 10, 2024

Reel/Frame: 8675/0758

Word Mark: PATIENT PURE X - PPX

Goods/Services: plasma processing services for others, namely, extracting purified and concentrated exosomes based on whole blood harvested from patients for use by hospitals, clinics, or other organizations or persons involved in delivering healthcare services to patients (IC 040)

Registration Number: 6,654,297

Filing Date: January 24, 2020

Owner: Zeo ScientifiX, Inc.

Assignment: Organicell Regenerative Medicine, Inc. (Assignor), Zeo ScientifiX, Inc. (Assignee)

Recorded: December 10, 2024

Reel/Frame: 8675/0758

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

Registration Number: 6,815,780

Filing Date: September 9, 2020

Owner: Zeo ScientifiX, Inc.

Assignment: Organicell Regenerative Medicine, Inc. (Assignor), Zeo ScientifiX, Inc. (Assignee)

Recorded: December 10, 2024

Reel/Frame: 8675/0758

Word Mark: XOTIN

Goods/Services: Biologically derived nanoparticles, namely, exosomes and extracellular vesicles, developed from perinatal tissue material for aesthetic purposes, other than for medical or veterinary purposes (IC 001)

Registration Number: 6,847,416

Filing Date: September 9, 2020

Owner: Zeo ScientifiX, Inc.

Assignment: Organicell Regenerative Medicine, Inc. (Assignor), Zeo ScientifiX, Inc. (Assignee)

Recorded: December 10, 2024

Reel/Frame: 8675/0758

Word Mark: PPX

Goods/Services: Biotechnological products, namely, blood-derived biologics being plasma extract containing concentrated nanoparticles derived from whole human blood (IC 005)

Registration Number: 7,667,270

Filing Date: January 4, 2024

Owner: Zeo ScientifiX, Inc.

Assignment: Organicell Regenerative Medicine, Inc. (Assignor), Zeo ScientifiX, Inc. (Assignee)

Recorded: December 10, 2024

Reel/Frame: 8675/0758

Word Mark: ZEO SCIENTIFIX

Goods/Services: Manufacturing services for others in the field of regenerative medicine (IC 040); Scientific research services for others in the field of regenerative medicine; Scientific laboratory services; Design of biotechnological products being regenerative medicine products (IC 042)

Serial Number: 98307890

Filing Date: December 11, 2023

Owner: Zeo ScientifiX, Inc.

Status: Notice of Allowance Issued August 12, 2025

Assignment: Organicell Regenerative Medicine, Inc. (Assignor), Zeo ScientifiX, Inc. (Assignee)

Recorded: December 10, 2024

Reel/Frame: 8675/0758

Composite Mark: ZEO SCIENTIFIX (Stylized/Design)

Goods/Services: Manufacturing services for others in the field of regenerative medicine (IC 040); Scientific research services for others in the field of regenerative medicine; Scientific laboratory services; Design of biotechnological products being regenerative medicine products (IC 042)

Serial Number: 98307906

Filing Date: December 11, 2023

Owner: Zeo ScientifiX, Inc.

Status: Notice of Allowance Issued August 12, 2025

Assignment: Organicell Regenerative Medicine, Inc. (Assignor), Zeo ScientifiX, Inc. (Assignee)

Recorded: December 10, 2024

Reel/Frame: 8675/0758

Word Mark: ZEO GROWX

Goods/Services: Hair growth serum in the nature of a system comprised of hair growth stimulants for follicle stimulation (IC 005)

Serial Number: 98883075

Filing Date: December 3, 2024

Owner: Zeo ScientifiX, Inc.

Status: Notice of Allowance Issued December 9, 2025

Word Mark: ZEO HAIR GROW

Goods/Services: Hair growth serum in the nature of a system comprised of hair growth stimulants for follicle stimulation (IC 005)

Serial Number: 98884330

Filing Date: December 4, 2024

Owner: Zeo ScientifiX, Inc.

Status: Notice of Allowance Issued December 9, 2025

Word Mark: ZEO GROW BOOST

Goods/Services: Hair growth serum in the nature of a system comprised of hair growth stimulants for follicle stimulation (IC 005)

Serial Number: 98884343

Filing Date: December 4, 2024

Owner: Zeo ScientifiX, Inc.

Status: Notice of Allowance Issued December 9, 2025

Word Mark: DAY ZERO

Goods/Services: Biologically derived products developed from perinatal tissue material for skincare aesthetic purposes (IC 001); Biologically derived products developed from perinatal tissue material for medical, regenerative and aesthetic purposes (IC 005)

Serial Number: 99199389

Filing Date: May 23, 2025

Owner: Zeo ScientifiX, Inc.

Status: Non-Final Office Action Issued October 10, 2025

Word Mark: DAY XERO

Goods/Services: Biologically derived products developed from perinatal tissue material for skincare aesthetic purposes (IC 001); Biologically derived products developed from perinatal tissue material for medical, regenerative and aesthetic purposes (IC 005)

Serial Number: 99199359

Filing Date: May 23, 2025

Owner: Zeo ScientifiX, Inc.

Status: Non-Final Office Action Issued October 10, 2025

Word Mark: DAY ZERO STEM CELL MATRIX

Goods/Services: Conditioned media derived from processing of stem cells (IC 005)

Serial Number: 99334949

Filing Date: August 13, 2025

Owner: Zeo ScientifiX, Inc.

Status: Non-Final Office Action Issued October 10, 2025

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

Allogenic competitors are primarily producer-distributor companies which historically included Kimera Labs, Frontier Biologics, Platinum Biologics, Benev Company Inc., Exocel Bio, Re-gen Active Lab, Neobiosis, MiMedix Group, Inc., Invitrx Therapeutics, DermaSciences, Signature Biologics, Direct Biologics and Vitti Labs LLC, as well as a number of distributors who sell white-labeled products from those producer-distributor entities. Additionally, there are a variety of accredited blood, bone, and soft tissue banks that we historically competed against. Currently one of the largest companies in the autologous segment is Regenexx.

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

Government Regulation

General

The Company’s operations are subject to FDA regulations in connection with the sales and distribution of its RAAM products. In addition, the Company relies on supply agreements with birth tissue recovery companies, supply manufacturers and/or third-party distributors for the supply of RAAM products and/or the Company’s intended objectives to conduct research and development and clinical trials of RAAM products, all of whom are required to comply with FDA regulations. We anticipate these regulations will be heavily enforced and subject to more restrictive regulations by the FDA in the future. A summary of the current FDA regulations is set forth below.

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

The Company’s autologous product called Patient Pure X™ (PPX™). PPX™ is a non-manipulated biologic containing the nanoparticle fraction from a patient’s own peripheral blood.

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

Florida Stem Cell Therapy Law – SB 1768

Effective July 1, 2025, the state of Florida enacted SB 1768, which authorizes licensed physicians to administer certain stem cell therapies that have not been approved by the FDA for use in the treatment of orthopedic conditions, wound care, and pain management, provided specific statutory requirements are met. The law mandates adherence by suppliers to cGMP for stem cell products and explicitly prohibits the use of stem cells derived from aborted fetuses, encouraging ethically sourced cells like adult stem cells and umbilical cord blood. The law also imposes certain requirements of physicians, including obtaining patient consent and notices warning that the treatments are not FDA approved.

Several other U.S. states have implemented laws expanding access to non-FDA-approved stem cell therapies, including Texas, Mississippi, North Carolina, Nevada and Utah and the expectation is that more states will adopt similar provisions in the near future.

Key provisions of SB 1768 include:

●	Authorization for licensed Florida physicians to perform specified stem cell therapies that are not FDA-approved, subject to compliance with Florida law and applicable standards for the collection, processing, storage, and use of human cells, tissues, or cellular or tissue-based products.

●	Requirements that stem cells be sourced from facilities registered with the FDA and accredited/certified by specified organizations, and that physicians adhere to current good manufacturing practices (cGMP).

●	Mandatory informed consent from patients — including disclosure that therapies are not FDA-approved — and statutory notice/disclaimer requirements for advertising and patient communications.

●	Prohibitions on the use of stem cells derived from aborted fetuses or embryos and criminal/disciplinary penalties for noncompliance under Florida law.

Manufacturing (Processing)

We intend on becoming a registered establishment, accredited by the American Association of Tissue Banks (“AATB”) for the storage and distribution of tissue products that we purchase directly or indirectly from third party manufacturers. We also intend to seek American Association Blood Banks (“AABB”) accreditation in connection with certain of our products that we intend to store, process and/or distribute.

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

In addition, the Company is reviewing whether any of the existing approved and open IND’s should be modified, terminated and/or replaced.

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

Employees

As of October 31, 2025, we had 20 full-time employees and no part-time employees. We also engaged 2 other consultants that assisted with various regulatory, marketing, administrative activities and distribution services. From time to time, the Company engages independent contractors for sales and administration activities. There are no collective bargaining agreements.

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

The Company incurred net losses of $5,521,000 and $4,705,000 for the years ended October 31, 2025 and October 31, 2024, respectively. In addition, the Company had accumulated deficits of $67,734,000, and $62,213,000 at October 31, 2025 and October 31, 2024, respectively, accumulated stockholders deficit of $1,423,000 and $1,653,000 at October 31, 2025 and October 31, 2024, respectively, and had a working capital deficit of $1,915,000, and $2,123,000 at October 31, 2025 and October 31, 2024, respectively. In their report for the fiscal year ended October 31, 2025, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have a relatively limited operating history in our current business upon which investors can evaluate our future prospects.

Our current business operations, including our laboratory and processing facility have only been operating since May 2019. Moreover, our prioritizing stem cell therapy products as permitted under SB 1768, has only recently commenced during 2025. Therefore, we have a relatively short operating history upon which an evaluation of our current business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a relatively new established business. The risks include, but are not limited to, the possibility that we will not be able to develop or identify functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results could be materially and adversely affected.

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

Our prioritizing stem cell therapy products permitted under SB 1768 may not be successful.

The state of Florida enacted a new “stem cell therapy” law, SB 1768, effective July 1, 2025. The legislation authorizes licensed physicians to administer non-FDA-approved stem cell and other human tissue-derived therapies for orthopedic, wound care, and pain management indications, subject to compliance with cGMP and other regulations related to SB 1768. Zeo expects that SB 1768 will create substantial new demand for its current and future stem cell therapy products and accordingly has elected to prioritize development of these products, either directly or through collaborations, such as its strategic partnership with Cytora and Made Scientific. Moreover, as the stem cell therapies permitted under SB 1768 are not FDA approved, there can be no assurance that the FDA may seek to halt their use. In light of all of the above, Zeo’s efforts with respect to the development, manufacture and marketing of stem cell products and its collaboration with Cytora and Made ScientifiX with respect thereto will be successful and generate significant revenues and profits. In such event, our operating results and financial condition may be adversely affected.

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

Our current supply arrangements for the raw materials to manufacture the products we sell or plan to sell and our third-party supply arrangements for the supply of products manufactured by other parties we sell provide for the supply and pricing for those products. There can be no assurance that our suppliers will continue to produce the products that we currently purchase under our existing arrangements, that our suppliers will be able to comply with the required FDA or other applicable regulations for the manufacturing of such products, that our suppliers will continue to develop technology associated with their manufactured products to remain competitive with other companies, or that our suppliers will remain a going concern in the future. If any of our suppliers were to cause a disruption in our ability to obtain products as desired and expected and/or we are not provided advance notice of such potential disruption, we may not be able to timely identify and replace our current suppliers, if at all, and as a result, we may not be able to provide products to our customers, which will have an adverse impact to our operations.

In the event of default under our outstanding indebtedness, or we are unable to pay other obligations and accounts payable when due, our creditors may file a creditors petition or force us into involuntary bankruptcy which may have an adverse impact on our business.

The Company had working capital deficits of $1,915,000 and $2,123,000 at October 31, 2025 and October 31, 2024, respectively. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. The Company does not have significant fixed and/or intangible assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on short term supply agreements to obtain the supply of raw materials used in manufacturing the products it currently sells and distributes to its customers. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds to implement its business plan and could adversely affect the value of our securities, including the common stock.

The Company currently has $250,000 of 8% Notes, payable annually, which mature on September 30, 2026, unless converted into shares of our common stock by the holders of the Notes. There is no assurance that the Company will make all of the required payments when due or that in the alternative, the holders of the 8% Notes will convert them into shares of our common stock.

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

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

●	The announcement or introduction of new products by our competitors;

●	Failure of Government and private health plans to adequately and timely reimburse the users of our products;

●	Our ability to upgrade and develop our systems and infrastructure to accommodate growth;

●	Our ability to attract and retain key personnel in a timely and cost-effective manner;

●	The continued safety and efficacy of our products;

●	The amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

●	Regulation by Federal, State or Local Governments; and

●	General economic conditions (including fallout from current and future pandemics) as well as economic conditions specific to the healthcare industry.

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

A general slowdown in the global economy, including a recession, or in a particular region or industry, an increase in trade tensions with U.S. trading partners, the imposition of tariffs, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise or refinance debt.

Worldwide economic and social instability could adversely affect our revenue, financial condition, or results of operations.

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the current U.S. policy of imposing tariffs, the conflicts between Russia and Ukraine, between Israel and Hamas, and potentially with Iran, disruptions in the banking system and financial markets, increased inflation and rising interest rates. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected. Our vendors may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions, such as supply chain disruptions and labor shortages and persistent inflation, have affected, and may continue to adversely affect our suppliers’ ability to provide our manufacturers with materials and components, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

We are in a highly competitive and evolving field and face competition from more established developers and manufacturers of regenerative medicine therapeutics, as well as new market entrants.

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

Our products are dependent on the availability of sufficient quantities of stem cell and tissue donors, and any disruption in supply could adversely affect our business.

The success of the therapeutic products we sell depends upon, among other factors, the availability of sufficient quantities of stem cells and tissue from human donors. The availability of donated materials could be adversely impacted by regulatory changes, public opinion of the donor process as well as our and our suppliers’ reputations in the industry. Any disruption in the supply of donated stem cells and human tissue could restrict our growth and could have a material adverse impact on our business and financial condition. We cannot be sure that the supply of stem cells and/or human tissue will continue to be available at current levels or will be sufficient to meet our future needs.

Certain products we offer are derived from human tissue and therefore have the potential for disease transmission.

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

From time to time, we may implement or may acquire new lines of business or offer new products, such as our stem cell therapeutics and products and services within existing lines of business. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed or are evolving. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

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

Our planned stem cell therapeutic products will be subject to compliance with the regulations related to SB 1768 with regard to sales in the state of Florida, with statutes and regulations which may be adopted in other states with respect to similar stem cell therapeutic products, as well as applicable FDA regulation for other applications.

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

Our Chief Executive Officer and Chief Financial Officer noted the following material weaknesses that have caused management to conclude that, as of October 31, 2025, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

Two of our stockholders, Ian T. Bothwell (“Bothwell”), our Chief Executive Officer and Chief Financial Officer and Greyt Ventures LLC (“Greyt”) hold our Series C Preferred Shares, which accord them 51% of the combined voting power of our capital stock, regardless of the number of shares of common stock outstanding. Accordingly, Bothwell and Greyt have the ability to control the election of our directors and influence the outcome of issues submitted to our stockholders. As a consequence, it will be difficult, if not impossible for the other stockholders to remove our management. The voting control of the Company by Bothwell and Greyt could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

The Company is a Nevada corporation. Nevada law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Nevada law also authorizes Nevada corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents provide for this indemnification to the fullest extent permitted by law.

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

On November 19, 2024, Howard Golub, M.D., the Company’s former Chief Science Officer, filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against the Company, alleging a breach of contract as a result of the Company’s failure to pay him severance in the amount of $150,000 in connection with the non-renewal of Dr. Golub’s employment agreement with the Company. Dr. Golub is demanding judgment in the amount of $150,000 plus interest and attorney’s fees. The Company is vigorously defending against the lawsuit.

See “Item 1. Business – 2025 Developments” with respect to litigation between the Company and Exotropin and the Company and BioXtek.

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

Common Stock

As of January 28, 2026, 7,614,941 shares of our common stock were outstanding.

Holders of Our Common Stock

As of January 28, 2026, we had approximately 214 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of January 28, 2026, they held approximately 2,918.487 shares of common stock for these stockholders (based on the last report provided to us, the Company had approximately 3,900 non-objecting beneficial stockholders).

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Board Stock Compensation Plan(1)	-0-	-	22,566

2021 Equity Incentive Plan(2)	1,172,482	$2.91	904,518

(1)	The Company is no longer using the Board Stock Compensation Plan to compensate its non-executive directors.
(2)	As of October 31, 2025

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

Results of Operations

Fiscal year ended October 31, 2025 as compared to fiscal year ended October 31, 2024

Revenues. Our revenues for the year ended October 31, 2025 were $5,199,000, as compared to revenues of $4,620,000 for the year ended October 31, 2024. The increase in revenues for the year ended October 31, 2025 of $579,000 or 12.5%, was due to increases in revenues associated with its PPX™ service platform during the year ended October 31, 2025, compared with the year ended October 31, 2024, partially offset by decreases in revenues from the Company’s allogenic aesthetic biologic products sold during the year ended October 31, 2025, as compared with the year ended October 31, 2024.

The revenues and percentage of overall unit sales derived from the Company’s higher concentration allogenic aesthetic biologic product offerings, lower concentration allogenic aesthetic biologic product offerings and its PPX™ service platform for the year ended October 31, 2025, as compared to the year ended October 31, 2024 are presented below:

	Year Ended October 31, 2025		Year Ended October 31, 2024		Change In Revenues & Percentage Of Overall Revenues		Inc (Dec) In Units Sold
Higher Concentration Allogenic Aesthetic Biologics	$2,171,000	41.8%	$2,420,000	52.4%	$(249,000)	-5.4%	-33.1%
Lower Concentration Allogenic Aesthetic Biologics	$1,394,000	26.8%	$1,363,000	29.5%	$31,000	0.7%	34.2%
	$3,565,000	68.6%	$3,783,000	81.9%	$(218,000)	-4.7%

PPX™	$1,527,000	29.4%	$614,000	13.3%	$913,000	19.8%
Other	$107,000	2.0%	$223,000	4.8%	$(116,000)	-2.5%
Total	$5,199,000	100.0%	$4,620,000	100.0%	$579,000	12.5%

The increase in the overall unit sales associated with its PPX™ service platform was primarily due the Company’s continued sales and marketing efforts which included engaging additional sales representatives, participation in industry related conferences, sponsoring of educational webinars and from sales of PPX™ to the Company’s existing customers.

The Company attributes the net decrease in revenues from higher and lower concentration allogenic aesthetic biologic products sold during the year ended October 31, 2025, compared to the year ended October 31, 2024 due to additional product competition in the marketplace which attracted greater demand for the Company’s lower priced allogenic aesthetic biologic product offerings and lower demand for the Company’s higher priced allogenic aesthetic biologic product offerings during the year ended October 31, 2025, compared with the year ended October 31, 2024.

Cost of Revenues. Our cost of revenues for the year ended October 31, 2025 were $931,000, as compared to cost of revenues of $844,000 for the year ended October 31, 2024. The increase in the cost of revenues for the year ended October 31, 2025 of $87,000 or 10.3%, from the year ended October 31, 2024, was due to the increase of approximately $157,000 of cost of revenues associated with its PPX™ service platform during the year ended October 31, 2025, compared with the year ended October 31, 2024, partially offset by a decrease of approximately $70,000 in the costs of revenues for its allogenic aesthetic biologic products sold for the year ended October 31, 2025, as compared to the year ended October 31, 2024.

Gross Profit. Our gross profit for the year ended October 31, 2025 was $4,268,000 (82.0% of revenues), compared to gross profit of $3,776,000 (81.7% of revenues) for the year ended October 31, 2024. The increase in gross profit during the year ended October 31, 2025 of $492,000 (13.0%) was the result of increases in the gross margins received from sales of its PPX™ service platform, partially offset from reduced gross margins received from the sale of its allogenic aesthetic biologic products.

In addition, the percentage of the Company’s revenues associated with its PPX™ service platform, which has a higher cost of revenues as compared to the Company’s allogenic aesthetic biologic product offerings, increased to 29.4% of revenues for the year ended October 31, 2025, as compared with 13.3% of revenues for the year ended October 31, 2024. The percentage of the Company’s revenues associated with its allogenic aesthetic biologic product decreased to 68.6% of revenues for the year ended October 31, 2025, as compared with 81.9% of revenues for the year ended October 31, 2024.

General and Administrative Expenses. General and administrative expenses for the year ended October 31, 2025 were $9,654,000, as compared to $9,095,000 for the year ended October 31, 2024, an increase of $559,000 or 6.1%. The increase in the general and administrative expenses for the year ended October 31, 2025, from the year ended October 31, 2024, was primarily the result of (a) increased stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $839,000, (b) increased laboratory related costs of approximately $179,000 increased lab expenses and (c) increased professional fees of approximately $78,000 during the year ended October 31, 2025, as compared to the year ended October 31, 2024, partially offset from (1) decreased commissions and travel costs of approximately $212,000, decreased marketing related costs of approximately $110,000, decreased administrative and office related costs of $73,000 and reduced research and development costs of approximately $63,000 during the year ended October 31, 2025, as compared to the year ended October 31, 2024.

The increase in stock-based compensation costs during the year ended October 31, 2025, as compared to the year ended October 31, 2024 was principally the result of increased amortization of costs from shares and options issued to executives and advisors and options issued to employees and outside directors.

The decrease in commissions during the year ended October 31, 2025, as compared to the year ended October 31, 2024 was principally the result of a larger percentage of sales that were generated from house accounts with much lower commission costs than paid to distributors and/or independent sales representatives.

Other income. Other income for the year ended October 31, 2025 was $101,000, as compared to other income of $751,000 for the year ended October 31, 2024. The decrease in other income of $650,000 was principally due to (a) a reduction in non-recurring income in connection with the write-off of advances payable to an affiliate of a former executive of $221,000 resulting from the inability of the affiliate to enforce a claim to collect the advances as the period of statute of limitations had run, (b) the reduction settlements of the Amended Skincare Agreement of $168,000, (c) the reduction in settlement income from insurance claims of $89,000, (d) the reduction in commissions received from sales of Exotropin products of $26,000 and (e) reductions in income from the settlement of liabilities of approximately $156,000, partially offset from increases in other income of $10,000 during the year ended October 31, 2025, as compared to the year ended October 31, 2024.

Other expense for the year ended October 31, 2025 was $236,000, as compared to other expense of $137,000 for the year ended October 31, 2024. The increase in other expense of $99,000 during the year ended October 31, 2025, compared to the year ended October 31, 2024, was principally the result of increased interest costs associated with amortization of loan discounts on Notes payable, increased inducement costs associated with the conversion of Notes payable of $136,000 and increased costs of $2,000 associated with changes in the fair value in the obligation to repurchase shares during the year ended October 31, 2025 as compared to the year ended October 31, 2024, partially offset from reduced reserves against the carrying value of the Company’s investments in equity securities of $45,000 during the year ended October 31, 2025 as compared to the year ended October 31, 2024.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented:

	For the Fiscal Year Ended October 31,
	2025	2024
Cash, beginning of year	$657,000	$1,756,000
Net cash used in operating activities	(718,000)	(1,450,000)
Net cash used in investing activities	(23,000)	(45,000)
Net cash provided by financing activities	305,000	396,000
Cash, end of year	$221,000	$657,000

During the year ended October 31, 2025, the Company used cash in operating activities of $718,000, compared to $1,450,000 for the year ended October 31, 2024, a decrease in cash used of $732,000. The decrease in cash used was primarily the result of an increase in gross profit of $492,000, increases in cash provided from changes in operating assets and liabilities of $389,000 for the year ended October 31, 2025 compared to the year ended October 31, 2024, partially offset from the reduction in general and administrative expenses and other income (expense) after adjusting for non-cash related activities of $147,000 for the year ended October 31, 2025 compared to the year ended October 31, 2024.

The increase in cash provided from changes in operating assets and liabilities was due to decreases in accounts receivable, increases in accounts payable and accrued expenses and accrued liabilities, partially offset by decreases in deferred revenues and increases in inventories during the year ended October 31, 2025 as compared to the year ended October 31, 2024.

During the year ended October 31, 2025, the Company had cash used in investing activities of $45,000 compared to $23,000 for the year ended October 31, 2024, a decrease in cash used in investing activities of $22,000. The decrease in cash used by investing activities was primarily due to the decrease in investments from non-marketable securities of $45,000, partially offset from the increase in payments made in connection with the Company’s purchase of laboratory equipment of $23,000 during the year ended October 31, 2025 as compared to the year ended October 31, 2024.

During the year ended October 31, 2025, the Company had cash provided by financing activities of $305,000 compared to cash provided by financing activities of $396,000 for the year ended October 31, 2024. The decrease in cash provided by financing activities of $91,000 was due to a decrease in proceeds from the sale of equity securities of $200,000 and increases in payments on finance leases of $22,000, partially offset from the increase in proceeds received from the exercise of warrants of $50,000 and a decrease in the amounts paid for shares repurchased in connection with litigation of $80,000 during the year ended October 31, 2025, as compared to the year ended October 31, 2024.

Capital Resources

The Company has historically relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations. During the fiscal year ended October 31, 2025 and through the date of this Annual Report, the Company completed the following private sales of its securities:

In November 2025, the Company commenced a private offering of up to 20 units (“Nov 25 Units”) at a purchase price of $250,000 per Nov 25 Unit for an aggregate purchase price of $5,000,000 (“Offering”). Each Nov 25 Unit consists of (a) 62,500 shares of common stock, $0.001 par value of the Company and (b) warrants to purchase 62,500 shares of common stock of the Company at an exercise price of $4.00 until November 30, 2030. The warrants may be exercised on a cashless basis.

The Offering is being made on a “best efforts” basis pursuant to the exemption from registration afforded by Rule 506(b) of Regulation D under the Securities Act of 1933, as amended (“Securities Act”) for an initial period ending December 31, 2025, which was extended by the Company for period to be determined at the Company’s sole discretion (“Offering Period”). No minimum number of Nov 25 Units need be subscribed for in order for the Company to close on the sale of any of the Nov 25 Units offered. The Company may hold one or more closings of sales of the Nov 25 Units from time to time during the Offering Period.

During November 2025 thru January 2026, the Company sold 4.8 Nov 25 Units to 7 investors for an aggregate purchase price of $1,200,000 and issued 300,000 shares of common stock and 300,000 warrants to purchase shares of common stock.

The proceeds from the sale of the Nov 25 Units are being used for working capital purposes.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had limited revenues since its inception. The Company incurred net losses of $5,521,000 for the year ended October 31, 2025 and used $718,000 of cash from operating activities during that period. In addition, the Company had an accumulated deficit and a stockholders’ deficit of $67,734,000 and $1,423,000, respectively, at October 31, 2025. The Company had a working capital deficit of $1,915,000 at October 31, 2025.

United States Food and Drug Administration (“FDA”) regulations which were announced in November 2017 and which became effective in May 2021 require that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”). Notwithstanding the above, certain states, including Florida (SB 1768) have approved legislation that permits the use and sale of products that would otherwise be restricted under current FDA regulations. The Company has not obtained any opinion or ruling regarding the Company’s operations and whether the processing, sales and distribution of the products it currently produces would be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s.

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

As of October 31, 2025, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of October 31, 2025 and through the date of this report, we had no such arrangements.

Recently Issued Financial Accounting Standards

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on its financial statement disclosures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Zeo Scientifix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zeo Scientifix, Inc. (the “Company”) as of October 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, during the year ended October 31, 2025 the Company incurred significant losses and utilized cash in operations, and had a stockholders’ deficit as of that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

A critical audit matter is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2023.

/s/ Weinberg & Company P.A.

Weinberg & Company P.A.

Los Angeles, CA

January 29, 2026

Zeo ScientifiX, Inc.

CONSOLIDATED BALANCE SHEETS
As of October 31, 2025 and 2024

(Amounts rounded to the nearest thousand except share amounts)

	October 31, 2025	October 31, 2024
ASSETS
Current Assets
Cash	$221,000	$657,000
Accounts receivable, net of allowance for bad debts	35,000	194,000
Other receivables	-	3,000
Prepaid expenses	279,000	79,000
Inventories	423,000	232,000
Total Current Assets	958,000	1,165,000

Property and equipment, net	569,000	478,000
TOTAL ASSETS	$1,527,000	$1,643,000

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,980,000	$1,719,000
Finance lease obligations	33,000	5,000
Convertible promissory note, net of debt discount of $7,000 and $45,000	243,000	680,000
Obligation to repurchase shares	19,000	-
Deferred revenue	598,000	884,000
Total Current Liabilities	2,873,000	3,288,000

Long term finance lease obligations	77,000	8,000
Total Liabilities	2,950,000	3,296,000

Commitments and contingencies

Shares Subject To Possible Redemption
Series C Preferred Stock, $0.001 par value, 100 shares authorized; 100 and 100 shares issued and outstanding, respectively	-	-

Stockholders’ Deficit
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 6,747,441 and 6,344,817 shares issued and outstanding, respectively	7,000	6,000
Additional paid-in capital	66,304,000	60,554,000
Accumulated deficit	(67,734,000)	(62,213,000)
Total Stockholders’ Deficit	(1,423,000)	(1,653,000)

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$1,527,000	$1,643,000

The accompanying notes are an integral part of these consolidated financial statements.

Zeo ScientifiX, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended October 31, 2025 and 2024

(Amounts rounded to the nearest thousand except share amounts)

	Year Ended October 31,
	2025	2024
Revenues (includes sales to related parties of approximately $88,000 and $199,000, respectively)	$5,199,000	$4,620,000

Cost of revenues	931,000	844,000

Gross profit	4,268,000	3,776,000

General and administrative expenses	9,654,000	9,095,000

Loss from operations	(5,386,000)	(5,319,000)

Other income (expense)
Interest expense	(98,000)	(92,000)
Change in obligation to repurchase shares	(2,000)	-
Inducement expense to convert Notes in payable	(136,000)	-
Impairment of non-marketable securities in a related entity	-	(45,000)
Other income	101,000	751,000

Net loss	$(5,521,000)	$(4,705,000)

Net loss per common share - basic and diluted	$(0.86)	$(0.74)

Weighted average number of common shares outstanding - basic and diluted	6,409,953	6,336,392

The accompanying notes are an integral part of these consolidated financial statements.

Zeo ScientifiX, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Years Ended October 31, 2025 and 2024

(Amounts rounded to the nearest thousand except share amounts)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance October 31, 2023	7,283,483	$7,000	$56,260,000	$(57,508,000)	$(1,241,000)
Sale of common stock	250,000	-	500,000	-	500,000
Reverse split round-up adjustment	5,803	-	-	-	-
Cancellation of shares in connection with litigation	(1,164,742)	(1,000)	1,000	-	-
Purchase of shares in connection with litigation	(237,602)	-	(80,000)	-	(80,000)
Exchange of accounts payable for stock	20,000	-	20,000	-	20,000
Fair value of equity instruments issued for compensation:
Fair value of vested shares issued	187,875	-	450,000	-	450,000
Fair value of vested options issued	-	-	953,000	-	953,000
Fair value of vested warrants issued	-	-	2,450,000	-	2,450,000
Net loss	-	-	-	(4,705,000)	(4,705,000)
Balance October 31, 2024	6,344,817	6,000	60,554,000	(62,213,000)	(1,653,000)
Sale of common stock	75,000	-	300,000	-	300,000
Inducement expense to convert Notes payable	-	-	136,000	-	136,000
Conversion of Notes payable	171,347	1,000	513,000	-	514,000
Acquisition of BioLumina	30,000	-	58,000	-	58,000
Exercise of warrants	21,277	-	50,000	-	50,000
Fair value of equity instruments issued for compensation:
Fair value of vested shares issued	105,000	-	233,000	-	233,000
Fair value of vested options issued	-	-	1,523,000	-	1,523,000
Fair value of vested warrants issued	-	-	2,937,000	-	2,937,000
Net loss	-	-	-	(5,521,000)	(5,521,000)
Balance October 31, 2025	6,747,441	$7,000	$66,304,000	$(67,734,000)	$(1,423,000)

The accompanying notes are an integral part of these consolidated financial statements.

Zeo ScientifiX, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended October 31, 2025 and 2024

(Amounts rounded to the nearest thousand except share amounts)

	Year Ended October 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,521,000)	$(4,705,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	73,000	74,000
Amortization of debt discount – Promissory notes	39,000	23,000
Bad debt expense	-	9,000
Change in obligation to repurchase shares	2,000	-
Inducement expense to convert Notes	136,000	-
Write-off of advances payable to former officer	-	(221,000)
Reserve of non-marketable securities – related party	-	45,000
Stock-based compensation	4,693,000	3,853,000
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	159,000	(185,000)
Other receivable	3,000	9,000
Prepaid expenses	(25,000)	27,000
Inventories	(191,000)	78,000
Accounts payable and accrued expenses	200,000	(851,000)
Security deposits	-	7,000
Deferred revenue	(286,000)	387,000
Net cash used in operating activities	(718,000)	(1,450,000)

CASH FLOWS FROM INVESTING
Purchase of fixed assets	(23,000)	-
Investment in non-marketable equity securities – related party	-	(45,000)
Net cash used in investing activities	(23,000)	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	50,000	-
Shares repurchased in connection with litigation	-	(80,000)
Payments on finance leases	(45,000)	(24,000)
Proceeds from sale of common stock	300,000	500,000
Net cash provided by financing activities	305,000	396,000

Decrease in cash	(436,000)	(1,099,000)
Cash at beginning of period	657,000	1,756,000
Cash at end of period	$221,000	$657,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$20,000	$68,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Reduction in accounts payable for equipment returned to vendor	$-	$21,000
Exchange of shares for payables	$-	$20,000
Finance lease obligations	$140,000	$-
Stock issued – Purchase of BioLumina assets	$58,000	$-
Conversion of notes payable and accrued interest for equity	$514,000	$-
Royalty payable in connection with purchase of BioLumina assets	$100,000	$-
Obligation to repurchase shares in connection with purchase of BioLumina assets	$16,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Zeo ScientifiX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Zeo ScientifiX, Inc. (“ZEO” or the “Company”) was incorporated on August 9, 2011 in the State of Nevada under the name Bespoke Tricycles Inc. (changed to Biotech Products Services and Research, Inc. during September 2015 and to Organicell Regenerative Medicine, Inc., effective June 20, 2018). Effective February 20, 2024, we further amended our Articles of Incorporation to assume our current name, Zeo ScientifiX, Inc.

The Company is a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and regenerative medicine. In connection with the state of Florida’s new “stem cell therapy” law, effective July 1, 2025 (“SB 1768”)., the Company has begun to pursue clinical research and commercial sales strategies that are compliant with SB 1768. The Company has a portfolio of proprietary products derived from ethically sourced birth tissue, including mesenchymal stem cells, stem cell and amniotic fluid derived exosomes and Whartons Jelly matrix. The Company’s principal product is Zofin™, a product derived from amniotic fluid and manufactured to retain the naturally occurring extracellular vesicles, proteins and cell secreted nanoparticles. ZEO also manufactures Patient Pure X™ (“PPX™”), a proprietary autologous biologic containing a nanoparticle fraction that is precipitated from a patient’s own peripheral blood. ZEO’s products are all manufactured in FDA-registered, cGMP-compliant laboratory facilities. Our portfolio of products (“RAAM Products”) and related services are principally used in the health care industry administered through doctors and clinics (“Providers”).

In addition to the Company’s efforts to now supply products that are compliant with SB 1768, the Company has recently developed and begun to distribute additional products that incorporate its proprietary ingredients for products to be used in topical aesthetic applications and is actively exploring further development of additional products to be used in other topical aesthetic applications.

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

Concentrations of Risk

Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At October 31, 2025, the Company did not have cash balances in one financial institution in excess of FDIC insurance coverage limits.

Major Customer

During the year ended October 31, 2025, the Company sold products and services totaling approximately $741,000 (14.3%) to a large medical practice group, approximately $597,000 (11.5%) to a large distributor and medical practice group and approximately $568,000 (10.9%) to another large distributor and medical practice group.

During the year ended October 31, 2024, the Company sold products and services totaling approximately $661,000 (14.3%) to a large distributor and medical practice group and approximately $556,000 (12.0%) to another large distributor and medical practice group.

As of October 31, 2025, the Company had accounts receivable from one customer. As of October 31, 2024, the Company had accounts receivable from three customers which comprised 60%, 17% and 12% of its gross accounts receivable, respectively. There were no other customers that accounted for more than 10% of accounts receivable at October 31, 2025 or 2024.

The Company’s sales agreements are non-exclusive and the Company does not believe it has any exposure based on the customers of its products.

Major Supplier

The Company has contracts with more than one supplier of the tissue raw material used in manufacturing of its products. During the fiscal year ended October 31, 2025, the Company purchased the tissue raw material used in manufacturing of its products from one supplier in the amount of $120,000 (72% of total raw material purcahses and $45,000 (28% of total raw material purchases.

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

Most of the Company’s sales do not provide for installment payments and amounts are typically due upon invoicing. However, for those customers that are granted payment terms, the policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company are exhausted, the determination for charging off uncollectible receivables is made. Management determined that no allowance for bad debts was necessary at October 31, 2025 and 2024. For the years ended October 31, 2025 and 2024, the Company recorded bad debt expense of $0 and $9,000, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company provides a reserve for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At October 31, 2025 and 2024, the Company determined that no reserves were required in connection with our inventory.

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

Under current U.S. GAAP, equity investments without readily determinable fair values are reported at cost minus impairment. However, impairment losses are recognized only if they are considered other-than- temporary. The Company evaluated its investment in non-marketable securities at October 31, 2025 and 2024, and determined such investment was impaired.

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

At October 31, 2025, the Company had 4,265,444 common shares issuable upon the exercise of options and warrants (vested and unvested), 212,500 unissued restricted stock (178,333 unvested), $250,000 of convertible debt securities (convertible into a maximum of 41,667 shares) and $100,000 of future obligations in connection with the purchase of the BioLumina assets that may be settled through the issuance of common stock (convertible into a maximum of 40,000 shares) that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the year ended October 31, 2025.

At October 31, 2024, the Company had 3,522,527 common shares issuable upon the exercise of options and warrants (vested and unvested), 185,000 unvested and unissued restricted stock and $725,000 of convertible debt securities (convertible into a maximum of 120,834 shares) that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the nine months ended October 31, 2024.

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

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $100,000 and $164,000 for the years ended October 31, 2025 and 2024, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the years ended October 31, 2025 and 2024 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during those periods. There is a full valuation allowance established for the tax benefit associated with the net losses for the years ended October 31, 2025 and 2024.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after October 31, 2025 through the financial statement issuance date for subsequent event disclosure or recording.

Recently Issued Accounting Pronouncements

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on its financial statement disclosures.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $5,521,000 for the year ended October 31, 2025 and used $718,000 of cash from operating activities during that period. In addition, the Company had an accumulated deficit and a stockholders’ deficit of $67,734,000 and $1,423,000, respectively, at October 31, 2025. The Company had a working capital deficit of $1,915,000 at October 31, 2025.

United States Food and Drug Administration (“FDA”) regulations which were announced in November 2017 and which became effective in May 2021 require that the sale of products that fall under Section 351 of the Public Health Services Act pertaining to marketing traditional biologics and human cells, tissues and cellular and tissue based products (“HCT/Ps”) can only be sold pursuant to an approved biologics license application (“BLA”). Notwithstanding the above, certain states, including Florida (SB 1768) have approved legislation that permits the use and sale of products that would otherwise be restricted under current FDA regulations. The Company has not obtained any opinion or ruling regarding the Company’s operations and whether the processing, sales and distribution of the products it currently produces would be subject to the FDA’s previously announced intended enforcement policies regarding HCT/P’s.

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

As of October 31, 2025, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	October 31, 2025	October 31, 2024
Raw materials and supplies	$208,000	$164,000
Finished goods	215,000	68,000
Total inventories	$423,000	$232,000

NOTE 5 – PROPERTY AND EQUIPMENT

	October 31, 2025	October 31, 2024
Finance lease equipment	$156,000	$13,000
Manufacturing equipment	778,000	757,000
	934,000	770,000
Less: accumulated depreciation	(365,000)	(292,000)
Total property and equipment, net	$569,000	$478,000

Depreciation expense totaled $73,000 and $74,000 for the years ended October 31, 2024 and 2023, respectively.

NOTE 6 – EQUITY IN NON-MARKETABLE SECURITIES OF AFFILIATED ENTITY

	October 31, 2025	October 31, 2024
Equity in non-marketable securities	$145,000	145,000
Reserve on carrying value of investment in non-marketable securities	$(145,000)	(145,000)
Equity in non-marketable securities	$-	-

During the year ended October 31, 2024, pursuant to a capital call notice received from Exotropin LLC, a privately held skin-care formulator (“Exotropin”), the Company invested an additional $45,000 in cash (representing its 8.96% equity interest at the time of the capital call).

During November 2024, the Company received a capital call notice from Exotropin, in which the Company’s pro-rata share was $126,000 (“November Capital Call”). The Company elected not to participate in the November Capital Call and as a result, its interest in Exotropin has been reduced to approximately 5.6%. There have been no further capital calls.

Both Greyt Ventures, LLC (“Greyt”), a principal shareholder of the Company and Skycrest Holdings, LLC, (“Skycrest”) a former principal shareholder of the Company, each own a 17.93% interest in Exotropin. In addition, Mr. Robert Smoley, a consultant and advisor to the Company was also the Chief Operating Officer of Exotropin (until November 2024). In addition, the Company’s CMO was granted an option to acquire up to 200,000 membership interests in Exotropin, of which 100,000 vested immediately and the remaining 100,000 will vest based on future sales of Exotropin attributed to the CMO. The option price is $20,000 for the 200,000 membership interests.

As of October 31, 2025 and 2024, the Company has recorded total reserves against the carrying value of its investment of Exotropin of $145,000 and $145,000 respectively, based on the limited financial history of Exotropin to date to ascertain the fair value of Exotropin and the Company’s limited rights to control future dilution to the Company’s interests and the timing of available distributions, if any, of Exotropin. As such, at October 31, 2025 and 2024, the carrying value of the Company’s investments in equity securities without readily determinable fair values totaled $0.

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

On August 15, 2025, the Company provided Exotropin with formal notice of termination of the Sales Agreement for cause (see Note 14).

For the years ended October 31, 2025 and 2024, $61,000 and $87,000, respectively, of commissions were earned under the Sales Agreement. The commissions earned under the Sales Agreement are reflected in other income in the consolidated financial statements.

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

As of October 31, 2025 and 2024, finance lease obligations were $110,000 and $13,000, respectively, of which $33,000 and $5,000 were current, respectively.

The weighted average remaining term of the Company’s finance leases as of October 31, 2025 was 43.2 months. The minimum lease payments pursuant to the finance lease are as follows:

Year Ended October 31,	Minimum Rent
2026	$36,000
2027	28,000
2028	23,000
2029	20,000
2030	10,000
Thereafter	-
Total undiscounted finance lease payments	117,000
Less: imputed interest	(7,000)
Present value of finance lease liabilities	$110,000

Other Leases

The Company leases its administrative and research facility on a month-to-month basis. Rent expense was $20,000 and $20,000 during the years ended October 31, 2025 and 2024, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the years ended October 31, 2025 and 2024, the Company sold a total of approximately $88,000 and $199,000, respectively, of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, of which Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors has an indirect economic interest in the parent company that owns the MSO.

During the year ended October 31, 2024, the Company wrote-off the full balance of the advances payable to an affiliate of a former executive of $221,000. The Company recorded the write-off as other income during the year ended October 31, 2024.

During the year ended October 31, 2024, pursuant to a capital call notice received from Exotropin LLC, a privately held skin-care formulator (“Exotropin”), the Company invested an additional $45,000 in cash (representing its 8.96% equity interest at the time of the capital call). During November 2024, the Company received a capital call notice from Exotropin, in which the Company’s pro-rata share was $126,000 (“November Capital Call”). The Company elected not to participate in the November Capital Call and as a result, its interest in Exotropin has been reduced to approximately 5.6%. Both Greyt Ventures, LLC (“Greyt”), a principal shareholder of the Company and Skycrest Holdings, LLC, (“Skycrest”) a former principal shareholder of the Company, each own a 17.93% interest in Exotropin. In addition, Mr. Robert Smoley, a consultant and advisor to the Company was also the Chief Operating Officer of Exotropin (until November 2024). In addition, the Company’s CMO was granted an option to acquire up to 200,000 membership interests in Exotropin, of which 100,000 vested immediately and the remaining 100,000 will vest based on future sales of Exotropin attributed to the CMO. The option price is $20,000 for the 200,000 membership interests.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	October 31, 2025	October 31, 2024
Accrued payroll related liabilities	$667,000	$667,000
Lab equipment and supplies payables	120,000	54,000
Clinical trial and research payables	634,000	648,000
Legal fees payable	244,000	127,000
Other professional fees payable	121,000	119,000
Interest payable	1,000	5,000
Royalty payable	100,000	-
Accrued commissions payable	37,000	18,000
Construction payables	9,000	9,000
Other payables and accrued expenses	47,000	72,000
Total Accounts Payable and Accrued Expenses	$1,980,000	$1,719,000

NOTE 10 – NOTES PAYABLE

	October 31, 2025	October 31, 2024
Convertible Promissory Notes	$250,000	$725,000
Unamortized discount	(7,000)	(45,000)
Total Notes Payable	$243,000	$680,000

Convertible Promissory Notes

During the period August 2023 through September 2023, the Company sold 2.9 Units (“Units”) to 4 investors in a private offering at a purchase price of $250,000 per Unit for an aggregate purchase price of $725,000. Each Unit consists of (a) a $250,000 in principal amount 8% Convertible Promissory Note due September 30, 2026 (“Note”); and (b) 7,813 common stock purchase warrants (the “Warrants”), each entitling the holder to purchase one share of common stock, $0.001 par value (“Shares”) at an exercise price of $20.00 for a period of five years from the date of issuance. Interest on the Notes are payable annually and together with the principal amount on the Maturity Date.

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

Holders of the Notes (“Holders”) will have the right, at any time during the period commencing on April 1, 2024 and ending on the earliest to occur of the Maturity Date, the date of a Prepayment or the date of an automatic conversion, to convert the Note in whole, but not in part, and accrued interest thereon into Shares at a conversion price equal to 80% of the average of the daily VWAP of the Shares (as defined in the Note) for twenty consecutive (20) trading days ending on the date the investor gives the Company a notice of conversion, subject to a minimum conversion price of $6.00 per Share.

In addition, the Notes and accrued but unpaid interest thereon will automatically convert into Shares in the event that prior to the Maturity Date, the Company consummates a “Qualified Financing” or a “Qualified Sale” (as defined in the Note) at a conversion price equal to 80% of the offering price of Shares sold in the Qualified Financing or 80% of the purchase price per Share to be received by stockholders following consummation of a Qualified Sale. The balance of the notes payable was $725,000 at October 31, 2024.

On October 3, 2025, the Company offered each Holder of the Notes the opportunity to convert their Note on October 10, 2025 (including accrued interest outstanding) at a conversion price equal to $3.00 per share (“Conversion Offer”). The Holders of a total of $475,000 principal amount of Notes (including $39,000 of accrued interest as of October 10, 2025) agreed to accept the Conversion Offer and accordingly received an aggregate total of 171,347 shares of common stock of the Company. In connection with the conversion of the Notes, the Company recorded an inducement expense of $136,000 representing the fair value of the additional shares that were issued in the conversion (the trading price of the Company’s common stock on the date of conversion was $1.59 per share) over the amount of shares convertible pursuant to the original terms of the Notes.

As of October 31, 2025, the remaining outstanding Notes of $250,000 are convertible into a maximum of 41,667 shares.

The fair value of the Warrants issued was $80,000. The Company recorded a discount of the Note in the amount of $72,000 at issuance, representing the allocable fair market value of the Note and the Warrants. The discount is being amortized over the term of Note. For the years ended October 31, 2025 and 2024, $39,000 (including $15,000 of unamortized discounts associated with the converted Notes outstanding as of October 10, 2025) and $23,000, respectively, of the discounts recorded in connection with the issuance of the Note have been amortized, resulting to unamortized debt discount of $7,000 and $45,000 as of October 31, 2024 and 2023, respectively.

During the year ended October 31, 2025 and October 31, 2024, the Company has paid $20,000 and $64,000 respectively, of interest on the Notes.

The securities were offered and sold in a private offering exempt from the registration requirements of the Securities Act, pursuant to the exemptions from registration afforded by Rule 506(b) of Regulation D under the Securities Act.

NOTE 11 – INCOME TAXES

The Company files a consolidated federal income tax return that includes all of its subsidiaries. For the years ended October 31, 2025 and 2024, the Company incurred operating losses, and therefore, there was not any current income tax expense amount recorded during those periods.

The consolidated provision for income taxes for October 31, 2025 and 2024 consists of the following:

	Year Ended October 31, 2025	Year Ended October 31, 2024
Current:
Federal	$-	$-
State	-	-
Current Income Tax Expense (Benefit)	$-	$-
Deferred:
Federal	$(312,663)	$(206,578)
State	(36,789)	(10,142)
Deferred Income Tax Expense (Benefit)	(349,452)	(216,720)
Change in Valuation Allowance	349,452	216,720
Income tax provision	$-	$-

Effective tax rates differ from the federal statutory rate of 21% for 2025 and 2024 applied to income before income taxes. A reconciliation of the U.S. federal statutory tax amount to the Company’s effective tax amount is as follows:

	October 31, 2025	October 31, 2024
Tax at federal statutory rate	$(1,112,772)	$(988,494)
State taxes, net of federal benefit	(264,946)	(61,193)
Permanent differences	-	-
Stock-based compensation	1,197,820	1,001,819
Other	(169,554)	(168,852)
Total income tax expense (benefit)	(349,452)	(216,720)
Change in valuation allowance	349,452	216,720
Income tax provision	$-	$-

The Company had a federal net operating loss carryover of $18,977,000 as of October 31, 2025, of which 98% is available to offset future taxable income indefinitely. The Company had state net operating loss carryovers of $11,975,000 of which $8,574,000, carryover indefinitely and the balance expires in varying amounts through 2041.

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities for the Company were as follows:

	October 31, 2025	October 31, 2024
Deferred Tax Assets:
Stock based compensation	$3,847,643	$2,643,604
Net operating loss carryforward-Federal	3,985,166	3,657,425
Net operating loss carryforward-State	614,924	541,515
Other	-	-
Total deferred tax assets:	8,447,733	6,842,544
Deferred Tax Liabilities:
Property and equipment	143,766	309,778
Total deferred tax liabilities:	143,766	309,778

Valuation Allowance	(8,303,967)	(6,532,766)
Net deferred tax assets	$-	$-

FASB ASC 740 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At October 31, 2025 and October 31, 2024, the net deferred tax asset was offset by a full valuation allowance.

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

Series C Preferred Shares

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

During December 2024, Skycrest requested that it be allowed to transfer the 50 shares of Series C Preferred Shares of the Company it holds to Ian T. Bothwell, the Company’s Chief Executive Officer and Chief Financial Officer (“Transfer”). In December 2024, the Board of Directors of the Company approved the Transfer and the Transfer was completed.

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

As of October 31, 2025, a total of 1,595,482 Awards (net of 1,243,647 Awards redeposited for future issuance) that have been awarded under the 2021 Plan remain issued and outstanding. As of October 31, 2024, a total of 1,386,288 Awards (net of 1,211,500 Awards redeposited for future issuance) that have been awarded under the 2021 Plan were issued and outstanding.

Sale Of Common Stock

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

On July 25, 2025, ZEO entered into a subscription agreement with a single accredited investor (the “Investor”). Pursuant to which the Investor agreed to purchase 250,000 shares of our common stock (the “Shares”) in a private transaction for an aggregate purchase price of $1,000,000 (the “Purchase Price”). The Shares will be issued and sold and the Purchase Price paid in ten (10) equal monthly installments commencing on August 1, 2025 and ending on May 1, 2026. The August 1, 2025, September 1, 2025 and October 1, 2025 installment payments in the aggregate amount of $300,000 were made in accordance with the subscription agreement and the Company issued the investor an aggregate of 75,000 Shares. The Investor has not made the November 2025, December 2025 and January 2026 installment payments. As of October 31, 2025, the investor has yet to purchase the remaining 175,000 shares under the agreement. The proceeds from the issuance of those shares will be recorded upon receipt and issuance of the shares.

Restricted Stock Awards

2024 Issuances

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

Effective April 1, 2024, the Company entered into sales distribution agreement with a sales and marketing company (“Salesco”). Salesco will be entitled to receive commissions on sales of the Company’s products to customers introduced by Salesco in the form of cash and common stock of the Company based on sales milestones. In connection with the agreement, the Company agreed to pay Salesco a monthly advance of $15,000 for the first 6 months, provided however, that the last 2 monthly retainers are subject to Salesco achieving a certain minimum amount in sales during the applicable month. The monthly retainers are to be repaid from commissions earned by Salesco on sales of the Company’s products that are generated through Salesco. In addition, Salesco was granted 30,000 shares of the Company’s common stock which vests over 2 years, quarterly, except the quarterly vesting period will “cliff vest” upon the Company receiving $300,000 in cumulative sales from customers introduced by Salesco. The agreement may be terminated by the Company upon the six-month anniversary of the agreement. The 30,000 grant of shares were valued at $2.00 per share, the closing price of the common stock of the Company on the effective date of the agreement. The Company will amortize $60,000 of stock-based compensation expense over the 2-year vesting terms. The Company recorded $8,000 and $18,000 of stock-based compensation expense during the years ended October 31, 2025 and 2024, respectively.

During April 2024 thru August 2024, in consideration for agreeing to serve on the Company’s medical advisory board, the Board approved the issuance to a total of twenty individuals an aggregate of 155,000 shares of unregistered common stock valued at ranges between $1.04 per share and $2.75 per share, the closing price of the common stock of the Company on the respective grant dates. The shares vest annually over the three-year period from the date of grant. The Company will amortize $271,000 of stock-based compensation expense over a three-year vesting period. The Company recorded $82,000 and $57,000 of stock-based compensation expense during the years ended October 31, 2025 and 2024, respectively.

On April 1, 2024, pursuant to the Company’s 2021 Incentive Stock Plan (“Incentive Plan”), the Company’s Board of Directors (“Board”) awarded 125,000 and 62,500 shares of the Company’s common stock to Jerry Glauser and Leatham Stern or their nominees, respectively (“Stock Grants”), both members of the Board, valued at $2.00 per share, the closing price of the common stock of the Company on the grant date. The Stock Grants vest in full as of the date of the grant. The Company recorded a total of $375,000 of stock-based compensation expense during the year ended October 31, 2024, in connection with the Stock Grants.

2025 Issuances

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

On May 8, 2025, the Company entered into an agreement with a non-affiliated consultant (the “Consultant”) to advise the Company on strategic communication investor relation programs (“Consulting Agreement”). In connection with the Consultant Agreement, the Company granted the Consultant 100,000 shares of common stock (“Shares”) and warrants to purchase an additional 500,000 shares of common stock (the “Warrants”). 50,000 of the Shares vested upon execution of the Consulting Agreement and the remaining 50% will vest on the six-month anniversary of the Consulting Agreement. The fair value of the Shares as of the date of grant was $286,000. The Company will amortize the $286,000 of stock-based compensation expense over the term of the Consulting Agreement. The Company amortized $143,000 of expense for the year ended October 31, 2025. The Warrants vest in five equal tranches of 100,000 shares, at various exercise prices ranging between $3.50 - $10.00 per share, and are exercisable on the terms provided in the Consulting Agreement. Once vested, the Warrants are exercisable for a period of ninety (90) days from the date they become exercisable. The Company valued the warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 4.00%, (2) term of 3 years, (3) expected stock volatility of 143%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants granted was $1,428,000. The Company will amortize $1,428,000 of stock-based compensation based on the vesting of the Warrants.

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

On June 25, 2025, in connection with the Acquisition (see Note 16), the Company issued 30,000 restricted shares of the Company’s common stock valued at $58,000.

A summary of unvested restricted stock activity for the years ended October 31, 2025 and 2024 are presented below:

	Number of Non-vested Shares	Fair Value	Weighted-Average Grant Date Value
Non-vested Shares at October 31, 2023	100,000	$-	$-
Non-vested Shares Granted	185,000	$331,000	$1.79
Vested	-	$(74,000)	$-
Expired/Forfeited	(100,000)	$-	$-
Non-vested Shares at October 31, 2024	185,000	$257,000	$1.79
Non-vested Shares Granted	130,000	$372,000	$2.54
Vested	(105,000)	$(233,000)	$-
Expired/Forfeited	(31,667)	$(46,000)	$-
Non-vested Shares at October 31, 2025	178,333	$308,000	$2.05

The Company recorded a total of $233,000 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2025, respectively. The Company recorded a total of $74,000 of stock-based compensation expense based on the grant date fair value of these shares during the year ended October 31, 2024, respectively.

There was approximately $308,000 of unamortized compensation associated with unvested stock grants outstanding as of October 31, 2025 that will be amortized over their respective remaining service periods.

NOTE 13 – STOCK OPTIONS AND WARRANTS

The Company has issued option securities under its Incentive Plan and warrants entitling the holder to purchase shares of its common stock at specified prices and for specified exercise periods.

Options:

A summary of the Company’s option activity for the years ended October 31, 2024 and 2023 are presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2023	895,750	$2.97	5.67	$-
Granted	622,538	$2.52	9.42	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(555,000)	$2.53	3.74	$-
Outstanding at October 31, 2024	963,288	$2.94	8.07	$-
Granted	241,341	$2.90	5.00	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(32,147)	$3.40	4.12	$-
Outstanding at October 31, 2025	1,172,482	$2.91	6.61	$-
Exercisable at October 31, 2025	994,076	$2.95	6.75	$-

2024 Options

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

During the year ended October 31, 2024, all options issued to Dr. Leider, the former Chief Executive Officer, that were not vested amounting to 190,000 at the time of the expiration of his employment agreement on May 31, 2024, were forfeited. In addition, all options issued to Dr. Leider and Dr. Howard Golub, the former Chief Science Officer, and an employee, that were vested amounting to 95,000, 250,000, and 20,000, respectively, at the time of the expiration of their employment agreements, were not exercised by August 31, 2024 as required under the Incentive Plan, and as a result expired.

2025 Options

During the year ended October 31, 2025, under its Incentive Plan, the Board approved the granting of options to certain employees to purchase 11,341 shares of its common stock. The options vest annually over 3 years, expire five years from the date of grant and had an aggregate fair value of $39,000 at the date of grant.

The Company valued the options using a Black-Scholes option pricing model with the following assumptions:

Exercise prices	$4.50
Expected dividends	-
Expected volatility	152%
Risk free interest rate	4.36%
Expected term of options	5.0 years

During the year ended October 31, 2025, the Board approved the granting of options to purchase an aggregate of 65,000 shares of its common stock to Dr. Everts, Chief Science and Technology Officer of the Company and Mr. Ron Borsheim, Chief Sales Officer of the Company in accordance with their employment agreements. The options are exercisable until the fifth anniversary date of the date of issuance and had an aggregate fair value of $177,125. The options vest over a five-year periods. The Company valued the options using a Black-Scholes option pricing model with the following assumptions:

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

Options totaling 32,147 that were previously issued to certain employees that were no longer employed by the Company as of October 31, 2025, were forfeited.

During the years ended October 31, 2025 and 2024, the Company amortized $1,523,000 and $953,000, respectively, of stock compensation costs associated with options vesting during the period.

There was approximately $383,000 of unamortized compensation associated with options outstanding as of October 31, 2025 that will be amortized over their respective remaining service periods.

Warrants:

A summary of the Company’s warrant activity for the years ended October 31, 2025 and 2024 are presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2023	1,675,906	$4.54	8.47	$-
Granted	883,333	$2.32	9.21	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding at October 31, 2024	2,559,239	$3.77	7.97	$-
Granted	555,000	$2.86	3.20	$-
Exercised	(21,277)	$2.35	1.76	$-
Expired/Forfeited	-	$-	-	$-
Outstanding at October 31, 2025	3,092,962	$3.62	6.24	$-
Exercisable at October 31, 2025	2,495,740	$3.82	6.89	$-

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

2025 Warrants

In connection with the Consulting Agreement discussed in Note 12, during May 2025, the Company granted the Consultant warrants to purchase 500,000 shares of its common stock (the “Warrants”). The Warrants vest in five equal tranches of 100,000 shares, at various exercise prices ranging between $3.50 - $10.00 per share, and are exercisable based upon meeting certain conditions provided in the Consulting Agreement. Once vested, the Warrants are exercisable for a period of ninety (90) days from the date they become exercisable. The Company valued the warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 4.00%, (2) term of 3 years, (3) expected stock volatility of 143%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants granted was $1,428,000. The Company will begin to amortize the $1,428,000 when management estimates the vesting the conditions are probable of being achieved.

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

During the year ended October 31, 2025 and 2024, the Company amortized $2,937,000 and $2,450,000, respectively, of stock compensation costs associated with warrants issued during the period.

There was approximately $1,270,000 of unamortized compensation associated with warrants outstanding as of October 31, 2025 that will be amortized over their respective remaining service periods. There was approximately $3,005,000 of unamortized compensation associated with warrants outstanding as of October 31, 2024 that will be amortized over their respective remaining service periods.

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

The Company and BioXtek failed to execute and deliver the required series of definitive agreements documenting the Joint Venture, including the mutual agreement to modify certain terms as set forth in the Binding MOU with respect to the Company relocating its operations to BioXtek’s Pompano Beach, Florida manufacturing facility and the structure of how the parties will collaborate in future clinical trials and the sale of products that were intended to be sold pursuant to the Joint Venture (see Legal Matters below).

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

Purchase Commitments

During July 2025, the Company entered into an exclusive supply agreement (“Supply Agreement”) with a third-party contract manufacturer (“CDMO”) in connection with the manufacturing and processing of certain biological products (“CDMO Products”) that the Company intends to sell to third party medical providers. Under the terms of the Supply Agreement, the Company paid an initial deposit of $225,000 on August 1, 2025 and is required to pay an additional $225,000 deposit upon confirmation that the CDMO has initiated cGMP processing of the CDMO Products. Under the terms of the Supply Agreement, the deposits will be applied against the actual CDMO Products that are released to the Company. The Company has agreed to make a minimum of 8 purchase orders within specified periods based on satisfactory release of prior productions of the CDMO Products (“Minimum Purchase Orders”). In connection with each purchase order, the Company is required to have minimum deposits paid to the CDMO equal to 50% of the value of the purchase order. The Supply Agreement may be extended by the Company based on submitting a minimum amount of additional purchase orders after the Minimum Purchase Orders have been released.

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

Deferred Revenue

Amounts received by the Company for products that have yet to be delivered to the customers as of October 31, 2025 and October 31, 2024 are reflected in the Company’s balance sheet as deferred revenues and were comprised of the following:

	October 31, 2025	October 31, 2024
Advances On Future Purchases Of Inventory	$155,000	$608,000
Sales To Customers Not Yet Delivered	453,000	276,000
Total Deferred Revenue	$598,000	$884,000

Legal Matters

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

Effective November 13, 2023, the Company entered into a settlement agreement with Albert Mitrani and Dr. Maria Ines Mitrani, pursuant to which it resolved various claims against the Mitranis, including those set forth in the previously reported Florida state action the Company had filed against the Mitranis. As part of the settlement, Albert Mitrani and Dr. Maria Ines Mitrani returned to the Company an aggregate of 1,164,742 shares of the Company’s common stock held by them respectively and the parties exchanged mutual releases.

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

Dr. Leider

The Company’s employment agreement with Dr. Harry Leider, its former Chief Executive Officer (“Leider Employment Agreement”) had an initial term that ended May 31, 2024. The Leider Employment Agreement was not renewed and accordingly, the Employment Agreement expired and the employment of Dr. Leider by the Company ended on May 31, 2024.

Effective August 12, 2024, the Company and Dr. Leider entered into a settlement agreement and general release whereby the Company agreed to pay Dr. Leider $40,000 in exchange for each party executing mutual releases in connection with the non-renewal of Dr. Leider’s employment agreement.

Dr. Golub

The Company’s employment agreement Dr. Howard Golub, its former Chief Science Officer (“Golub Employment Agreement”) had an initial term that ended May 31, 2024. The Golub Employment Agreement was not renewed and accordingly, the Golub Employment Agreement expired and the employment of Dr. Golub by the Company ended on May 31, 2024.

On November 19, 2024, Dr. Golub (“Plaintiff”), filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against the Company, alleging a breach of contract as a result of the Company’s failure to pay Plaintiff severance in the amount of $150,000 in connection with the non-renewal of Golub Employment Agreement. Plaintiff is demanding judgment in the amount of $150,000 plus interest and attorney’s fees. The Company is currently exploring its legal options and intends to vigorously defend against the lawsuit.

Exotropin

On August 15, 2025, the Company terminated the Sales Agreement for cause. Exotropin filed a complaint (case No. CACE-25-013178, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida) against the Company for declaratory judgment on August 29, 2025, concerning the parties’ June 19, 2024, Amended and Restated Sales Representative Agreement, seeking declarations related to termination and the survival/enforceability of certain restrictive and other clauses. On November 6, 2025, the Company moved to dismiss Exotropin’s complaint and to strike the jury demand pursuant to the agreement’s jury waiver. The Company filed counterclaims on November 17, 2025, alleging, among other things, unjust enrichment tied to diverted sales, tortious interference with business relationships, and seeking imposition of a constructive trust, as well as recovery of attorneys’ fees and costs, with rights reserved to amend and supplement. On January 7, 2026, Exotropin filed a First Amended Complaint adding claims for breach of contract and breach of fiduciary duty and seeking injunctive and monetary relief. Pleadings and motion practice remain in progress. Discovery is ongoing; no depositions have been taken to date. The Company denies Exotropin’s allegations and disputes Exotropin’s entitlement to any relief. The Company continues to evaluate its legal options and intends to protect its rights under the Sales Agreement.

BioXtex

In June 2025, BioXtek sought to terminate the Binding MOU and the Joint Venture for alleged breaches by the Company, which the Company contested. As the Company and BioXtek were not able to amicably resolve the dispute, on December 17, 2025, the Company commenced an action against BioXtek (case No. CACE-25-019364, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida) and an amended complaint on January 5, 2026, asserting claims for breach of contract and implied covenant, fraudulent inducement, violation of the Florida Deceptive Unfair Trade Practices Act, equitable accounting, and declaratory judgment. The Company seeks damages expectancy/consequential losses, equitable relief, and fees. The Clerk of the Court issued a Summons for BioXtek, but BioXtek has not been served with the Summons and Amended Complaint. Therefore, BioXtek’s response to the Amended Complaint is not yet due. The case is pending. The Company continues to evaluate its legal options and intends to protect its rights under the Binding MOU and the Joint Venture.

Other

In addition to the foregoing, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

NOTE 15 – OTHER INCOME

	Year Ended October 31,
	2025	2024
Other income (expense)
Gain on write-off of advances payable to former officer and settlement on outstanding payables (see Note 8)	$-	$221,000
Gain, net of obligations in connection with termination of supply agreement (see Note 14)	-	168,000
Resolution and settlement of long outstanding payables	19,000	176,000
Commissions on sales of Exotropin products	61,000	87,000
Proceeds from insurance claim	-	89,000
Other	21,000	10,000
Total	$101,000	$751,000

NOTE 16 – ACQUISITION OF BIOLUMINA ASSETS

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

In connection with the Acquisition, the Company recorded an obligation of $16,500 representing the difference in the fair value of the ZEO Shares on the Closing Date ($58,500) and the amount that the Company has agreed to provide in the event of a Shortfall. At October 31, 2025, the Company recorded an additional obligation of $2,000 to reflect the loss in the fair value of the ZEO Shares from the Closing Date.

NOTE 17 – SEGMENT INFORMATION

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one reportable and operating segment. The measure of segment assets is reported on the balance sheet as total assets.

The Company’s Chief Executive Officer, who is also the CODM reviews financial information presented and decides how to allocate resources based on net income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM for the years ended October 31, 2025 and 2024.

	Years ended October 31,
	2025	2024
Revenue	$5,199,000	$4,620,000
Cost of goods sold	(931,000)	(844,000)
Salaries & consulting fees	(2,956,000)	(3,034,000)
Professional fees	(575,000)	(497,000)
Stock based compensation	(4,693,000)	(3,853,000)
Lab expenses	(387,000)	(208,000)
Research & development	(100,000)	(164,000)
Commissions	(521,000)	(734,000)
Marketing	(139,000)	(249,000)
Office expenses & other	(282,000)	(355,000)
Other income (expenses), net	(136,000)	613,000
Net loss	$(5,521,000)	$(4,705,000)

NOTE 18 – SUBSEQUENT EVENTS

Private Offering – Common Stock and Warrants

From November 2025 to January 2026, the Company sold 4.8 Units to 8 investors for an aggregate purchase price of $1,200,000 in a private transaction pursuant to the exemption from registration afforded by Section 4(a)(2) of Rule 506(b) of Regulation D under the Securities Act of 1933, as amended. Each Unit consists of (i) 62,500 shares of common stock and (ii) warrants to purchase 62,500 shares of common stock of the Company at an exercise price of $4.00 until November 30, 2030. The warrants may be exercised on a cashless basis. In connection with the sale of the Units, the Company issued 300,000 shares of common stock and 300,000 warrants to purchase shares of common stock.

Common Stock and Warrant Awards

On January 14, 2026, pursuant to the Company’s 2021 Incentive Stock Plan (“Incentive Plan”), the Company’s Compensation Committee (“Comp Board”) awarded 175,000 shares of Zeo common stock to Ian Bothwell, the Company’s Chief Executive Officer and 175,000 shares of the Company’s common stock to Dr. George Shapiro, the Company’s Chief Medical Officer. In addition, pursuant to the Incentive Plan, the Comp Committee approved the granting of options to certain employees to purchase 42,500 shares of its common stock. The options exercise price is $2.66 per share, the trading price of the Company’s common stock on the date of the grant, vest on the one-year anniversary of the grant, and expire five years from the date of grant. The Comp Board also approved the grant of 175,000 shares of common stock of the Company to Greyt Ventures LLC, a principal shareholder of the Company in consideration of consulting services rendered to the Company.

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

Management’s Report on Internal Control Over Financial Reporting

General

Our management (currently Ian Bothwell, our Chief Executive Officer and Chief Financial Officer) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

As of October 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Based on that evaluation under this framework, our management concluded that as of October 31, 2025, our internal control over financial reporting was not effective because of the following material weaknesses:

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have expanded our accounting and administrative support staff during the fiscal year ended October 31, 2025. We also continue to engage outside tax consultants to assist in advising the Company in tax matters on an ongoing basis.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended October 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name:	Age:	Position:	Director or Officer Since:
Ian T. Bothwell	65	Chief Executive Officer Chief Financial Officer and Director	November 4, 2016
Dr. George Shapiro	65	Chief Medical Officer and Director	February 7, 2019
John D. Kisiday, Ph.D.	55	Chief Science Officer	January 23, 2026
Chuck Bretz	68	Director – Chairman of the Board	September 23, 2022
Gurvinder Pal Singh	64	Director	September 23, 2022
S. Jerry Glauser	78	Director	September 23, 2022
Leathem Stearn	77	Director	September 23, 2022

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

Professional Experience

Ian T. Bothwell was elected as a member of the board of directors of the Company effective September 11, 2019. Mr. Bothwell previously served as a member of the board of directors of the Company from March 8, 2017 until his resignation in April 2018, when the Company executed a Plan and Agreement of Reorganization. Mr. Bothwell has served as the Chief Executive Officer since December 24, 2025 and served as the Interim Chief Executive Officer from June 1, 2024 through December 23, 2024 and Chief Financial Officer of the Company since November 4, 2016. In addition, he previously served as Interim Chief Executive Officer of the Company from November 22, 2022, until June 6, 2023. From 2003 through November 2015, Mr. Bothwell served in various executive positions for Central Energy GP LLC, the general partner of Central Energy Partners LP, a previously publicly traded master limited partnership. From July 2007 through November 2015, Mr. Bothwell served as President and a director of Regional Enterprises, Inc. Since April 2007, Mr. Bothwell has served as the President and controlling member of Rover Advanced Technologies, LLC, a company formed to provide management solutions to the public transportation industry. Since 2015, Mr. Bothwell has also served as the President and controlling member of CountOnMe Inc., a company that provides software solutions for the educational industry. Mr. Bothwell received his Bachelor of Science in Business Administration from Boston University in 1984.

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

John D. Kisiday, Ph.D., who joined the Company as its Chief Science Officer in January 2023, has almost 30 years of experience in the development and translation of tissue-engineering and regenerative-medicine therapies. His work includes therapies based on cells, biomaterials, and drugs intended for orthopedic applications. He has broad expertise in basic research, autologous cell-therapy development, multidisciplinary scientific collaboration, and the generation and critical evaluation of high-quality scientific data. From September 2022 until joining ZEO, Dr. Kisiday served as an independent scientific consultant, advising companies engaged in orthobiologics and biomaterials for delivery of drugs and/or cells. Concurrently, Dr. Kisiday served as an Adjunct Professor in the Department of Chemical Engineering at the University of Wyoming where he taught courses in biomaterials and biotransport, supervised research, and developed proposals for the use of microparticle scaffolds for cell and drug delivery. From 2005 to September 2022, Dr. Kisiday held faculty appointments in the Department of Clinical Sciences at Colorado State University, where he advanced from Assistant Professor to Associate Professor with tenure. His academic work focused on mesenchymal stromal cell and connective tissue cell expansion and differentiation, orthobiologics, cartilage tissue engineering, and mechanobiology. During his tenure, he oversaw research programs, supervised research personnel, and produced peer -reviewed publications and conference presentations. Dr. Kisiday received his Ph.D. in Biological Engineering from the Massachusetts Institute of Technology, an M.S. in Mechanical Engineering from the University of California, Berkeley, and a B.S. in Engineering Sciences from Rutgers University.

Chuck Bretz became a director of the Company and Vice Chairman of the Board on September 23, 2022 and subsequently became Chairman of the Board. Mr. Bretz has been a practicing attorney for the last 40 years in both the private and public sectors. Since 1999, Mr. Bretz, has been a principal of the Joliet, Illinois law firm he founded, which is now known as Chuck Bretz & Associates, P.C. The firm advises various businesses in multiple commercial and real estate matters. Mr. Bretz is also currently actively involved in advising entrepreneurs across the country in structuring and negotiating business and real estate transactions.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended October 31, 2025 and up through the date of this Annual Report except as follows:

●	Forms 4 for Skycrest Holdings, LLC, a former principal stockholder of the Company, reporting the acquisition of shares of our common stock, which filings were due on June 11, 2025 and June 23, 2025, were filed on June 12, 2025 and June 24, 2025, respectively, due to administrative oversights.

●	A Form 4 for Wendy Grey, a principal stockholder of the Company, reporting the acquisition of shares of our common stock, which filing was due on May 12, 2025, was filed on May 16, 2025, due to an administrative oversight.

Rule 10b5-1 Trading Arrangements

During the quarter ended October 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal years ended October 31, 2025 and October 31, 2024; (ii) all individuals that served as the Company’s principal financial officer or acted in a similar capacity for the Company at any time during the fiscal years ended October 31, 2025 and October 31, 2024; and (ii) the other individuals who were serving as executive officers of the Company at the end of the fiscal year ended October 31, 2025 whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Consideration ($)		Total Actually Received ($)
Ian T. Bothwell,	2025	250,000	-0-	-0-	353,133	(1)	-0-	-0-	21,531	(7)	624,664
Chief Executive Officer and Chief Financial Officer(1)	2024	245,461	-0-	-0-	59,487	(1)	-0-	-0-	19,222	(7)	324,170

Harry Leider, MD	2025	-0-	-0-	-0-	-0-		-0-	-0-	-0-		-0-
Former Chief Executive Officer(2)	2024	189,583	-0-	-0-	133,000	(2)	-0-	-0-	47,199	(6)	369,782

Dr. George Shapiro,	2025	242,436	-0-	-0-	353,133	(3)	-0-	-0-	-0-		595,569
Chief Medical Officer(3)	2024	146,667	-0-	-0-	59,487	(3)	-0-	-0-	-0-		206,154

Dr. Peter Everts,	2025	106,333	-0-	-0-	19,281	(4)	-0-	-0-	-0-		125,614
Chief Science Officer(4)	2024	-0-	-0-	-0-	-0-		-0-	-0-	-0-		-0-

Ron Borsheim,	2025	131,250	-0-	-0-	29,167	(5)	-0-	-0-	-0-		160,417
Chief Sales Officer - Aesthetics(5)	2024	-0-	-0-	-0-	-0-		-0-	-0-	-0-		-0-

(1)	Mr. Bothwell has served as Chief Executive Officer since December 2025 and served as Interim Chief Executive officer from June 1, 2024 thru December 13, 2024 and Chief Financial Officer of the Company since November 4, 2016. From November 22, 2022, through June 6, 2023, he served as Interim Chief Executive Officer. During the year ended October 31, 2025, Mr. Bothwell received an option to purchase 55,000 shares of common stock of the Company with an aggregate grant value of $157,300. During the year ended October 31, 2024, Mr. Bothwell received an option to purchase 125,000 shares of common stock of the Company with an aggregate grant value of $293,750, of which 83,333 options ($195,833) and 24,306 options ($59,487) vested for the years ended October 31, 2025 and 2024, respectively. See Note 13 to the October 31, 2025 audited consolidated financial statements for a description of the assumptions used in determining the value of the options granted.
(2)	Dr. Leider served as Chief Executive Officer of the Company from June 6, 2023 until May 31, 2024. During the year ended October 31, 2024, 55,417 options ($133,000) to purchase shares of common stock of the Company awarded to Dr. Leider during the year ended October 31, 2023 vested. See Note 13 to the October 31, 2024 audited consolidated financial statements for a description of the assumptions used in determining the value of the options granted.

All options issued to Dr. Leider, that were not vested amounting to 190,000 at the time of the expiration of his employment agreement were forfeited. In addition, all options issued to Dr. Leider that were vested amounting to 95,000 at the time of the expiration of his employment agreement, were not exercised by August 31, 2024 as required under the Incentive Plan, and as a result expired.

(3)	Dr. George Shapiro has served as the Chief Medical Officer of the Company since September 2018. During the year ended October 31, 2025, Dr. Shapiro received an option to purchase 55,000 shares of common stock of the Company with an aggregate grant value of $157,300. During the year ended October 31, 2024, Dr. Shapiro received an option to purchase 125,000 shares of common stock of the Company with an aggregate grant value of $293,750, of which 83,333 options ($195,833) and 24,306 options ($59,487) vested for the years ended October 31, 2025 and 2024, respectively. See Note 13 to the October 31, 2024 audited consolidated financial statements for a description of the assumptions used in determining the value of the options granted.

(4)	Dr. Peter Everts served as Chief Science Officer of the Company from February 1, 2025 until August 1, 2025. In connection with Dr. Everts’ employment agreement, Dr. Everts was issued a warrant to purchase 25,000 shares of common stock of the Company with an aggregate grant value of $77,125, of which 6,250 warrants ($19,281) of costs were amortized for the year ended October 31, 2025. See Note 13 to the October 31, 2025 audited consolidated financial statements for a description of the assumptions used in determining the value of the options granted.

As a result of Dr. Everts’ resignation, all options issued to Dr. Everts in connection with his employment agreement, were forfeited.

(5)	Ron Borsheim served as Chief Sales Officer – Aesthetics of the Company from April 1 2025 until November 30, 2025. In connection with Mr. Borsheim’s employment agreement, Mr. Borsheim was issued a warrant to purchase 40,000 shares of common stock of the Company with an aggregate grant value of $100,000, of which 11,667 warrants ($29,167) of costs were amortized for the year ended October 31, 2025. See Note 13 to the October 31, 2025 audited consolidated financial statements for a description of the assumptions used in determining the value of the options granted.

As a result of Mr. Borsheim’s termination, all options issued to Mr. Borsheim in connection with his employment agreement, were forfeited.

(6)	Dr. Leider received benefits totaling approximately $7,199 during the fiscal year ended October 31, 2024. Effective August 12, 2024, the Company and Dr. Leider entered into a settlement agreement and general release whereby the Company agreed to pay Dr. Leider $40,000 in exchange for each party executing mutual releases in connection with the non-renewal of Dr. Leider’s employment agreement.
(7)	Ian Bothwell received benefits totaling approximately $21,531 and $19,222 during fiscal years ended October 31, 2025 and 2024, respectively.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Executive Employment Agreements

Ian T. Bothwell

The Company is party to an executive employment agreement with Ian T. Bothwell, our Chief Executive Officer and Chief Financial Officer.

Mr. Bothwell’s executive employment agreement, as amended to date, provides for a term expiring on December 31, 2025, an annual base salary currently fixed at $250,000. Mr. Bothwell’s executive employment agreement contains customary confidentiality and non-competition covenants. and specified expense reimbursement allowances.

John G. Kisiday, Ph.D.

The Company has entered into an employment agreement with John D. Kisiday, Ph.D., our Chief Science Officer, effective January 23, 2026. Dr. Kisiday’s Employment Agreement provides for a base salary of $175,000. Dr. Kisiday was also awarded a stock grant of 50,000 shares of common stock under our 2021 Incentive Plan. The stock grant vests as to 20,000 shares on the first anniversary of the of the employment agreement and 30,000 shares on the second anniversary of the employment agreement, contingent upon Dr. Kisiday’s continued employment with the Company. If he brings a commercially viable new product and/or business opportunity to ZEO outside the existing scope of the Company’s current line of business, Dr. Kisiday will be entitled to receive additional compensation therefor.

Dr. Kisiday’s employment with the Company is “At Will” meaning that his employment with the Company and his employment agreement may be terminated by the Company at any time, for any reason or for no reason at all and with or without “Cause” (as defined in the Agreement). Notwithstanding the foregoing, if at any time after the first ninety (90) days of the term, the Company terminates Dr. Kisiday’s employment without Cause or Dr. Kisiday terminates his employment with the Company for “Good Reason” (as defined in the Agreement), Dr. Kisiday will be entitled to receive severance in an amount equal to one quarter (1/4) month’s salary for each successive three (3) months of employment completed.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (b)	Number of Securities Underlying Unexercised Options Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price (e)	Option Expiration Date (f)	Stock Awards Number of Shares or Units of Stock That Have Not Vested (g)	Market Value of Shares or Units of Stock That Have Not Vested (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units of Other Rights That Have Not Vested (j)
Ian T. Bothwell	37,500	-	-	$5.60	02/26/30	-	-	-	$-
	150,000	-	-	$4.00	07/13/32	-	-	-	$-
	125,000	-	-	$2.35	07/10/34	-	-	-	$-
	55,000	-	-	$2.86	05/07/30	-	-	-	$-
Dr. George Shapiro	15,750	-	-	$4.00	07/13/32	-	-	-	$-
	125,000	-	-	$2.35	07/10/34	-	-	-	$-
	55,000	-	-	$2.86	05/07/30	-	-	-	$-

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

As of October 31, 2025, a total of 1,595,482 Awards (net of 1,243,647 Awards redeposited for future issuance) that have been awarded under the 2021 Plan remain issued and outstanding. As of October 31, 2024, a total of 1,386,288 Awards (net of 1,211,500 Awards redeposited for future issuance) that have been awarded under the 2021 Plan were issued and outstanding.

Compensation of Directors Table

The following table summarizes all compensation paid to our non-executive directors for the fiscal year ended October 31, 2025.

Name	Fees Earned Or Paid In Cash ($)	Option/Equity Awards (#)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chuck Bretz	-	10,000	-	-	-	-
Jerry Glauser	-	10,000	-	-	-	-
Leathem Stearn	-	10,000	-	-	-	-
Gurvinder Pal Singh	-	10,000	-	-	-	-

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

On May 8, 2025, under its Incentive Plan, the Board approved the granting of Director Warrants to purchase an aggregate 40,000 shares of its common stock. 28,000 of the options vest immediately and 12,000 of the options vest over a 5-month period, expire five years from the date of grant at an exercise price of $2.86 per share and had an aggregate fair value of $114,400 at the date of grant.

The Director Warrants are subject to continued service by the director as a member of the board of directors. The agreement will also provide for indemnification of directors to the fullest extent permitted by Nevada law.

It is contemplated that non-executive directors will be granted a comparable amount of Director Warrants or stock options for each year of service. The Company has not yet authorized or issued Director Warrants or stock options for the year of service of its non-executive directors, which commenced on September 23, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 28, 2026, the beneficial ownership of our common stock by each director and executive officer, by each person known by us to beneficially own 5% or more of our common stock and by directors and executive officers as a group. Unless otherwise stated, the address of the persons set forth in the table is c/o the Company, 3321 College Ave, Suite 246, Davie, Florida 33314:

Officers and Directors	Title	Shares	% of Class(1)	% of Voting Power(2)
Ian Bothwell(3)	Chief Executive Officer and Chief Financial Officer and Director	1,107,594	14.85%	32.78%
Dr. George Shapiro(4)	Chief Medical Officer and Director	598,771	8.22%	4.03%
John D. Kisiday, Ph.D.	Chief Science Officer	-	-	-
Chuck Bretz(5)	Director – Chairman of the Board	70,000	*	*
Jerry Glauser(6)	Director	403,334	5.57%	2.73%
Leathem Stearn(7)	Director	273,334	3.78%	1.85%
Gurvinder Pal Singh(8)	Director	20,000	*	*

All officers and directors as a group (7 persons)		2,473,033	30.79%	40.58%

Other 5% or Greater Stockholders
Greyt Ventures LLC(9)		1,405,000	17.04%	33.85%
Dr. Bhupendra Kumar Modi(10)		500,000	7.05%	3.46%
Skycrest Holdings LLC(11)		461,371	6.51%	3.19%

*	Less than 1%.

(1)	Based on 7,089,941 shares of vested common stock outstanding as of January 28, 2026
(2)	Based on 7,089,941 shares of vested common stock and 100 Series C Preferred Shares outstanding as of January 28, 2026. The shares of common stock and the Series C Preferred Shares vote together as a single class on all matters presented to stockholders, except as required by Nevada law. Each Series C Preferred Share entitles the holder to 51.0% of the combined voting power of the Company’s capital stock and an aggregate of 51.0% for all 100 Series C Preferred Shares outstanding, notwithstanding the number of shares of common stock outstanding.
(3)	Includes vested warrants to purchase 37,500 shares of common stock of the Company, vested options to purchase 330,000 shares of common stock of the Company under the Plan and 50 Series C Preferred Shares.
(4)	Includes vested options to purchase 195,750 shares of common stock of the Company under the Plan.
(5)	Includes vested options to purchase 70,000 shares of common stock of the Company under the Plan.
(6)	Includes vested options to purchase 145,000 shares of common stock of the Company under the Plan.
(7)	Includes 125,000 shares of common stock held of record by Stearn Enterprises LLC, of which Mr. Stearn is the sole beneficial owner. Includes vested options to purchase 145,000 shares of common stock of the Company under the Plan.
(8)	Includes vested options to purchase 20,000 shares of common stock of the Company under the Plan.
(9)	20533 Biscayne Blvd., Suite 648, Aventura, FL 33180. Represents 250,000 shares of common stock, vested warrants to purchase 1,155,000 shares of common stock and 50 Series C Preferred Shares held of record by Greyt Ventures LLC, of which Ms. Wendy Grey is the sole member and manager.
(10)	6 Marina Boulevard # 63-18, Singapore 018985. Represents 250,000 shares of common stock held of record by Beyond 100 FZE and 250,000 shares of common stock held of record by Smart Co. Holding Pte. Ltd., each of which Dr. Modi is the sole beneficial owner
(11)	812 Meridian Lane, Hollywood FL 33020. Represents 461,371 shares of common stock held of record by Skycrest Holdings, LLC, of which Louis Birdman is the managing member.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Board Stock Compensation Plan(1)	-0-	-	22,570

2021 Equity Incentive Plan(2)	1,172,482	$2.91	904,518

(1)	The Company is no longer using the Board Stock Compensation Plan to compensate its non-executive directors.
(2)	As of October 31, 2025

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

During November 2024, the Company received a capital call notice from Exotropin, in which the Company’s pro-rata share was $126,000 (“November Capital Call”). The Company elected not to participate in the November Capital Call and as a result, its interest in Exotropin has been reduced to approximately 5.6%.

In November 2023, the Company entered into a Sales Representative Agreement (the “Sales Agreement”) with Exotropin to support the commercialization of its proprietary topical products. On August 15, 2025, the Company provided Exotropin with formal notice of termination of the Sales Agreement for cause.

Sales to Related Parties

For the year ended October 31, 2025 and 2024, the Company sold a total of approximately $88,000 and $199,000 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, of which Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors has an indirect economic interest in the parent company that owns the MSO.

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

Item 14. Principal Accounting Fees and Services.

Weinberg & Company P.A. (“Weinberg”) as served as the Company’s independent registered public accounting firm for the fiscal years ended October 31, 2025 and October 31, 2024.

Audit Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2025 and October 31, 2024 for professional services rendered by Weinberg for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended October 31, 2025:	$150,000

Fiscal Year Ended October 31, 2024:	$150,000

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2025 and October 31, 2024 for assurance and related services by Weinberg that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended October 31, 2025:	$-

Fiscal Year Ended October 31, 2024:	$10,300

Tax Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2025 and October 31, 2024 for professional services rendered by Weinberg for tax compliance, tax advice, and tax planning.

Fiscal Year Ended October 31, 2025:	$25,000

Fiscal Year Ended October 31, 2024:	$25,000

All Other Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2025 and October 31, 2024 for products and services provided by Weinberg, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended October 31, 2025:	$-

Fiscal Year Ended October 31, 2024:	$-

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

(3)	Exhibits.

Exhibit No:	Description:
2.1	Plan and Agreement of Reorganization, dated April 23, 2018, between Management and Business Associates, LLC and Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 26, 2018 and incorporated by reference herein)
3.1	Articles of Incorporation, as amended (Filed as an exhibit to Registration Statement on Form S-1 filed on September 4, 2012 (File No: 333-183710) and incorporated by reference herein)
3.2	Certificate of Amendment to the Articles of Incorporation (Filed as an exhibit to Form 8-K filed on November 3, 2015 and incorporated by reference herein)
3.3	Amendment to the Certificate of Incorporation of Biotech Products Services and Research, Inc., filed with the Secretary of State of Nevada on July 22, 2017, effective July 10, 2017 (Filed as an exhibit to Form 10-K for the fiscal year ended October 31, 2017 filed on July 7, 2018 and incorporated by reference herein)
3.4	Series A Non-Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
3.5	Amendment to Certificate of Designation of Series A Non-Convertible Preferred Stock of Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on March 15, 2017 and incorporated by reference herein)
3.6	Series B Convertible Preferred Stock Certificate of Designation, effective November 1, 2016 (Filed as an exhibit to the Registrant’s Form 8-K filed on November 3, 2016 and incorporated by reference herein)
3.7	Amendment to the Certificate of Incorporation of Biotech Products Services and Research, Inc., filed with the Secretary of State of Nevada on May 21, 2018, effective June 20, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
3.8	Certificate of Correction filed with the Secretary of State of Nevada on June 18, 2018 (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)

Exhibit No:	Description:
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

10.23	Form of the Subsidiary Guarantee, dated March 29, 2017, by and among Biotech Products Services and Research, Inc. and each of its Subsidiaries (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.24+	Employment Agreement, dated as of May 1, 2017, by and between Peter Taddeo and Mint Organics Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 23, 2017 and incorporated by reference herein)
10.25	Lease Agreement, dated May 23, 2017, by and between Sunwest Office Park, LLC and Anu Life Sciences, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 23, 2017 and incorporated by reference herein)
10.26	Asset Purchase Agreement, dated February 5, 2018, by and among Vera Acquisition, LLC, Anu Life Sciences, Inc., Biotech Products Services and Research, Inc. and Controlling Stockholders, and General Surgical Florida, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)
10.27	Distribution Agreement, dated February 5, 2018, by and between Vera Acquisition, LLC, and Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)
10.28	Separation and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo, and Mint Organics, Inc., Mint Organics Florida, Inc., Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.29	Share Purchase and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo and Biotech Products Services and Research, Inc. and Mint Organics, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.30+	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.31+	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Maria I. Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)

Exhibit No:	Description:
10.32	Form of Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on April 26, 2018 and incorporated by reference herein)
10.33	Form of 2018 6% Convertible Debenture Issued by Biotech Products Services And Research, Inc., a Nevada corporation (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
10.34	Consulting Services Agreement effective as of March 30, 2020 between Assure Immune L.L.C and the Company (Filed as an exhibit to the Registrant’s Form 8-K filed on April 30, 2020 and incorporated by reference herein)
10.35+	Amended and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Albert Mitrani dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.36+	Amended and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Dr. Maria Mitrani dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.37+	Amended and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Ian T. Bothwell dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.38+	Warrant for the purchase of shares of common stock of Organicell Regenerative Medicine inc. issued to Ian Bothwell dated February 26, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.39	Warrant for the purchase of shares of common stock of Organicell Regenerative Medicine inc. issued to Raymond Zoeller dated May 15, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.40+	2021 Equity Incentive Plan (Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-260621) and incorporated by reference therein)
10.41+	Exchange Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on November 2, 2021 and incorporated by reference herein)
10.42	Securities Purchase Agreement dated January 11, 2022 with AJB Capital Investment (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2022 and incorporated by reference herein)
10.43	Promissory Note dated January 11, 2022 made in favor of AJB Capital Investment (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2022 and incorporated by reference herein)
10.44	Stock Purchase Agreement with Skycrest Holdings, LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.45	Stock Purchase Agreement with Greyt Ventures LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.46	Stock Purchase Agreement with Beyond 100 FZE (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.47	Stock Purchase Agreement with Smart Co. Holding Pte. Ltd. (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.48	Consulting Agreement with Skycrest Holdings, LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.49	Consulting Agreement with Greyt Ventures LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.50	Warrant issued to Skycrest Holdings, LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.51	Warrant issued to Greyt Ventures LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.52+	Amendment to Albert Mitrani Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.53+	Amendment to Dr. Maria Ines Mitrani Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.54+	Amendment to Ian T. Bothwell Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.55+	Termination of Consulting Arrangement with Dr. George Shapiro (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)

Exhibit No:	Description:
10.56+	Form of Warrant to be issued to Ian T. Bothwell and Dr. George Shapiro (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.57+	Termination of Management and Consulting Performance Plan Awards (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.58	Purchase Agreement between Organicell and Tysadco Partners LLC, dated September 1, 2022 (Filed as an exhibit to the Registrant’s Form 8-K filed on September 6, 2022 and incorporated by reference herein)
10.59	Registration Rights Agreement between Organicell and Tysadco Partners LLC, dated September 1, 2022 (Filed as an exhibit to the Registrant’s Form 8-K filed on September 6, 2022 and incorporated by reference herein)
10.60+	Form of Director Services Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on September 27, 2022 and incorporated by reference herein)
10.61+	Amendment to Dr. Maria Ines Mitrani Employment Agreement, dated February 9, 2023 (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2023 and incorporated by reference herein)
10.62+	Amendment to Albert Mitrani Employment Agreement, dated February 9, 2023 (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2023 and incorporated by reference herein)
10.63+	Amendment to Ian Bothwell Employment Agreement, dated February 9, 2023 (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2023 and incorporated by reference herein)
10.64+	Employment Agreement with Dr. Harry Leider (Filed as an exhibit to the Registrant’s Form 8-K filed on June 6, 2023 and incorporated by reference herein)
10.65+	Employment Agreement with Dr. Howard Golub (Filed as an exhibit to the Registrant’s Form 8-K filed on June 6, 2023 and incorporated by reference herein)
10.66+	Employment Agreement with John D. Kisiday, Ph.D. (Filed as an exhibit to the Registrant’s Form 8-K filed on January 28, 2026 and incorporated by reference herein)
21.1	Subsidiaries of the Registrant (Filed as an Exhibit to the Registrant’s Form 10-K filed on January 29, 2025 and incorporated by reference herein)
23.1	Consent of Weinberg & Company P.A. (Filed herewith)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer (filed herewith)
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management compensation plan or arrangement.
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
(Principal Executive, Financial and Accounting Officer) January 29, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ian T. Bothwell	Chief Executive Officer, Chief Financial Officer, Director	January 29, 2026
Ian T. Bothwell	(Principal Executive, Financial and Accounting Officer)

/s/ George Shapiro	Chief Medical Officer, Director	January 29, 2026
George Shapiro, M.D.

/s/ Chuck Bretz	Director and Chairman of the Board	January 29, 2026
Chuck Bretz

/s/ Gurvinder Pal Singh	Director	January 29, 2026
Gurvinder Pal Singh

/s/ S. Jerry Glauser	Director	January 29, 2026
S. Jerry Glauser

/s/ Leathem Stearn	Director	January 29, 2026
Leathem Stearn