Form 10-Q
period 2026-01-31
Zeo ScientifiX, Inc.
filed 2026-03-17
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

As of March 16, 2026, there were 7,777,441 shares of common stock, $0.001 par value per share, issued and outstanding.

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

ii

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts rounded to the nearest thousand except share amounts)

	January 31, 2026	October 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$1,030,000	$221,000
Accounts receivable, net of allowance for bad debts	63,000	35,000
Prepaid expenses	412,000	279,000
Inventories	502,000	423,000
Total Current Assets	2,007,000	958,000

Property and equipment, net	564,000	569,000
TOTAL ASSETS	$2,571,000	$1,527,000

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,971,000	$1,980,000
Finance lease obligations	36,000	33,000
Convertible promissory note, net of debt discount of $5,000 and $7,000	245,000	243,000
Obligation to repurchase shares	-	19,000
Deferred revenue	634,000	598,000
Total Current Liabilities	2,886,000	2,873,000

Long term finance lease obligations	68,000	77,000
Total Liabilities	2,954,000	2,950,000

Commitments and contingencies

Shares Subject To Possible Redemption
Series C Preferred Stock, $0.001 par value, 100 shares authorized; 100 and 100 shares issued and outstanding, respectively	-	-

Stockholders’ Deficit
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 7,614,941 and 6,747,441 shares issued and outstanding, respectively	8,000	7,000
Additional paid-in capital	68,195,000	66,304,000
Accumulated deficit	(68,586,000)	(67,734,000)
Total Stockholders’ Deficit	(383,000)	(1,423,000)

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$2,571,000	$1,527,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

	Three Months ended January 31,
	2026	2025
Revenues (includes sales to related parties of approximately $2,000, $32,000, respectively)	$1,446,000	$1,090,000

Cost of revenues	281,000	191,000

Gross profit	1,165,000	899,000

General and administrative expenses	2,043,000	2,152,000

Loss from operations	(878,000)	(1,253,000)

Other income (expense)
Interest expense	(10,000)	(22,000)
Change in obligation to repurchase shares	19,000	-
Other income	17,000	32,000

Net loss	$(852,000)	$(1,243,000)

Net loss per common share - basic and diluted	$(0.12)	$(0.20)

Weighted average number of common shares outstanding - basic and diluted	7,021,599	6,344,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONSOLIDATED CHANGES TO STOCKHOLDERS’ DEFICIT

For the Three Months Ended January 31, 2025 and 2026

(Amounts rounded to the nearest thousand except share amounts)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance October 31, 2024	6,344,817	$6,000	$60,554,000	$(62,213,000)	$(1,653,000)
Fair value of equity instruments issued for compensation:
Fair value of shares issued	-	-	32,000	-	32,000
Fair value of options issued	-	-	249,000	-	249,000
Fair value of warrants issued	-	-	810,000	-	810,000
Net loss	-	-	-	(1,243,000)	(1,243,000)
Balance January 31, 2025	6,344,817	$6,000	$61,645,000	$(63,456,000)	$(1,805,000)
Balance October 31, 2025	6,747,441	$7,000	$66,304,000	$(67,734,000)	$(1,423,000)

Sale of common stock	325,000	-	1,300,000	-	1,300,000

Fair value of equity instruments issued for compensation:
Fair value of shares issued	542,500	1,000	191,000	-	192,000
Fair value of options issued	-	-	185,000	-	185,000
Fair value of warrants issued	-	-	215,000	-	215,000
Net loss	-	-	-	(852,000)	(852,000)
Balance January 31, 2026	7,614,941	$8,000	$68,195,000	$(68,586,000)	$(383,000)

The accompanying notes are an integral part of these consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

	Three months ended January 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(852,000)	$(1,243,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	19,000	18,000
Amortization of OID and commitment fee discount – Promissory notes	2,000	6,000
Stock-based compensation	592,000	1,091,000
Change in obligation to repurchase shares	(19,000)	-
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	(27,000)	188,000
Other receivable	-	2,000
Prepaid expenses	(134,000)	(39,000)
Inventories	(79,000)	(14,000)
Accounts payable and accrued expenses	(9,000)	40,000
Deferred revenue	36,000	16,000
Net cash (used in) provided by operating activities	(471,000)	65,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(14,000)	-
Net cash used in financing activities	(14,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,300,000	-
Payments on finance leases	(6,000)	(2,000)
Net cash provided by (used in) financing activities	1,294,000	(2,000)

Increase in cash	809,000	63,000
Cash at beginning of period	221,000	657,000
Cash at end of period	$1,030,000	$720,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED JANUARY 31, 2026 AND 2025 (UNAUDITED)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the condensed unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of January 31, 2026, the results of its operations for the three months ended January 31, 2026 and 2025 and the cash flows for the three months ended January 31, 2026 and 2025. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although we believe that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended October 31, 2025 filed with the Securities and Exchange Commission.

All amounts presented have been rounded to the nearest thousand except share amounts, share prices and earnings per share.

Concentrations of Risk

Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At January 31, 2026, the Company had $321,000 of cash balances in one financial institution in excess of FDIC insurance coverage limits and $109,000 of cash balances in another financial institution in excess of FDIC insurance coverage limits.

Major Customer

During the three months ended January 31, 2026, the Company sold products and services totaling approximately $237,000 (16.4%) to a large medical practice group and distributor and approximately $169,000 (11.7%) to another large medical practice group and distributor.

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

Net Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of fully vested common shares outstanding during the period. Diluted earnings per share are calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of fully vested shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity instruments.

At January 31, 2026, the Company had 4,525,444 common shares issuable upon the exercise of options and warrants (vested and unvested), 240,000 unissued restricted stock (205,833 unvested), $250,000 of convertible debt securities (convertible into a maximum of 41,667 shares) and $100,000 of future obligations in connection with the purchase of the BioLumina assets that may be settled through the issuance of common stock (convertible into a maximum of 40,000 shares) that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended January 31, 2026.

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

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $19,000 and $6,000 for the three months ended January 31, 2026 and 2025, respectively. The research and development costs primarily relate to the filing and approval of IND and IRB applications and the performance of clinical trials.

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

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $852,000 for the three months ended January 31, 2026 and used $471,000 of cash from operating activities during that period. In addition, the Company had an accumulated deficit and a stockholders’ deficit of $68,586,000 and $383,000, respectively, at January 31, 2026. The Company had a working capital deficit of $879,000 at January 31, 2026.

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

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (i) the Company is able to continue to produce products or obtain products under supply arrangements which are in compliance with current and future regulatory guidelines; (ii) the Company will be able to establish a stabilized source of revenues, including efforts to expand sales internationally and the development of new product offerings and/or designations of products; (iii) obligations to the Company’s creditors are not accelerated; (iv) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations; (v) the Company is able to continue its research and development activities, particularly in regards to remaining compliant with the FDA and ongoing safety and efficacy of its products; and/or (vi) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

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

The independent auditor’s report dated January 29, 2026 included in our Annual Report on Form 10-K for the year ended October 31, 2025 included an explanatory paragraph as to the Company’s ability to continue as a going concern. As of January 31, 2026, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

NOTE 4 – INVENTORIES

	January 31, 2026	October 31, 2025
Raw materials and supplies	$242,000	$208,000
Finished goods	260,000	215,000
Total inventories	$502,000	$423,000

NOTE 5 – PROPERTY AND EQUIPMENT

	January 31, 2026	October 31, 2025
Finance lease equipment	$156,000	$156,000
Manufacturing equipment	792,000	778,000
	948,000	934,000
Less: accumulated depreciation	(384,000)	(365,000)
Total property and equipment, net	$564,000	$569,000

Depreciation expense totaled $19,000 and $18,000 for the three months ended January 31, 2026 and 2025, respectively.

NOTE 6 – EQUITY IN NON-MARKETABLE SECURITIES OF AFFILIATED ENTITY

	January 31, 2026	October 31, 2025
Equity in non-marketable securities	$145,000	145,000
Reserve on carrying value of investment in non-marketable securities	$(145,000)	(145,000)
Equity in non-marketable securities	$-	-

As of January 31, 2026 and October 31, 2025, the Company invested $145,000 in the non-marketable equity securities of Exotropin (“Exotropin”), a privately-held skin-care formulator in an effort to accelerate the Company’s development of expertise with respect to the skincare industry and the potential supply of the Company’s products in future formulations.

As of January 31, 2026 and October 31, 2025, the Company has recorded total reserves against the carrying value of its investment of Exotropin of $145,000, based on the limited financial history of Exotropin to date and the lack of any information to ascertain the fair value of Exotropin.

As of January 31, 2026 and October 31, 2025, the Company’s interest in Exotropin was approximately 5.6%. Both Greyt Ventures, LLC (“Greyt”), a principal shareholder of the Company and Skycrest Holdings, LLC, (“Skycrest”) a former principal shareholder of the Company, each own a 17.93% interest in Exotropin. In addition, the Company’s CMO was granted an option to acquire up to 200,000 membership interests in Exotropin, of which 100,000 vested immediately and the remaining 100,000 will vest based on future sales of Exotropin attributed to the CMO. The option price is $20,000 for the 200,000 membership interests.

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

On August 15, 2025, the Company provided Exotropin with formal notice of termination of the Sales Agreement for cause (see Note 13).

For the three months ended January 31, 2026 and 2025, $0 and $19,000, respectively, of commissions were earned under the Sales Agreement. The commissions earned under the Sales Agreement are reflected in other income in the unaudited consolidated financial statements.

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

During June 2025, the Company entered into a lease agreement for certain lab equipment in the amount of $15,000 (“Lease Agreement”). The Lease Agreement was accounted for as a finance lease obligation. Under the terms of the lease agreement, the Company is required to make 36 equal monthly payments of $500 plus applicable sales taxes. Under the lease agreement, the Company has the option to acquire all of the leased equipment for a nominal amount upon termination of the lease. The annual interest rate charged in connection with the lease is 8.0%. Lease payments and depreciation of the leased equipment began during June 2025, the date that the lease equipment was installed and became operational. The leased equipment is being depreciated over it estimated useful life of 3 years beginning from the date it became operational.

As of January 31, 2026, $104,000 was due under finance lease obligations lease through 2030, of which $36,000 is current.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three months ended January 31, 2026 and 2025, the Company sold a total of approximately $2,000, and $32,000, respectively, of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, of which Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors has an indirect economic interest in the parent company that owns the MSO.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	January 31, 2026	October 31, 2025
Accrued payroll related liabilities	$667,000	$667,000
Lab equipment and supplies payables	106,000	120,000
Clinical trial and research payables	635,000	634,000
Legal fees payable	88,000	244,000
Other professional fees payable	252,000	121,000
Interest payable	7,000	1,000
Royalty payable	100,000	100,000
Accrued commissions payable	47,000	37,000
Construction payables	9,000	9,000
Other payables and accrued expenses	60,000	47,000
Total Accounts Payable and Accrued Expenses	$1,971,000	$1,980,000

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

	January 31, 2026	October 31, 2025
Convertible Promissory Note	$250,000	$250,000
Unamortized discount	(5,000)	(7,000)
Total Notes Payable	$245,000	$243,000

The Convertible Promissory Note is due September 30, 2026. Interest on the Convertible Promissory Note is 8.0% payable annually and together with the principal amount on the maturity date.

The Convertible Promissory Note may be prepaid by the Company, in whole, but not in part, at any time prior to the Maturity Date, subject to payment of a premium of 10%, provided that the Company gives the holder fifteen (15) business notice prior to prepayment, during which period, the investor may elect to convert the Note and accrued but unpaid interest thereon into Shares at a conversion price equal to 80% of the average of the daily VWAP of the Shares (as defined in the Note) for twenty consecutive (20) trading days ending on the date the Company gives the holder of the Convertible Promissory Note notice of prepayment.

The Holder of the Convertible Promissory Note will have the right, at any time during the period commencing on April 1, 2024 and ending on the earliest to occur of the Maturity Date, the date of a Prepayment or the date of an automatic conversion, to convert the Convertible Promissory Note in whole, but not in part, and accrued interest thereon into Shares at a conversion price equal to 80% of the average of the daily VWAP of the Shares (as defined in the Convertible Promissory Note) for twenty consecutive (20) trading days ending on the date the investor gives the Company a notice of conversion, subject to a minimum conversion price of $6.00 per Share.

In addition, the Convertible Promissory Note and accrued but unpaid interest thereon will automatically convert into Shares in the event that prior to the Maturity Date, the Company consummates a “Qualified Financing” or a “Qualified Sale” (as defined in the Convertible Promissory Note) at a conversion price equal to 80% of the offering price of Shares sold in the Qualified Financing or 80% of the purchase price per Share to be received by stockholders following consummation of a Qualified Sale.

In connection with the issuance of the Convertible Promissory Notes, the Company recorded a discount in the amount of $72,000. The discount is being amortized over the term of Convertible Promissory Notes. For the three months ended January 31, 2026 and 2025, $2,000 and $6,000, respectively, of the discounts recorded in connection with the issuance of the Convertible Promissory Notes have been amortized.

At January 31, 2026, the unamortized debt discount recorded in connection with the issuance of the Convertible Promissory Note was $5,000.

NOTE 11 – CAPITAL STOCK

Common Stock

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

As of January 31, 2026, a total of 2,142,982 Awards (net of 1,283,647 Awards redeposited for future issuance) that have been awarded under the 2021 Plan remain issued and outstanding.

Sale Of Common Stock

On July 25, 2025, ZEO entered into a subscription agreement (“Subscription Agreement”) with a single accredited investor (the “Investor”). Pursuant to which the Investor agreed to purchase 250,000 shares of our common stock (the “Shares”) in a private transaction for an aggregate purchase price of $1,000,000 (the “Purchase Price”). The Shares were to be issued and sold and the Purchase Price paid in ten (10) equal monthly installments commencing on August 1, 2025 and ending on May 1, 2026. As of October 31, 2025, 75,000 shares have been sold for an aggregate of $300,000 in accordance with the Subscription Agreement. During the three months ended January 31, 2026, an additional 25,000 shares were sold for $100,000 in accordance with the Subscription Agreement. As of January 31, 2026, a total of 100,000 shares have been sold for an aggregate amount of $400,000 pursuant to the Subscription Agreement. On February 10, 2026, the Subscription Agreement was amended whereby the total number of Shares to be purchased under the Subscription Agreement was reduced to 100,000 Shares.

The Shares were offered and sold to the investor in accordance with the exemption from registration afforded by Section 4(a) (2) of the Securities Act of 1933, as amended (the “Securities Act”), as the investor provided the Company with appropriate representations as to the Investor’s investment intent and status as an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

Private Offering – Common Stock and Warrants

From November 2025 to January 2026, the Company sold 4.8 Units to eight investors for an aggregate purchase price of $1,200,000 in a private transaction. Each Unit consists of (i) 62,500 shares of common stock and (ii) warrants to purchase 62,500 shares of common stock of the Company at an exercise price of $4.00 until November 30, 2030. The warrants may be exercised on a cashless basis. In connection with the sale of the Units, the Company issued 300,000 shares of common stock and 300,000 warrants to purchase shares of common stock.

The above securities were offered and sold to the investors in accordance with the exemption from registration afforded by Section 4(a)(2) of Rule 506(b) of Regulation D under the Securities Act.

Restricted Stock Awards

On December 1, 2025, the Company entered into a consulting agreement with a third party to provide certain market engagement and investor relations consulting services to the Company. Pursuant to the Consulting Agreement, the Company issued the consultant 10,000 restricted shares of common stock of the Company, 5,000 shares of which vested on the agreement date and 5,000 Shares of which will vest on the 90th day after the agreement date, provided that the consulting agreement is then in effect and no default thereunder by the consultant has occurred. The fair value of the shares as of the date of the grant were $21,000. The Company will amortize $21,000 of stock-based compensation expense in accordance with the vesting periods.

On December 23, 2025, in consideration for his performance, the Company award an employee of the Company, a bonus in the form of a restricted stock grant under the Company’s 2021 Plan of 25,000 shares of the Company’s common stock, to vest as to 12,500 shares on the date of the grant and the remaining 12,500 shares on the first anniversary of the award date. The fair value of the shares as of the date of the grant was $66,000. The Company will amortize $66,000 of stock-based compensation in accordance with the vesting periods.

On January 14, 2026, pursuant to the Company’s 2021 Plan, the Company’s Compensation Committee (“Comp Board”) awarded 175,000 shares of the Company’s common stock to Ian Bothwell, the Company’s Chief Executive Officer and 175,000 shares of the Company’s common stock to Dr. George Shapiro, the Company’s Chief Medical Officer. The Comp Board also approved the grant of 175,000 shares of common stock of the Company to Greyt Ventures LLC, a principal shareholder of the Company in consideration of consulting services rendered to the Company. The fair value of the shares as of the date of the grant was $1,395,000. The Company will amortize $1,395,000 of stock-based compensation expense over the one-year vesting term. The Company accounted for the issuance of the 525,000 shares in aggregate as of the grant date, although the shares will not be delivered until vested.  As of January 31, 2026, none of the shares had yet vested.

In connection with Dr. Kisiday’s Employment Agreement, Dr. Kisiday was granted 50,000 shares of common stock under the 2021 Plan. The stock grant vests as to 20,000 shares on the first anniversary of the of the Employment Agreement and 30,000 shares on the second anniversary of the Employment Agreement. The fair value of the grant on the effective date of the Employment Agreement was $137,000. The Company will amortize $137,000 of stock-based compensation expense over the two-year vesting term.

A summary of unvested restricted stock activity for the three months ended January 31, 2026 are presented below:

	Number of Non-vested Shares	Fair Value	Weighted- Average Grant Date Value
Non-vested Shares at October 31, 2025	178,333	$308,000	$2.05
Shares Granted	610,000	$1,649,000	$2.70
Vested	(17,500)	$(121,000)	$-
Expired/Forfeited	(40,000)	$(82,000)	$2.05
Non-vested Shares at January 31, 2026	730,833	$1,754,000	$2.55

The Company recorded a total of $192,000 of stock-based compensation expense based on the grant date fair value of these shares during the three months ended January 31, 2026. The Company recorded a total of $32,000 of stock-based compensation expense based on the grant date fair value of these shares during the three months ended January 31, 2025. There was approximately $1,754,000 of unamortized compensation associated with unvested stock grants outstanding as of January 31, 2026 that will be amortized over their respective remaining service periods.

NOTE 12 – STOCK OPTIONS AND WARRANTS

The Company has issued option securities under its Incentive Plan and warrants entitling the holder to purchase shares of its common stock at specified prices and for specified exercise periods.

Options:

A summary of the Company’s option activity for the three months ended January 31, 2026 is presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2025	1,172,482	$2.91	6.61	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(40,000)	$2.50	4.16	$-
Outstanding at January 31, 2026	1,132,482	$2.93	6.43	$235,000
Exercisable at January 31, 2026	1,086,025	$2.91	6.58	$227,000

Options totaling 40,000 that were previously issued to an employee that is no longer employed by the Company as of January 31, 2026, were forfeited.

During the three months ended January 31, 2026 and 2025, the Company amortized $185,000 and $249,000, respectively, of stock compensation costs associated with options vesting during the period.

There was approximately $82,000 of unamortized compensation associated with options outstanding as of January 31, 2026 that will be amortized over their respective remaining service periods.

Warrants:

A summary of the Company’s warrant activity for the nine months ended January 31, 2025 is presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2025	3,092,962	$3.62	6.24	$-
Granted	300,000	$4.00	5.00	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding at January 31, 2026	3,392,962	$3.65	5.89	$302,000
Exercisable at January 31, 2026	2,892,962	$3.79	7.05	$302,000

As described in Note 11, from November 2025 to January 2026, the Company sold 4.8 Units to 8 investors for an aggregate purchase price of $1,200,000 in a private transaction. Each Unit consists of (i) 62,500 shares of common stock; and (ii) warrants to purchase 62,500 shares of common stock of the Company at an exercise price of $4.00 until November 30, 2030. The warrants may be exercised on a cashless basis. In connection with the sale of the Units, the Company issued 300,000 shares of common stock and 300,000 warrants to purchase shares of common stock.

During the three months ended January 31, 2026 and 2025, the Company amortized $215,000 and $810,000, respectively, of stock compensation costs associated with warrants vesting during the period.

There was approximately $1,122,000 of unamortized compensation associated with warrants outstanding as of January 31, 2026 that will be amortized over their respective remaining service periods.

All stock compensation expense is classified under general and administrative expenses in the consolidated statements of operations.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Deferred Revenue

Amounts received by the Company for future purchases of inventory or for products that have yet to be delivered to the customers as of January 31, 2026 and October 31, 2025 are reflected in the Company’s balance sheet as deferred revenues and were comprised of the following:

	January 31, 2026	October 31, 2025
Advances On Future Purchases Of Inventory	$166,000	$145,000
Sales To Customers Not Yet Delivered	468,000	453,000
Total Deferred Revenue	$634,000	$598,000

Employment Agreement

Dr. John D. Kisiday, Ph.D.

Effective January 23, 2026, Dr. Kisiday was appointed the Company’s Chief Technology Officer. Dr. Kisiday’s employment agreement (“Employment Agreement”) provides for a base salary of $175,000 and a stock grant of 50,000 shares of common stock under our 2021 Incentive Plan. The stock grant vests as to 20,000 shares on the first anniversary of the of the Employment Agreement and 30,000 shares on the second anniversary of the Employment Agreement, contingent upon Dr. Kisiday’s continued employment with the Company. In addition, if Dr. Kisiday brings a commercially viable new product and/or business opportunity to the Company outside the existing scope of the Company’s current line of business, Dr. Kisiday will be entitled to receive additional compensation therefor.

Dr. Kisiday’s employment with the Company is “At Will” meaning that his employment with the Company and his Employment Agreement may be terminated by the Company at any time, for any reason or for no reason at all and with or without “Cause” (as defined in the Employment Agreement). Notwithstanding the foregoing, if at any time after the first ninety (90) days of the term, the Company terminates Dr. Kisiday’s employment without Cause or Dr. Kisiday terminates his employment with the Company for “Good Reason” (as defined in the Employment Agreement), Dr. Kisiday will be entitled to receive severance in an amount equal to one quarter (1/4) month’s salary for each successive three (3) months of employment completed.

Dr. Kisiday’s employment agreement contains customary confidentiality, non-competition and non-solicitation covenants.

Purchase Commitments

During July 2025, the Company entered into an exclusive supply agreement (“Supply Agreement”) with a third-party contract manufacturer (“CDMO”) in connection with the manufacturing and processing of certain biological products (“CDMO Products”) that the Company intends to sell to third party medical providers. Under the terms of the Supply Agreement, the Company prepaid $500,000. Under the terms of the Supply Agreement, the deposits will be applied against the actual CDMO Products that are released to the Company. The Company has agreed to make a minimum of 8 purchase orders within specified periods based on satisfactory release of prior productions of the CDMO Products (“Minimum Purchase Orders”). In connection with each purchase order, the Company is required to have minimum deposits paid to the CDMO equal to 50% of the value of the purchase order. The Supply Agreement may be extended by the Company based on submitting a minimum amount of additional purchase orders after the Minimum Purchase Orders have been released.

Legal Matters

Neurovive Holding Co., LLC

On January 26, 2026, Neurovive Holding Co., LLC (“Neurovive”), Paragon Medical Group, LLC (“Paragon”), and Dr. David Buechner (“Dr. Buechner,” and together with Neurovive and Paragon, “Plaintiffs”), filed a complaint in the Circuit Court of Benton County, Arkansas Civil Division against the Company asserting claims for breach of contract, breach of fiduciary duty, misappropriation of trade secrets, fraud, promissory estoppel, unjust enrichment and conversion (“Complaint”). The Company removed the state court case to the United States District Court for the Western District of Arkansas. Plaintiffs are seeking preliminary and permanent injunctive relief and compensatory damages in an unspecified amount. The litigation arises from a prior arrangement between Plaintiffs and the Company relating to a proposed clinical trial and associated funding obligations. The parties dispute the circumstances under which the arrangement was terminated. The Company’s disputes all allegations in the Complaint and intends to vigorously defend the action. At this early stage of the proceedings, the Company is unable to predict the ultimate outcome of the litigation.

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

NOTE 14 – OTHER INCOME

	Three Months Ended January 31,
	2026	2025
Other income
Commissions on sales of Exotropin products	-	32,000
Other	17,000	-
Total	$17,000	$32,000

NOTE 15 – SEGMENT INFORMATION

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

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM for the three months ended January 31, 2026 and 2025.

	Three months ended January 31,
	2026	2025
Revenue	$1,446,000	$1,090,000
Cost of goods sold	(281,000)	(191,000)
Salaries & consulting fees	(723,000)	(709,000)
Professional fees	(160,000)	(146,000)
Stock based compensation	(592,000)	(1,091,000)
Lab expenses	(161,000)	4,000
Research & development	(19,000)	(6,000)
Commissions	(225,000)	(104,000)
Marketing	(65,000)	(24,000)
Office expenses & other	(97,000)	(76,000)
Other income (expenses), net	25,000	10,000
Net loss	$(852,000)	$(1,243,000)

NOTE 16 – SUBSEQUENT EVENTS

Private Offering – Common Stock and Warrants

During February 2026, the Company sold 2.6 Units to eight investors for an aggregate purchase price of $650,000. In connection with the sale of the Units, the Company issued 162,500 shares of common stock and 162,500 warrants to purchase shares of common stock.

The above securities were offered and sold to the investors in accordance with the exemption from registration afforded by Section 4(a)(2) of Rule 506(b) of Regulation D under the Securities Act.

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

Results of Operations

Three months ended January 31, 2026, as compared to three months ended January 31, 2025

Revenues. Our revenues for the three months ended January 31, 2026 were $1,446,000, as compared to revenues of $1,090,000 for the three months ended January 31, 2024. The increase in revenues for the three months ended January 31, 2026 of $356,000 or 32.7%, was due to overall increases in revenues associated with its allogenic aesthetic biologic products and its PPX™ service platform during the three months ended January 31, 2026, as compared to the three months ended January 31, 2025.

The revenues and percentage of overall unit sales derived from the Company’s higher concentration allogenic aesthetic biologic product offerings, lower concentration allogenic aesthetic biologic product offerings and its PPX™ service platform for the three months ended January 31, 2026, as compared to the three months ended January 31, 2025 are presented below:

	Three Months Ended January 31, 2026		Three Months Ended January 31, 2025		Change In Revenues & Percentage Of Overall Revenues		Inc (Dec) In Units Sold
Higher Concentration Allogenic Aesthetic Biologics	$721,000	49.9%	$542,000	49.7%	$179,000	16.4%	139.6%
Lower Concentration Allogenic Aesthetic Biologics	$388,000	26.8%	$265,000	24.3%	$123,000	11.3%	72.2%
	$1,109,000	76.7%	$807,000	74.0%	$302,000	27.7%

PPX™	$261,000	18.0%	$233,000	21.4%	$28,000	2.6%
Other	$76,000	5.3%	$50,000	4.6%	$26,000	2.4%
Total	$1,446,000	100.0%	$1,090,000	100.0%	$356,000	32.7%

The increase in the overall unit sales associated with the Company’s higher concentration allogenic aesthetic biologic product offerings, lower concentration allogenic aesthetic biologic product offerings and its PPX™ service platform was primarily due the Company’s continued sales and marketing efforts which included engaging additional sales representatives, conducting educational masterclasses, participation in industry related conferences and digital marketing aimed at increasing Company and product awareness.

Cost of Revenues. Our cost of revenues for the three months ended January 31, 2026 were $281,000, as compared to cost of revenues of $191,000 for the three months ended January 31, 2025. The increase in the cost of revenues for the three months ended January 31, 2026 of $90,000 or 47.1%, from the three months ended January 31, 2025, was due to the increase in the overall unit sales associated with its allogenic aesthetic biologic products and its PPX™ service platform during the three months ended January 31, 2026, as compared to the three months ended January 31, 2025.

Gross Profit. Our gross profit for the three months ended January 31, 2026 was $1,165,000 (80.6% of revenues), as compared to gross profit of $899,000 (82.5% of revenues) for the three months ended January 31, 2025. The increase in gross profit during the three months ended January 31, 2026 of $266,000 (29.6%) was the result of increases in the gross margins received from sales of its allogenic aesthetic biologic products and its PPX™ service platform during the three months ended January 31, 2026, as compared to the three months ended January 31, 2025.

General and Administrative Expenses. General and administrative expenses for the three months ended January 31, 2026 were $2,043,000, as compared to $2,152,000 for the three months ended January 31, 2025, a decrease of $109,000 or 5.1%. The decrease in the general and administrative expenses for the three months ended January 31, 2026, from the three months ended January 31, 2025, was primarily the result of decreased stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $499,000 during the three months ended January 31, 2026, as compared to the three months ended January 31, 2025, partially offset from increased (i) laboratory related costs of approximately $165,000; (ii) commissions and travel costs of approximately $121,000; (iii) marketing related costs of approximately $41,000; (iv) administrative and office related costs of $21,000; (v) payroll related expenses of approximately $14,000; (vi) professional fees of approximately $14,000; and (vii) research and development costs of approximately $13,000 during the three months ended January 31, 2026, as compared to the three months ended January 31, 2025.

The decrease in stock-based compensation costs during the three months ended January 31, 2026, as compared to the three months ended January 31, 2025 was principally the result of decreased amortization of costs from shares and options issued to executives and advisors and options issued to employees and outside directors.

The increase in commissions during the three months ended January 31, 2026, as compared to the three months ended January 31, 2025 was principally the result of the increase in overall revenues during the three months ended January 31, 2026, as compared to the three months ended January 31, 2025, partially offset from a larger percentage of sales that were generated from house accounts with much lower commission costs than paid to distributors and/or independent sales representatives.

Other income. Other income for the three months ended January 31, 2026 was $36,000, as compared to other income of $32,000 for the three months ended January 31, 2025. The increase in other income of was principally due to the change in obligation to repurchase shares of $19,000 and other non-recurring income of $17,000, partially offset from the reduction in commissions received from sales of Exotropin products of $32,000 during the three months ended January 31, 2026, as compared to the three months ended January 31, 2025.

Other expense for the three months ended January 31, 2026 was $10,000, as compared to other expense of $22,000 for the three months ended January 31, 2025. The decrease in other expense was principally the result of reduced interest costs and amortization of loan discounts on Notes payable resulting from the conversion of $475,000 of Notes payable during October 2025.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented:

	For the Three Months Ended January 31,
	2026	2025
Cash, beginning of period	$221,000	$657,000
Net cash (used in) provided by operating activities	(471,000)	65,000
Net cash used in investing activities	(14,000)	-
Net cash provided by (used in) financing activities	1,294,000	(2,000)
Cash, end of period	$1,030,000	$720,000

During the three months ended January 31, 2026, the Company used cash in operating activities of $471,000, as compared to $65,000 of cash provided by operating activities for the three months ended January 31, 2025, an increase in cash used of $536,000. The increase in cash used was primarily the result of increases in general and administrative expenses and other income (expense) after adjusting for non-cash related activities of $216,000 and decreases in cash provided from changes in operating assets and liabilities of $406,000, partially offset from an increase in gross profit of $87,000 the for the three months ended January 31, 2026 as compared to the three months ended January 31, 2025.

The decrease in cash provided from changes in operating assets and liabilities was due to increases in accounts receivable and decreases in accounts payable and accrued expenses for the three months ended January 31, 2026 as compared to the three months ended January 31, 2025.

During the three months ended January 31, 2026, the Company had cash used in investing activities of $14,000 compared to $0 for the three months ended January 31, 2025, an increase in cash used in investing activities of $14,000. The increase in cash used by investing activities was primarily due to the increase in payments made in connection with the Company’s purchase of laboratory equipment of $14,000 during the three months ended January 31, 2026 as compared to the three months ended January 31, 2025.

During the three months ended January 31, 2025, the Company had cash provided by financing activities of $1,294,000 as compared to cash used in financing activities of $2,000 for the three months ended January 31, 2024. The increase in cash provided by financing activities of $1,296,000 was due to the increase in proceeds received from the sale of common stock of $1,300,000 partially offset from increases in payments on finance leases of $6,000 during the three months ended January 31, 2026 compared to the three months ended January 31, 2025.

Capital Resources

The Company has historically relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations. During the three months ended January 31, 2026 and through the date of this Quarterly Report, the Company completed the following private sales of its securities:

From November 2025 to January 2026, the Company sold 4.8 Units to eight investors for an aggregate purchase price of $1,200,000 in a private transaction. Each Unit consists of (i) 62,500 shares of common stock and (ii) warrants to purchase 62,500 shares of common stock of the Company at an exercise price of $4.00 until November 30, 2030. The warrants may be exercised on a cashless basis. In connection with the sale of the Units, the Company issued 300,000 shares of common stock and 300,000 warrants to purchase shares of common stock.

During February 2026, the Company sold and additional 2.6 Units to eight investors for an aggregate purchase price of $650,000. In connection with the sale of the Units, the Company issued 162,500 shares of common stock and 162,500 warrants to purchase shares of common stock.

The above securities were offered and sold to the investors in accordance with the exemption from registration afforded by Section 4(a)(2) of Rule 506(b) of Regulation D under the Securities Act of 1933, as amended.

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $852,000 for the three months ended January 31, 2026 and used $471,000 of cash from operating activities during that period. In addition, the Company had an accumulated deficit and a stockholders’ deficit of $68,586,000 and $383,000, respectively, at January 31, 2026. The Company had a working capital deficit of $879,000 at January 31, 2026.

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

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet assumes that (i) the Company is able to continue to produce products or obtain products under supply arrangements which are in compliance with current and future regulatory guidelines; (ii) the Company will be able to establish a stabilized source of revenues, including efforts to expand sales internationally and the development of new product offerings and/or designations of products; (iii) obligations to the Company’s creditors are not accelerated; (iv) the Company’s operating expenses remain at current levels and/or the Company is successful in restructuring and/or deferring ongoing obligations; (v) the Company is able to continue its research and development activities, particularly in regards to remaining compliant with the FDA and ongoing safety and efficacy of its products; and/or (vi) the Company obtains additional working capital to meet its contractual commitments and maintain the current level of Company operations through debt or equity sources.

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

The independent auditor’s report dated January 29, 2026 included in our Annual Report on Form 10-K for the year ended October 31, 2025 included an explanatory paragraph as to the Company’s ability to continue as a going concern. As of January 31, 2026, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of January 31, 2026 and through the date of this report, we had no such arrangements.

Recently Issued Financial Accounting Standards

See Note 2 to our unaudited condensed consolidated financial statements included in this report for a discussion of recent accounting pronouncements.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements reflect the selection and application of accounting policies which require us to make significant estimates and judgments. See Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, “Summary of Significant Accounting Policies”.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive, financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2026, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On January 26, 2026, Neurovive Holding Co., LLC (“Neurovive”), Paragon Medical Group, LLC (“Paragon”), and Dr. David Buechner (“Dr. Buechner,” and together with Neurovive and Paragon, “Plaintiffs”), filed a complaint in the Circuit Court of Benton County, Arkansas Civil Division against the Company asserting claims for breach of contract, breach of fiduciary duty, misappropriation of trade secrets, fraud, promissory estoppel, unjust enrichment and conversion (“Complaint”). The Company removed the state court case to the United States District Court for the Western District of Arkansas. Plaintiffs are seeking preliminary and permanent injunctive relief and compensatory damages in an unspecified amount. The litigation arises from a prior arrangement between Plaintiffs and the Company relating to a proposed clinical trial and associated funding obligations. The parties dispute the circumstances under which the arrangement was terminated. The Company’s disputes all allegations in the Complaint and intends to vigorously defend the action. At this early stage of the proceedings, the Company is unable to predict the ultimate outcome of the litigation.

In addition to the above and to matters which have been resolved as reported in previous periodic reports filed under the Securities Exchange Act of 1934, as amended, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

Item 1A.	Risk Factors.

As a “smaller reporting company” we are not required to disclose information under this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

From November 2025 to January 2026, the Company sold 4.8 Units to eight investors for an aggregate purchase price of $1,200,000 in a private transaction. Each Unit consists of (i) 62,500 shares of common stock and (ii) warrants to purchase 62,500 shares of common stock of the Company at an exercise price of $4.00 until November 30, 2030. The warrants may be exercised on a cashless basis. In connection with the sale of the Units, the Company issued 300,000 shares of common stock and 300,000 warrants to purchase shares of common stock.

During February 2026, the Company sold and additional 2.6 Units to eight investors for an aggregate purchase price of $650,000. In connection with the sale of the Units, the Company issued 162,500 shares of common stock and 162,500 warrants to purchase shares of common stock.

The above securities were offered and sold to the investors in accordance with the exemption from registration afforded by Section 4(a)(2) of Rule 506(b) of Regulation D under the Securities Act of 1933, as amended.

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

March 17, 2026