Form 10-Q
period 2026-04-30
Zeo ScientifiX, Inc.
filed 2026-06-15
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of June 12, 2026, there were 7,837,441 shares of common stock, $0.001 par value per share, issued and outstanding.

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

ii

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts rounded to the nearest thousand except share amounts)

	April 30, 2026 (Unaudited)	October 31, 2025
ASSETS
Current Assets
Cash	$1,846,000	$221,000
Accounts receivable, net of allowance for bad debts	276,000	35,000
Prepaid expenses	458,000	279,000
Inventories	686,000	423,000
Total Current Assets	3,266,000	958,000

Property and equipment, net	609,000	569,000
Security deposit	11,000	-
TOTAL ASSETS	$3,886,000	$1,527,000

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,143,000	$1,980,000
Finance lease obligations	33,000	33,000
Convertible promissory note, net of debt discount of $3,000 and $7,000	247,000	243,000
Obligation to repurchase shares	17,000	19,000
Deferred revenue	671,000	598,000
Total Current Liabilities	3,111,000	2,873,000

Long term finance lease obligations	63,000	77,000
Total Liabilities	3,174,000	2,950,000

Commitments and contingencies

Shares Subject To Possible Redemption
Series C Preferred Stock, $0.001 par value, 100 shares authorized; 100 and 100 shares issued and outstanding, respectively	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 7,787,441 and 6,747,441 shares issued and outstanding, respectively	8,000	7,000
Additional paid-in capital	69,435,000	66,304,000
Accumulated deficit	(68,731,000)	(67,734,000)
Total Stockholders’ Equity (Deficit)	712,000	(1,423,000)

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,886,000	$1,527,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Revenues (includes sales to related parties of approximately $30,000, $43,000, $30,000, and $75,000, respectively)	$2,581,000	$1,149,000	$4,027,000	$2,239,000

Cost of revenues	526,000	256,000	807,000	447,000

Gross profit	2,055,000	893,000	3,220,000	1,792,000

General and administrative expenses	2,567,000	2,287,000	4,610,000	4,439,000

Loss from operations	(512,000)	(1,394,000)	(1,390,000)	(2,647,000)

Other income (expense)
Gain on sale of Exotropin interests	390,000	-	390,000	-
Interest expense	(11,000)	(21,000)	(20,000)	(43,000)
Change in obligation to repurchase shares	(17,000)	-	2,000	-
Other income	5,000	24,000	21,000	56,000

Net loss	$(145,000)	$(1,391,000)	$(997,000)	$(2,634,000)

Net loss per common share - basic and diluted	$(0.02)	$(0.22)	$(0.14)	$(0.42)

Weighted average number of common shares outstanding - basic and diluted	7,757,469	6,344,817	7,383,436	6,344,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc

CONDENSED CONSOLIDATED CHANGES TO STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months and Six Months Ended April 30, 2026 and 2025

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

Three Months Ended April 30,

			Additional		Total Stockholders’
	Common Stock		Paid In	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance February 1, 2025	6,344,817	$6,000	$61,645,000	$(63,456,000)	$(1,805,000)
Fair value of equity instruments issued for compensation:
Fair value of shares issued as compensation	-	-	21,000	-	21,000
Fair value of options issued	-	-	265,000	-	265,000
Fair value of warrants issued	-	-	810,000	-	810,000
Net loss	-	-	-	(1,391,000)	(1,391,000)
Balance April 30, 2025	6,344,817	$6,000	$62,741,000	$(64,847,000)	$(2,100,000)
Balance February 1, 2026	7,614,941	$8,000	$68,195,000	$(68,586,000)	$(383,000)

Sale of common stock	162,500	-	650,000	-	650,000

Fair value of equity instruments issued for compensation:
Fair value of shares issued as compensation	10,000	-	581,000	-	581,000
Fair value of options issued	-	-	9,000	-	9,000
Net loss	-	-	-	(145,000)	(145,000)
Balance April 30, 2026	7,787,441	$8,000	$69,435,000	$(68,731,000)	$712,000

Six Months Ended April 30,

			Additional		Total Stockholders’
	Common Stock		Paid In	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balance October 31, 2024	6,344,817	$6,000	$60,554,000	$(62,213,000)	$(1,653,000)
Fair value of equity instruments issued for compensation:
Fair value of shares issued as compensation	-	-	53,000	-	53,000
Fair value of options issued	-	-	514,000	-	514,000
Fair value of warrants issued	-	-	1,620,000	-	1,620,000
Net loss	-	-	-	(2,634,000)	(2,634,000)
Balance April 30, 2025	6,344,817	$6,000	$62,741,000	$(64,847,000)	$(2,100,000)
Balance October 31, 2025	6,747,441	$7,000	$66,304,000	$(67,734,000)	$(1,423,000)

Sale of common stock	487,500	-	1,950,000	-	1,950,000

Fair value of equity instruments issued for compensation:
Fair value of shares issued as compensation	552,500	1,000	772,000	-	773,000
Fair value of options issued	-	-	194,000	-	194,000
Fair value of warrants issued	-	-	215,000	-	215,000
Net loss	-	-	-	(997,000)	(997,000)
Balance April 30, 2026	7,787,441	$8,000	$69,435,000	$(68,731,000)	$712,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts rounded to the nearest thousand except share amounts)

(Unaudited)

	Six months ended April 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(997,000)	$(2,634,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	38,000	34,000
Amortization of OID and commitment fee discount – Promissory notes	4,000	12,000
Stock-based compensation	1,182,000	2,187,000
Gain on sale of Exotropin interests	(390,000)	-
Change in obligation to repurchase shares	(2,000)	-
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	(241,000)	183,000
Other receivable	-	2,000
Prepaid expenses	(179,000)	3,000
Inventories	(313,000)	(2,000)
Accounts payable and accrued expenses	227,000	165,000
Security deposits	(11,000)	-
Deferred revenue	73,000	(28,000)
Net cash used in operating activities	(609,000)	(78,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(78,000)	-
Proceeds from sale of Exotropin interests	376,000	-
Net cash provided by financing activities	298,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,950,000	-
Payments on finance leases	(14,000)	(37,000)
Net cash provided by (used in) financing activities	1,936,000	(37,000)

Increase (decrease) in cash	1,625,000	(115,000)
Cash at beginning of period	221,000	657,000
Cash at end of period	$1,846,000	$542,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Reduction in royalty payable through transfer of inventory	$50,000	-
Reduction in liability from sale of Exotropin interests	$14,000	-
Finance lease obligations	$-	$125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zeo ScientifiX, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED APRIL 30, 2026 AND 2025 (UNAUDITED)

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

The Company is a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and regenerative medicine. In connection with the state of Florida’s new “stem cell therapy” law, effective July 1, 2025 (“SB 1768”), and the addition of several other states that are enacting similar legislation, the Company has begun to pursue clinical research and commercial sales strategies that are compliant with these new legislative measures. The Company has a portfolio of proprietary products derived from ethically sourced birth tissue, including mesenchymal stem cells, stem cell and amniotic fluid derived exosomes and Whartons Jelly matrix. The Company’s principal product is Zofin™, a product derived from amniotic fluid and manufactured to retain the naturally occurring extracellular vesicles, proteins and cell secreted nanoparticles. ZEO also manufactures Patient Pure X™ (“PPX™”), a proprietary autologous biologic containing a nanoparticle fraction that is precipitated from a patient’s own peripheral blood. ZEO’s products are all manufactured in FDA-registered, cGMP-compliant laboratory facilities. Our portfolio of products (“RAAM Products”) and related services are principally used in the health care industry administered through doctors and clinics (“Providers”).

In addition to the Company’s efforts to now supply products that are compliant with newly enacted state stem cell legislation, the Company has recently developed and begun to distribute additional products that incorporate its proprietary ingredients for products to be used in topical aesthetic applications and is actively exploring further development of additional products to be used in other topical aesthetic applications.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the condensed unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30, 2026, the results of its operations for the three months and six months ended April 30, 2026 and 2025 and the cash flows for the six months ended April 30, 2026 and 2025. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

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

Concentrations of Risk

Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At April 30, 2026, the Company had $884,000 of cash balances in one financial institution in excess of FDIC insurance coverage limits and $347,000 of cash balances in another financial institution in excess of FDIC insurance coverage limits.

Major Customer

During the six months ended April 30, 2026, the Company sold products and services totaling approximately $571,000 (14.2%) to a large medical practice group and distributor and approximately $511,000 (12.7%) to another large medical practice group and distributor.

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

At April 30, 2026, the Company had 4,649,857 common shares issuable upon the exercise of options and warrants (vested and unvested), 295,000 unissued shares of restricted stock, $250,000 of convertible debt securities (convertible into a maximum of 41,667 shares) and $50,000 of future obligations in connection with the purchase of the BioLumina assets that may be settled through the issuance of common stock (convertible into a maximum of 20,000 shares) that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the three months ended April 30, 2026.

At April 30, 2025, the Company had 3,591,721 common shares issuable upon the exercise of options and warrants (vested and unvested), 228,333 unissued restricted stock and $725,000 of convertible debt securities that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the six months ended April 30, 2025.

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

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $31,000 and $42,000 for the three months ended April 30, 2026 and 2025, respectively and approximately $50,000 and $48,000 for the six months ended April 30, 2026 and 2025, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

NOTE 3 – GOING CONCERN

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $997,000 for the six months ended April 30, 2026 and used $609,000 of cash from operating activities during that period. In addition, the Company had an accumulated deficit of $68,731,000 at April 30, 2026 and stockholders’ equity of $712,000 at April 30, 2026. The Company had working capital of $155,000 at April 30, 2026.

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

As of April 30, 2026, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORIES

	April 30, 2026	October 31, 2025
Raw materials and supplies	$262,000	$208,000
Finished goods	424,000	215,000
Total inventories	$686,000	$423,000

NOTE 5 – PROPERTY AND EQUIPMENT

	April 30, 2026	October 31, 2025
Finance lease equipment	$156,000	$156,000
Manufacturing equipment	856,000	778,000
	1,012,000	934,000
Less: accumulated depreciation	(403,000)	(365,000)
Total property and equipment, net	$609,000	$569,000

Depreciation expense totaled $19,000 and $16,000 for the three months ended April 30, 2026 and 2025, respectively.

Depreciation expense totaled $38,000 and $34,000 for the six months ended April 30, 2026 and 2025, respectively.

NOTE 6 – EQUITY IN NON-MARKETABLE SECURITIES OF AFFILIATED ENTITY

	April 30, 2026	October 31, 2025
Equity in non-marketable securities	$-	145,000
Reserve on carrying value of investment in non-marketable securities	$-	(145,000)
Equity in non-marketable securities	$-	-

As of October 31, 2025, the Company invested $145,000 in the non-marketable equity securities of Exotropin (“Exotropin”), a privately-held skin-care formulator in an effort to accelerate the Company’s development of expertise with respect to the skincare industry and the potential supply of the Company’s products in future formulations. As of October 31, 2025, the Company had recorded total reserves against the carrying value of its investment of Exotropin of $145,000, based on the limited financial history of Exotropin to date and the lack of any information to ascertain the fair value of Exotropin.

On March 31, 2026 (“Execution Date”) the Company, Greyt Ventures, LLC (“Greyt”), a principal shareholder of the Company and Skycrest Holdings, LLC, a former principal shareholder of the Company (“Skycrest” and, together with the Company and Greyt, each a “Seller” and collectively “Sellers”), AML Group Holdings, LLC, a Florida limited liability company (“AML”) BRM Holdings LLC a Delaware limited liability company (“BRM”), B4U2 LLC a Delaware limited liability company (“B4U2”), and GFourz Holdings LLC an Illinois limited liability company (“Gfourz” and, together with AML, BRM, and B4U2 each a “Purchaser” and collectively “Purchasers”), and Exotropin (Exotropin together with Purchasers and Sellers, each a “Party” and collectively the “Parties”) entered into a purchase and sales agreement (“Agreement”) whereby each Seller agreed to sell to Purchasers, and Purchasers agreed to purchase from each Seller, all of such Seller’s Membership Units in Exotropin, including, without limitation, the corresponding rights, powers, benefits, and privileges relating thereto or arising therefrom, and the obligations thereunder, pursuant to Exotropin’s Limited Liability Company Agreement (as amended to date, the “LLC Agreement”) relating to the Membership Units (collectively, the “Membership Interests”), for the aggregate cash consideration of $2,788,000 (the “Purchase Price”). The Parties agreed to allocate the Purchase Price as follows: $376,000 to the Company in respect of the Company’s Membership Interests; $1,206,000 to Greyt in respect of Greyt’s Membership Interests; and $1,206,000 to Skycrest in respect of Skycrest’s Membership Interests (the foregoing amounts allocated to each of the Sellers, an “Allocated Purchase Price”).

The closing of the purchase and sale of the Membership Interests, including payment of the Allocated Purchase Price took place on April 7, 2026 (“Closing”). At the Closing, (i) each Seller delivered to the Purchasers an Assignment of its Membership Interests (ii) Purchasers paid the Allocated Purchase Price to each Seller by wire transfer, (iii) Exotropin delivered to the Company a dismissal notice dismissing its pending lawsuit against the Company with prejudice and with each party agreeing to bear its own fees and costs (see Note 13) and (iv) the Company returned all remaining inventory of Exotropin held by Seller as of the date of the Agreement. In addition, under the terms of the Agreement, effective as of the Closing, and without any further action of the Company or Exotropin, the Sales Representative Agreement (“Sales Agreement”) between the Company and Exotropin was terminated and was of no further force or effect and the Company and none of the provisions of the Sales Agreement survive termination of the Sales Agreement. The Agreement also provided for other terms regarding non solicitation and each party provided general mutual releases. During the three months and six months ended April 30, 2026, the Company recorded a gain of $390,000 from the sale of its Exotropin interests comprised of the proceeds of $376,000 received from the sale of its interests in Exotropin and the reduction of previously recorded liabilities of $14,000.

For the three months and six months ended April 30, 2026, no commissions were paid to the Company in connection with the Sales Agreement. For the three months and six months ended April 30, 2025, $19,000 and $51,000, respectively, of commissions were earned under the Sales Agreement. The commissions earned under the Sales Agreement are reflected in other income in the unaudited consolidated financial statements.

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

As of April 30, 2026, $96,000 was due under finance lease obligations lease through 2030, of which $33,000 is current.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three months ended April 30, 2026 and 2025 and the six months ended April 30, 2026 and 2025, the Company sold a total of approximately $30,000, $24,000, $30,000 and $24,000, respectively, of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, of which Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors has an indirect economic interest in the parent company that owns the MSO.

For the three months and six months ended April 30, 2025, $19,000 and $51,000, respectively, of commissions were earned under the Sales Agreement.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	April 30, 2026	October 31, 2025
Accrued payroll related liabilities	$667,000	$667,000
Lab equipment and supplies payables	154,000	120,000
Clinical trial and research payables	637,000	634,000
Legal fees payable	277,000	244,000
Other professional fees payable	147,000	121,000
Interest payable	12,000	1,000
Royalty payable	50,000	100,000
Accrued commissions payable	83,000	37,000
Construction payables	9,000	9,000
Other payables and accrued expenses	107,000	47,000
Total Accounts Payable and Accrued Expenses	$2,143,000	$1,980,000

NOTE 10 – NOTES PAYABLE

	April 30, 2026	October 31, 2025
Convertible Promissory Note	$250,000	$250,000
Unamortized discount	(3,000)	(7,000)
Total Notes Payable	$247,000	$243,000

Convertible Promissory Notes

The Convertible Promissory Note is due September 30, 2026. Interest on the Convertible Promissory Note is 8.0% payable annually and together with the principal amount on the maturity date.

The Convertible Promissory Note may be prepaid by the Company, in whole, but not in part, at any time prior to the Maturity Date, subject to payment of a premium of 10%, provided that the Company gives the holder fifteen (15) days business notice prior to prepayment, during which period, the investor may elect to convert the Note and accrued but unpaid interest thereon into Shares at a conversion price equal to 80% of the average of the daily VWAP of the Shares (as defined in the Note) for twenty consecutive (20) trading days ending on the date the Company gives the holder of the Convertible Promissory Note notice of prepayment.

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

In connection with the issuance of the Convertible Promissory Notes, the Company recorded a discount in the amount of $72,000. The discount is being amortized over the term of Convertible Promissory Notes. For the three months ended April 30, 2026 and 2025, $2,000 and $6,000, respectively, of the discounts recorded in connection with the issuance of the Convertible Promissory Notes have been amortized. For the six months ended April 30, 2026 and 2025, $4,000 and $12,000, respectively, of the discounts recorded in connection with the issuance of the Convertible Promissory Notes have been amortized.

At April 30, 2026, the unamortized debt discount recorded in connection with the issuance of the Convertible Promissory Note was $3,000. In addition, as of April 30, 2026, the Convertible Promissory Notes were convertible into 41,667 shares of common stock.

NOTE 11 – CAPITAL STOCK

Common Stock

2021 Plan

In September 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, and Performance Shares (an “Award”) to any person who is an employee or director of, or consultant to the Company. The maximum aggregate number of shares that may be issued pursuant to all Awards was 1,250,000 shares. On June 6, 2023, the Company’s board of directors and stockholders holding a majority of the Company’s voting power, approved an increase in the number of shares of the Company’s common stock reserved for issuance under the Company’s 2021 Plan from 1,250,000 shares to 2,500,000 shares. On June 10, 2026, the Company’s board of directors approved an increase in the number of shares of the Company’s common stock reserved for issuance under the Company’s 2021 Plan from 2,500,000 shares to 7,500,000 shares.

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

As of April 30, 2026, a total of 2,054,895 Awards (net of 1,379,524 Awards redeposited for future issuance) have been awarded under the 2021 Plan and remain issued and outstanding. There are 445,105 remaining shares that available for issuance under the 2021 Plan.

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

As of October 31, 2025, 75,000 shares have been sold for an aggregate of $300,000 in accordance with the Subscription Agreement. On November 1, 2026, an additional 25,000 shares were sold for $100,000 in accordance with the Subscription Agreement. On February 10, 2026, the Subscription Agreement was amended whereby the total number of Shares to be purchased under the Subscription Agreement was reduced to 100,000 Shares and no further shares are issuable. As of April 30, 2026, a total of 100,000 shares have been sold for an aggregate amount of $400,000 pursuant to the Subscription Agreement.

The above securities were offered and sold to the investors in accordance with the exemption from registration afforded by Section 4(a)(2) of and/or Rule 506(b) of Regulation D under the Securities Act.

Private Offering – Common Stock and Warrants

From November 2025 to April 2026, the Company sold 7.4 Units to fifteen investors for an aggregate purchase price of $1,850,000 in a private transaction. Each Unit consists of (i) 62,500 shares of common stock and (ii) warrants to purchase 62,500 shares of common stock of the Company at an exercise price of $4.00 until November 30, 2030. The warrants may be exercised on a cashless basis. In connection with the sale of the Units, the Company issued 462,500 shares of common stock and 462,500 warrants to purchase shares of common stock.

The above securities were offered and sold to the investors in accordance with the exemption from registration afforded by Section 4(a)(2) of and/or Rule 506(b) of Regulation D under the Securities Act.

Restricted Stock Awards

On December 1, 2025, the Company entered into a consulting agreement with a third party to provide certain market engagement and investor relations consulting services to the Company. Pursuant to the Consulting Agreement, the Company issued the consultant 10,000 restricted shares of common stock of the Company, 5,000 shares which vested and were issued on the agreement date and 5,000 Shares which vested on the 90th day after the agreement date. The 10,000 grant of shares were valued at $2.05 per share, the closing price of the common stock of the Company on the effective date of the grant. The Company will amortize $21,000 of stock-based compensation expense in accordance with the vesting periods. The Company recorded a total of $11,000 and $21,000 of stock-based compensation expense based on the grant date fair value of these shares during the three and six months ended April 30, 2026, respectively.

On December 23, 2025, in consideration for his performance, the Company awarded an employee of the Company, a bonus in the form of a restricted stock grant under the Company’s 2021 Plan of 25,000 shares of the Company’s common stock, to vest as to 12,500 shares on the date of the grant and the remaining 12,500 shares on the first anniversary of the award date. The 25,000 grant of shares were valued at $2.66 per share, the closing price of the common stock of the Company on the effective date of the grant. The Company will amortize $66,000 of stock-based compensation in accordance with the vesting periods. The Company recorded a total of $8,000 and $44,000 of stock-based compensation expense based on the grant date fair value of these shares during the three and six months ended April 30, 2026, respectively.

On January 14, 2026, pursuant to the Company’s 2021 Plan, the Company’s Compensation Committee (“Comp Board”) awarded 175,000 shares of the Company’s common stock to Ian Bothwell, the Company’s Chief Executive Officer and 175,000 shares of the Company’s common stock to Dr. George Shapiro, the Company’s Chief Medical Officer. The Comp Board also approved the grant of 175,000 shares of common stock of the Company to Greyt Ventures LLC, a principal shareholder of the Company in consideration of consulting services rendered to the Company. The 525,000 grant of shares were valued at $2.66 per share, the closing price of the common stock of the Company on the effective date of the grant. The Company will amortize $1,395,000 of stock-based compensation expense over the one-year vesting term. The Company recorded $450,000 and $508,000 of stock-based compensation expense during the three and six months ended April 30, 2026, respectively. The shares have not yet vested but have been issued as of April 30, 2026.

In connection with Dr. Kisiday’s Employment Agreement, Dr. Kisiday was granted 50,000 shares of common stock under the 2021 Plan. The stock grant vests as to 20,000 shares on the first anniversary of the of the Employment Agreement and 30,000 shares on the second anniversary of the Employment Agreement. The 50,000 grant of shares were valued at $2.74 per share, the closing price of the common stock of the Company on the effective date of the Employment Agreement. The Company will amortize $137,000 of stock-based compensation expense over the two-year vesting term. Effective March 23, 2026, Dr. Kisiday’s employment was terminated and the 50,000 stock grant was forfeited.

During the period February 2026 to April 2026, in consideration for agreeing to join the Company’s medical advisory board or as a consultant, the Company issued to ten individuals an aggregate of 167,500 shares of unregistered common stock valued between $1.80 and $2.45 per share, the closing price of the common stock of the Company on the respective grant dates. 10,000 of the shares vested immediately and the remaining 157,500 shares vest over periods up to a maximum of 3 years. The Company will record $342,000 of stock-based compensation expense based on the grant date fair value of these shares over the respective vesting terms. The Company recorded a total of $48,000 of stock-based compensation expense based on the grant date fair value of these shares during the three and six months ended April 30, 2026.

During the six months ended April 30, 2026, 20,833 shares that were granted in 2024 vested, of which $152,000 of stock based compensation expense was recognized during the six months ended April 30, 2026. The shares have not yet been issued as of April 30, 2026. In addition, 125,000 shares granted prior October 31, 2025 were forfeited due to termination and/or failure to satisfy service performance conditions of the respective agreements.

A summary of unvested restricted stock activity for the six months ended April 30, 2026 are presented below:

	Number of Non-vested Shares	Fair Value	Weighted- Average Grant Date Value
Non-vested Shares at October 31, 2025	228,333	$451,000	$2.05
Shares Granted	777,500	$1,961,000	$2.57
Vested	(103,333)	$(773,000)	$-
Expired/Forfeited	(175,000)	$(357,000)	$2.05
Non-vested Shares at April 30, 2026	727,500	$1,282,000	$2.47

There was approximately $1,282,000 of unamortized compensation associated with unvested stock grants outstanding as of April 30, 2026 that will be amortized over their respective remaining service periods.

NOTE 12 – STOCK OPTIONS AND WARRANTS

The Company has issued option securities under its Incentive Plan and warrants entitling the holder to purchase shares of its common stock at specified prices and for specified exercise periods.

Options:

A summary of the Company’s option activity for the six months ended April 30, 2026 is presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2025	1,172,482	$2.91	6.61	$-
Granted	7,790	$4.50	5.00	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(85,877)	$2.74	3.14	$-
Outstanding at April 30, 2026	1,094,395	$2.94	6.33	$-
Exercisable at April 30, 2026	1,071,964	$2.91	6.39	$-

During the six months ended April 30, 2026, under its Incentive Plan, the Board approved the granting of options to certain employees to purchase 7,790 shares of its common stock. The options vest annually over 3 years, expire five years from the date of grant and had an aggregate fair value of $20,000 at the date of grant.

The Company valued the options using a Black-Scholes option pricing model with the following assumptions:

Exercise prices	$4.50
Expected dividends	-
Expected volatility	179%
Risk free interest rate	3.79%
Expected term of options	5.0 years

Options totaling 85,877 that were previously issued to employees that are no longer employed by the Company as of April 30, 2026, were forfeited.

During the three months ended April 30, 2026 and 2025, the Company amortized $9,000 and $265,000, respectively, of stock compensation costs associated with options vesting during the period.

During the six months ended April 30, 2026 and 2025, the Company amortized $194,000 and $514,000, respectively, of stock compensation costs associated with options vesting during the period.

There was approximately $57,000 of unamortized compensation associated with options outstanding as of April 30, 2026 that will be amortized over their respective remaining service periods.

Warrants:

A summary of the Company’s warrant activity for the six months ended April 30, 2025 is presented below:

	Number of Shares	Weighted- average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2025	3,092,962	$3.62	6.24	$-
Granted	462,500	$4.00	4.90	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding at April 30, 2026	3,555,462	$3.67	5.59	$-
Exercisable at April 30, 2026	3,055,462	$3.80	6.18	$-

As described in Note 11, from November 2025 to April 2026, the Company sold 7.4 Units to fifteen investors for an aggregate purchase price of $1,850,000 in a private transaction. Each Unit consists of (i) 62,500 shares of common stock and (ii) warrants to purchase 62,500 shares of common stock of the Company at an exercise price of $4.00 until November 30, 2030. The warrants may be exercised on a cashless basis. In connection with the sale of the Units, the Company issued 462,500 shares of common stock and 462,500 warrants to purchase shares of common stock.

During the three months ended April 30, 2026 and 2025, the Company amortized $0 and $810,000, respectively, of stock compensation costs associated with warrants vesting during the period.

During the six months ended April 30, 2026 and 2025, the Company amortized $215,000 and $1,620,000, respectively, of stock compensation costs associated with warrants vesting during the period.

Included in the table above is approximately $1,122,000 of unamortized compensation associated with 500,000 warrants outstanding as of April 30, 2026. The Warrants vest in five equal tranches of 100,000 shares, at various exercise prices ranging between $3.50 - $10.00 per share, and are exercisable based upon meeting certain conditions provided in the Consulting Agreement. Once vested, the Warrants are exercisable for a period of ninety (90) days from the date they become exercisable. The fair value of the warrants was determined to be $1,122,000. The Company will begin to amortize the $1,122,000 fair value when management estimates the vesting conditions are probable of being achieved.

All stock compensation expense is classified under general and administrative expenses in the consolidated statements of operations.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Deferred Revenue

Amounts received by the Company for future purchases of inventory or for products that have yet to be delivered to the customers as of April 30, 2026 and October 31, 2025 are reflected in the Company’s balance sheet as deferred revenues and were comprised of the following:

	April 30, 2026	October 31, 2025
Advances On Future Purchases Of Inventory	$74,000	$145,000
Sales To Customers Not Yet Delivered	597,000	453,000
Total Deferred Revenue	$671,000	$598,000

Employment Agreement

Dr. John D. Kisiday, Ph.D.

Effective January 23, 2026, Dr. Kisiday was appointed the Company’s Chief Technology Officer. Dr. Kisiday’s employment agreement (“Employment Agreement”) provides for a base salary of $175,000 and a stock grant of 50,000 shares of common stock under our 2021 Incentive Plan. The stock grant vests as to 20,000 shares on the first anniversary of the of the Employment Agreement and 30,000 shares on the second anniversary of the Employment Agreement, contingent upon Dr. Kisiday’s continued employment with the Company. In addition, if Dr. Kisiday brought a commercially viable new product and/or business opportunity to the Company outside the existing scope of the Company’s current line of business, Dr. Kisiday will be entitled to receive additional compensation therefor.

Dr. Kisiday’s employment with the Company was “At Will” meaning that his employment with the Company and his Employment Agreement may be terminated by the Company at any time, for any reason or for no reason at all and with or without “Cause” (as defined in the Employment Agreement). Notwithstanding the foregoing, if at any time after the first ninety (90) days of the term, the Company terminates Dr. Kisiday’s employment without Cause or Dr. Kisiday terminates his employment with the Company for “Good Reason” (as defined in the Employment Agreement), Dr. Kisiday will be entitled to receive severance in an amount equal to one quarter (1/4) month’s salary for each successive three (3) months of employment completed.

Dr. Kisiday’s employment agreement contains customary confidentiality, non-competition and non-solicitation covenants.

On March 21, 2026, as provided for under the Employment Agreement, the Company provided Dr. Kisiday with notice that his employment was being terminated effective March 23, 2026. As a result of Dr. Kisiday’s termination, the stock grant was forfeited in full effective March 23, 2026.

Purchase Commitments

During July 2025, the Company entered into an exclusive supply agreement (“Supply Agreement”) with a third-party contract manufacturer (“CDMO”) in connection with the manufacturing and processing of certain biological products (“CDMO Products”) that the Company that the Company intends to sell to third party medical providers. Under the terms of the Supply Agreement, the Company prepaid $500,000. Under the terms of the Supply Agreement, the deposits will be applied against the actual CDMO Products that are released to the Company. The Company has agreed to make a minimum of 8 purchase orders within specified periods based on satisfactory release of prior productions of the CDMO Products (“Minimum Purchase Orders”). In connection with each purchase order, the Company is required to have minimum deposits paid to the CDMO equal to 50% of the value of the purchase order. The Supply Agreement may be extended by the Company based on submitting a minimum amount of additional purchase orders after the Minimum Purchase Orders have been released. As of April 30, 2026 and October 31, 2025, outstanding advances were $267,000 and $225,000, respectively that is included in prepaid expenses in the accompanying condensed consolidated balance sheets.

Legal Matters

Neurovive Holding Co., LLC

On January 26, 2026, Neurovive Holding Co., LLC (“Neurovive”), Paragon Medical Group, LLC (“Paragon”), and Dr. David Buechner (“Dr. Buechner,” and together with Neurovive and Paragon, “Plaintiffs”), filed a complaint in the Circuit Court of Benton County, Arkansas Civil Division against the Company asserting claims for breach of contract, breach of fiduciary duty, misappropriation of trade secrets, fraud, promissory estoppel, unjust enrichment and conversion (“Complaint”). Plaintiffs are seeking preliminary and permanent injunctive relief and compensatory damages. The litigation stems from a previous arrangement whereby Plaintiffs and the Company had sought to jointly pursue a proposed clinical trial (“Venture”) based on Plaintiffs agreeing to provide the necessary funding for the Venture (“Funding Obligations”). After a prolonged unsuccessful effort to secure the Funding Obligations, the Plaintiffs unilaterally elected to terminate further efforts to pursue the Venture.

The case was removed to the United States District Court for the Western District of Arkansas, Fayetteville Division, Case No. 5:26-cv-05055. On March 30, 2026, the Company filed a Motion to Transfer Venue pursuant to 28 U.S.C. § 1404(a), seeking transfer of the action to the United States District Court for the Southern District of Florida, Fort Lauderdale Division. The motion is now fully briefed and the parties await a ruling from the Court. We are unable to express an opinion as to the possible outcome of this matter. The Company’s disputes all allegations and intends to vigorously pursue all available legal remedies.

Dr. Golub

The Company’s employment agreement with Dr. Howard Golub, its former Chief Science Officer (“Golub Employment Agreement”) had an initial term that ended May 31, 2024. The Golub Employment Agreement was not renewed and accordingly, the Golub Employment Agreement expired and the employment of Dr. Golub by the Company ended on May 31, 2024.

On November 19, 2024, Dr. Golub (“Plaintiff”), filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against the Company, alleging a breach of contract as a result of the Company’s failure to pay Plaintiff severance in the amount of $150,000 in connection with the non-renewal of Golub Employment Agreement. During June 2026, the parties entered into an agreement settling the matter and the action will be dismissed with prejudice.

Exotropin

On August 15, 2025, the Company terminated the Sales Agreement for cause. Exotropin filed a complaint (Case No. CACE-25-013178, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida) against the Company for declaratory judgment on August 29, 2025, concerning the parties’ June 19, 2024, Amended and Restated Sales Representative Agreement, seeking declarations related to termination and the survival/enforceability of certain restrictive and other clauses. On November 6, 2025, the Company moved to dismiss Exotropin’s complaint. The Company filed counterclaims on November 17, 2025. On January 7, 2026, Exotropin filed a First Amended Complaint. On April 6, 2026, the parties filed a Joint Notice of Settlement with the Court. On April 13, 2026, the parties filed a Joint Stipulation of Dismissal With Prejudice, dismissing the action and all claims, counterclaims, and defenses asserted therein with prejudice, with each party bearing its own attorneys’ fees, costs, and expenses.

BioXtex

In June 2025, BioXtek sought to terminate the Binding MOU and the Joint Venture for alleged breaches by the Company, which the Company contested. As the Company and BioXtek were not able to amicably resolve the dispute, on December 17, 2025, the Company commenced an action against BioXtek (Case No. CACE-25-019364, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida) and filed an amended complaint on January 5, 2026, asserting claims for breach of contract and implied covenant, fraudulent inducement, violation of the Florida Deceptive Unfair Trade Practices Act, equitable accounting, and declaratory judgment. The Company seeks damages for expectancy/consequential losses, equitable relief, and fees. On May 27, 2026, BioXtek filed a Motion to Dismiss the Amended Complaint. No hearing has been set on the Motion to Dismiss. The Company intends to oppose the Motion to Dismiss. Mediation has been scheduled for June 11, 2026. The Company continues to evaluate its legal options and intends to protect its rights under the Binding MOU and the Joint Venture.

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

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM for the three months and six months ended April 30, 2026 and 2025.

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Revenue	$2,581,000	1,149,000	$4,027,000	$2,239,000
Cost of goods sold	(526,000)	(256,000)	(807,000)	(447,000)
Salaries & consulting fees	(839,000)	(716,000)	(1,562,000)	(1,425,000)
Professional fees	(295,000)	(137,000)	(455,000)	(283,000)
Commissions	(279,000)	(91,000)	(465,000)	(178,000)
Marketing	(238,000)	(73,000)	(342,000)	(114,000)
Stock based compensation	(590,000)	(1,096,000)	(1,182,000)	(2,187,000)
Lab expenses	(204,000)	(39,000)	(373,000)	(41,000)
Research & development	(31,000)	(42,000)	(50,000)	(48,000)
Insurance	(47,000)	(80,000)	(109,000)	(106,000)
Office expenses & other	(45,000)	(13,000)	(72,000)	(57,000)
Other income (expenses), net	(22,000)	3,000	3,000	13,000
Gain on sale of Exotropin interests	390,000	-	390,000	-
Net loss	$(145,000)	$(1,391,000)	$(997,000)	$(2,634,000)

NOTE 15 – SUBSEQUENT EVENTS

Sale of Units

During May 2026 and June 2026, the Company sold an additional 0.8 Units to two investors for an aggregate purchase price of $200,000. In connection with the sale of the Units, the Company issued 50,000 shares of common stock and 50,000 warrants to purchase shares of common stock.

The above securities were offered and sold to the investors in accordance with the exemption from registration afforded by Section 4(a)(2) of Rule 506(b) of Regulation D under the Securities Act.

Related Party

On May 12, 2026, Greyt, Dr. Shapiro, Mr. Bothwell and the Company formed Serephon LLC (“Serephon”), a Delaware limited liability company. The Serephon operating agreement provides for Serephon to seek to (a) own and operate clinics providing regenerative and longevity-related clinical services through licensed physicians and other appropriately credentialed clinical personnel in jurisdictions where it is permitted by applicable law and licensed to do so; and (b) operate in other jurisdictions as a management services organization providing non-clinical administrative, operational, advisory, technology, marketing, management, equipment, procurement, and other lawful support services to physician-owned medical practices and other lawful healthcare-adjacent businesses, while not engaging in the practice of medicine. The Board of Directors determined that the Company had no intention of engaging in the clinical services being offered by Serephon other than described below.

In connection with the Serephon business, the Company will agree to supply biologic products to Serephon and/or Serephon’s owned and participating clinics, in exchange for an initial fifty percent (50%) Class A limited liability company membership interest (48 units) in Serephon, with the remaining Class A limited liability company membership interests owned equally by Greyt (16 units), Dr. Shapiro (16 Units) and Mr. Bothwell (16 Units).

Equity Awards

On June 10, 2026, the Company awarded the following options to purchase shares of our common stock (“Options”) under the 2021 Plan:

(a) The Company awarded Options under the 2021 Plan for 625,000 shares of common stock, to each of Greyt Ventures LLC, a principal stockholder and consultant to the Company, Ian Bothwell, the Company’s Chief Executive Officer and Chief Financial Officer and a member of the board of directors, and George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors. The Options are fully vested as of the award date, are exercisable on a “cashless basis” for a period of ten (10) years from the award date at an exercise price of $1.67 per share, and are subject to the other terms and conditions of the 2021 Plan.

(b) The Company awarded Options under the 2021 Plan for 625,000 shares of common stock to each of Greyt Ventures LLC, Ian Bothwell and George Shapiro (“Incentive Options”). The Incentive Options vest in full upon the achievement of certain performance milestones, are exercisable on a “cashless basis” during the period commencing on the date they vest and ending ten (10) years from the award date at an exercise price of $1.67 per share, and are subject to the other terms and conditions of the 2021 Plan. The Incentive Options are antidilutive for any future transaction that provides for the issuance of 10% or more of the Company’s common stock outstanding on a fully diluted basis.

(c) The Company awarded Options under the 2021 Plan for 80,000 shares of common stock to Chuck Bretz a non-executive director of the Company and an aggregate of 77,500 shares of common stock to certain other Company employees and a consultant. The Options are fully vested as of the grant date, are exercisable for a period of five (5) years from the award date at an exercise price of $1.67 per share, and are subject to the other terms and conditions of the 2021 Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and regenerative medicine.

The Company has a portfolio of proprietary products derived from ethically sourced birth tissue, including mesenchymal stem cells, stem cell and amniotic fluid derived exosomes and Whartons Jelly matrix. The Company’s principal product is Zofin™, a product derived from amniotic fluid and manufactured to retain the naturally occurring extracellular vesicles, proteins and cell secreted nanoparticles. The Company also manufactures Patient Pure X™ (“PPX™”), a proprietary autologous biologic containing a nanoparticle fraction that is precipitated from a patient’s own peripheral blood. The Company’s products are all manufactured in FDA-registered, cGMP-compliant laboratory facilities. Our portfolio of products (“RAAM Products”) and related services are principally used in the health care industry administered through doctors and clinics (“Providers”).

The state of Florida enacted a new “stem cell therapy” law, effective July 1, 2025 (“SB 1768”). The legislation authorizes licensed physicians to administer non-FDA-approved stem cell and other human tissue-derived therapies for orthopedic, wound care, and pain management indications. It mandates compliance with cGMP and prohibits the use of stem cells derived from aborted fetuses, promoting ethically sourced materials such as adult stem cells and umbilical cord blood. SB 1768 also requires informed patient consent and disclosure that treatments are not FDA-approved. Since the enactment of SB 1768, several other states have announced intentions to enact similar legislation as SB 1768.

The Company expects that SB 1768 and other approved legislation that is expected in other states, will create substantial new demand for current and future stem cell therapy products by: (i) meeting existing physician and patient interest in regenerative therapies, (ii) increasing awareness of the availability and potential efficacy of stem cell therapy treatments, and (iii) attracting medical tourists who previously sought stem cell therapy treatments abroad but can now access comparable procedures in Florida under higher regulatory standards and at lower cost. Accordingly, the Company has begun to pursue clinical research and commercial sales strategies that are compliant with SB 1768 and the several other states that have announced intentions to enact similar legislation as SB 1768.

By enabling physicians to adopt Zeo’s products for approved indications in Florida, the Company anticipates significant revenue growth and faster advancement of its clinical trial objectives at reduced cost. The Company expects to further distinguish itself through leadership in research, quality, safety, and regulatory compliance for biologics. The new law also allows the Company to collect real-world safety and outcome data from providers—data that previously could only be obtained through FDA Investigational New Drug (IND) applications or Institutional Review Board (IRB)-approved studies. Access to this data is expected to lower risks associated with the Company’s future FDA submissions for product approvals, while at the same time providing physicians currently considering the use of the Company’s products with needed evidenced based data.

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

The Company operates an extracellular vesicle processing laboratory in Davie, Florida for the purpose of performing research and development and the manufacturing and processing of the anti-aging and cellular therapy derived products that we sell and distribute to our customers.

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

Results of Operations

Three months ended April 30, 2026, as compared to three months ended April 30, 2025

Revenues. Our revenues for the three months ended April 30, 2026 were $2,581,000, as compared to revenues of $1,149,000 for the three months ended April 30, 2025. The increase in revenues for the three months ended April 30, 2026 of $1,432,000 or 124.6%, was due primarily to overall increases in revenues associated with its allogenic biologic products during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025.

The revenues and percentage of overall unit sales derived from the Company’s allogenic biologic product offerings, its PPX™ service platform and other services for the three months ended April 30, 2026, as compared to the three months ended April 30, 2025 are presented below:

	Three Months Ended April 30, 2026		Three Months Ended April 30, 2025		Change In Revenues & Percentage Of Overall Revenues		Inc (Dec) In Units Sold
Higher Concentration Allogenic Biologics	$1,415,000	54.8%	$334,000	29.1%	$1,081,000	94.1%	352.4%
Lower Concentration Allogenic Biologics	$745,000	28.9%	$472,000	41.1%	$273,000	23.8%	51.6%
	$2,160,000	83.7%	$806,000	70.1%	$1,354,000	117.8%

PPX™	$287,000	11.1%	$280,000	24.4%	$7,000	0.6%
Other	$134,000	5.2%	$63,000	5.5%	$71,000	6.2%
Total	$2,581,000	100.0%	$1,149,000	100.0%	$1,432,000	124.6%

The increase in the overall unit sales associated with the Company’s higher concentration allogenic biologic product offerings and lower concentration allogenic biologic product offerings was primarily due the Company’s continued sales and marketing efforts which included engaging additional sales representatives, conducting educational masterclasses, participation in industry related conferences and digital marketing aimed at increasing Company and product awareness.

Cost of Revenues. Our cost of revenues for the three months ended April 30, 2026 were $526,000, as compared to cost of revenues of $256,000 for the three months ended April 30, 2025. The increase in the cost of revenues for the three months ended April 30, 2026 of $270,000 or 105.6%, from the three months ended April 30, 2025, was due to the increase in the overall unit sales associated with its allogenic biologic products during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025

Gross Profit. Our gross profit for the three months ended April 30, 2026 was $2,055,000 (79.6% of revenues), as compared to gross profit of $893,000 (77.7% of revenues) for the three months ended April 30, 2025. The increase in gross profit during the three months ended April 30, 2026 of $1,162,000 (130.1%) was the result of increases in sales of its allogenic biologic products and the resulting gross margins received from sales of its allogenic biologic products during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2026 were $2,567,000, as compared to $2,287,000 for the three months ended April 30, 2025, an increase of $280,000 or 12.3%. The increase in the general and administrative expenses for the three months ended April 30, 2026, from the three months ended April 30, 2025, was primarily the result of increased (i) payroll related expenses of approximately $123,000; (ii) marketing related costs of approximately $165,000; (iii) commissions of approximately $188,000; (iv) laboratory related costs of approximately $165,000; and (v) professional fees of approximately $158,000 during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025, partially offset from decreased stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $506,000 during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025.

The decrease in stock-based compensation costs during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025 was principally the result of decreased amortization of costs from shares and options issued to executives and advisors and options issued to employees and outside directors.

The increase in payroll, marketing, and laboratory related costs was principally related to the Company’s efforts to meet and increase the demand for the Company’s products, including hiring of additional staff and increasing levels of product inventory and market commercialization efforts during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025. The increased commissions during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025, was principally the result of the increase in the overall revenues during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025. The increase in professional fees during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025, was principally the result of additional litigation costs incurred during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025.

Other income. Other income for the three months ended April 30, 2026 was $395,000, as compared to other income of $24,000 for the three months ended April 30, 2025. The increase in other income was principally due to the gain on the sale of Exotropin interests of $390,000 that occurred during the three months ended April 30, 2026, partially offset from the reduction in commissions received from sales of Exotropin products of $19,000 during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025.

Other expense for the three months ended April 30, 2026 was $28,000, as compared to other expense of $21,000 for the three months ended April 30, 2025. The increase in other expense of $7,000 was principally the result of the change in obligation to repurchase shares of $17,000, partially offset by reduced interest costs and amortization of loan discounts on Notes payable of $10,000 resulting from the conversion of $475,000 of Notes payable during October 2025.

Six months ended April 30, 2026, as compared to six months ended April 30, 2025

Revenues. Our revenues for the six months ended April 30, 2026 were $4,027,000, as compared to revenues of $2,239,000 for the six months ended April 30, 2025. The increase in revenues for the six months ended April 30, 2026 of $1,788,000 or 79.9%, was due primarily to overall increases in revenues associated with its allogenic biologic products during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025.

The revenues and percentage of overall unit sales derived from the Company’s allogenic biologic product offerings, its PPX™ service platform and other services for the six months ended April 30, 2026, as compared to the six months ended April 30, 2025 are presented below:

	Sir Months Ended April 30, 2026		Sir Months Ended April 30, 2025		Change In Revenues & Percentage Of Overall Revenues		Inc (Dec) In Units Sold
Higher Concentration Allogenic Biologics	$2,126,000	52.8%	$875,000	39.1%	$1,251,000	55.9%	236.8%
Lower Concentration Allogenic Biologics	$1,144,000	28.4%	$737,000	32.9%	$407,000	18.2%	58.6%
	$3,270,000	81.2%	$1,612,000	72.0%	$1,658,000	74.1%

PPX™	$548,000	13.6%	$513,000	22.9%	$35,000	1.6%
Other	$209,000	5.2%	$114,000	5.1%	$95,000	4.2%
Total	$4,027,000	100.0%	$2,239,000	100.0%	$1,788,000	79.9%

The increase in the overall unit sales associated with the Company’s higher concentration allogenic biologic product offerings and lower concentration allogenic biologic product offerings was primarily due the Company’s continued sales and marketing efforts which included engaging additional sales representatives, conducting educational masterclasses, participation in industry related conferences and digital marketing aimed at increasing Company and product awareness.

Cost of Revenues. Our cost of revenues for the six months ended April 30, 2026 were $807,000, as compared to cost of revenues of $447,000 for the six months ended April 30, 2025. The increase in the cost of revenues for the six months ended April 30, 2026 of $360,000 or 80.5%, from the six months ended April 30, 2025, was due to the increase in the overall unit sales associated with its allogenic biologic products during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025

Gross Profit. Our gross profit for the six months ended April 30, 2026 was $3,220,000 (80.0% of revenues), as compared to gross profit of $1,792,000 (80.4% of revenues) for the six months ended April 30, 2025. The increase in gross profit during the six months ended April 30, 2026 of $1,428,000 (79.7%) was due to the increase in the overall unit sales associated with its allogenic biologic products during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025

General and Administrative Expenses. General and administrative expenses for the six months ended April 30, 2026 were $4,610,000, as compared to $4,439,000 for the six months ended April 30, 2025, an increase of $171,000 or 3.9%. The increase in the general and administrative expenses for the six months ended April 30, 2026, from the six months ended April 30, 2025, was primarily the result of increased (i) payroll related expenses of approximately $137,000; (ii) marketing related costs of approximately $228,000; (iii) commissions of approximately $287,000; (iv) laboratory related costs of approximately $332,000; and (v) professional fees of approximately $172,000 during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025, partially offset from decreased stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $1,005,000 during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025.

The decrease in stock-based compensation costs during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025 was principally the result of decreased amortization of costs from shares and options issued to executives and advisors and options issued to employees and outside directors.

The increase in payroll, marketing, and laboratory related costs was principally related to the Company’s efforts to meet and increase the demand for the Company’s products, including hiring of additional staff and increasing levels of product inventory and market commercialization efforts during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025. The increased commissions during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025, was principally the result of the increase in the overall revenues during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025. The increase in professional fees during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025, was principally the result of additional litigation costs incurred during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025.

Other income. Other income for the six months ended April 30, 2026 was $413,000, as compared to other income of $56,000 for the six months ended April 30, 2025. The increase in other income was principally due to the gain on the sale of Exotropin interests of $390,000 that occurred during the six months ended April 30, 2026, partially offset from the reduction in commissions received from sales of Exotropin products of $51,000 during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025.

Other expense for the six months ended April 30, 2026 was $20,000, as compared to other expense of $43,000 for the six months ended April 30, 2025. The decrease in other expense of $23,000 was principally the result of reduced interest costs and amortization of loan discounts on Notes payable resulting from the conversion of $475,000 of Notes payable during October 2025.

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented:

	For the Six Months Ended April 30,
	2026	2025
Cash, beginning of period	$221,000	$657,000
Net cash used in operating activities	(609,000)	(78,000)
Net cash provided by investing activities	298,000	-
Net cash provided by (used in) financing activities	1,936,000	(37,000)
Cash, end of period	$1,846,000	$542,000

During the six months ended April 30, 2026, the Company used cash in operating activities of $609,000, as compared to $78,000 of cash used in operating activities for the six months ended April 30, 2025, an increase in cash used of $531,000. The increase in cash used was primarily the result of increases in general and administrative expenses and other income (expense) after adjusting for non-cash related activities of $1,192,000 and decreases in cash provided from changes in operating assets and liabilities of $767,000, partially offset from an increase in gross profit of $1,428,000 the for the six months ended April 30, 2026 as compared to the six months ended April 30, 2025.

The increase in cash provided from changes in operating assets and liabilities was due to increases in accounts receivable, prepaid expenses and inventories, partially offset from increases in deferred revenues for the six months ended April 30, 2026 as compared to the six months ended April 30, 2025.

During the six months ended April 30, 2026, the Company had cash provided by investing activities of $298,000 compared to $0 for the six months ended April 30, 2025. The increase in cash provided by investing activities was primarily due to the increase in proceeds received on the sale of Exotropin interests of $376,000 partially offset from payments made in connection with the Company’s purchase of laboratory equipment of $78,000 during the six months ended April 30, 2026.

During the six months ended April 30, 2025, the Company had cash provided by financing activities of $1,936,000 as compared to cash used in financing activities of $37,000 for the six months ended April 30, 2024. The increase in cash provided by financing activities of $1,973,000 was due to the increase in proceeds received from the sale of common stock of $1,950,000 and reductions in payments on finance leases of $23,000 during the six months ended April 30, 2026 compared to the six months ended April 30, 2025.

Capital Resources

The Company has historically relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations. During the six months ended April 30, 2026 and through the date of this Quarterly Report, the Company completed the following private sales of its securities:

On November 1, 2025, pursuant to a subscription agreement (“Subscription Agreement”) with a single accredited investor (the “Investor”), the Investor purchased 25,000 shares for a purchase price of $100,000.

From November 2025 to April 2026, the Company sold 7.4 Units to fifteen investors for an aggregate purchase price of $1,850,000 in a private transaction. Each Unit consists of (i) 62,500 shares of common stock and (ii) warrants to purchase 62,500 shares of common stock of the Company at an exercise price of $4.00 until November 30, 2030. The warrants may be exercised on a cashless basis. In connection with the sale of the Units, the Company issued 462,500 shares of common stock and 462,500 warrants to purchase shares of common stock.

During May 2026 and June 2026, the Company sold and additional 0.8 Units to two investors for an aggregate purchase price of $200,000. In connection with the sale of the Units, the Company issued 50,000 shares of common stock and 50,000 warrants to purchase shares of common stock.

The above securities were offered and sold to the investors in accordance with the exemption from registration afforded by Section 4(a)(2) of and/or Rule 506(b) of Regulation D under the Securities Act.

Going Concern Consideration

The unaudited accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $997,000 for the six months ended April 30, 2026 and used $609,000 of cash from operating activities during that period. In addition, the Company had an accumulated deficit of $68,731,000 at April 30, 2026 and stockholders’ equity of $712,000 at April 30, 2026. The Company had working capital of $155,000 at April 30, 2026.

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

As of April 30, 2026, based on the factors described above, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these financial statements. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of April 30, 2026 and through the date of this report, we had no such arrangements.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive, financial and accounting officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2026, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025, for a description of the Company’s material weaknesses in internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Neurovive Holding Co., LLC

On January 26, 2026, Neurovive Holding Co., LLC (“Neurovive”), Paragon Medical Group, LLC (“Paragon”), and Dr. David Buechner (“Dr. Buechner,” and together with Neurovive and Paragon, “Plaintiffs”), filed a complaint in the Circuit Court of Benton County, Arkansas Civil Division against the Company asserting claims for breach of contract, breach of fiduciary duty, misappropriation of trade secrets, fraud, promissory estoppel, unjust enrichment and conversion (“Complaint”). Plaintiffs are seeking preliminary and permanent injunctive relief and compensatory damages. The litigation stems from a previous arrangement whereby Plaintiffs and the Company had sought to jointly pursue a proposed clinical trial (“Venture”) based on Plaintiffs agreeing to provide the necessary funding for the Venture (“Funding Obligations”). After a prolonged unsuccessful effort to secure the Funding Obligations, the Plaintiffs unilaterally elected to terminate further efforts to pursue the Venture.

The case was removed to the United States District Court for the Western District of Arkansas, Fayetteville Division, Case No. 5:26-cv-05055. On March 30, 2026, the Company filed a Motion to Transfer Venue pursuant to 28 U.S.C. § 1404(a), seeking transfer of the action to the United States District Court for the Southern District of Florida, Fort Lauderdale Division. The motion is now fully briefed and the parties await a ruling from the Court. We are unable to express an opinion as to the possible outcome of this matter. The Company’s disputes all allegations and intends to vigorously pursue all available legal remedies.

Dr. Golub

The Company’s employment agreement with Dr. Howard Golub, its former Chief Science Officer (“Golub Employment Agreement”) had an initial term that ended May 31, 2024. The Golub Employment Agreement was not renewed and accordingly, the Golub Employment Agreement expired and the employment of Dr. Golub by the Company ended on May 31, 2024.

On November 19, 2024, Dr. Golub (“Plaintiff”), filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against the Company, alleging a breach of contract as a result of the Company’s failure to pay Plaintiff severance in the amount of $150,000 in connection with the non-renewal of Golub Employment Agreement. During June 2026, the parties entered into an agreement settling the matter and the action will be dismissed with prejudice.

Exotropin

On August 15, 2025, the Company terminated the Sales Agreement for cause. Exotropin filed a complaint (Case No. CACE-25-013178, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida) against the Company for declaratory judgment on August 29, 2025, concerning the parties’ June 19, 2024, Amended and Restated Sales Representative Agreement, seeking declarations related to termination and the survival/enforceability of certain restrictive and other clauses. On November 6, 2025, the Company moved to dismiss Exotropin’s complaint. The Company filed counterclaims on November 17, 2025. On January 7, 2026, Exotropin filed a First Amended Complaint. On April 6, 2026, the parties filed a Joint Notice of Settlement with the Court. On April 13, 2026, the parties filed a Joint Stipulation of Dismissal With Prejudice, dismissing the action and all claims, counterclaims, and defenses asserted therein with prejudice, with each party bearing its own attorneys’ fees, costs, and expenses.

BioXtex

In June 2025, BioXtek sought to terminate the Binding MOU and the Joint Venture for alleged breaches by the Company, which the Company contested. As the Company and BioXtek were not able to amicably resolve the dispute, on December 17, 2025, the Company commenced an action against BioXtek (Case No. CACE-25-019364, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida) and filed an amended complaint on January 5, 2026, asserting claims for breach of contract and implied covenant, fraudulent inducement, violation of the Florida Deceptive Unfair Trade Practices Act, equitable accounting, and declaratory judgment. The Company seeks damages for expectancy/consequential losses, equitable relief, and fees. On May 27, 2026, BioXtek filed a Motion to Dismiss the Amended Complaint. No hearing has been set on the Motion to Dismiss. The Company intends to oppose the Motion to Dismiss. Mediation has been scheduled for June 11, 2026. The Company continues to evaluate its legal options and intends to protect its rights under the Binding MOU and the Joint Venture.

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

On November 1, 2025, pursuant to a subscription agreement (“Subscription Agreement”) with a single accredited investor (the “Investor”), the Investor purchased 25,000 shares for a purchase price of $100,000.

From November 2025 to April 2026, the Company sold 7.4 Units to fifteen investors for an aggregate purchase price of $1,850,000 in a private transaction.

During May 2026 and June 2026, the Company sold 0.8 Units to two investors in a private offering commenced in November 2025 (“Private Offering”), for an aggregate purchase price of $200,000. Each Unit sold in the Private Offering consists of (i) 62,500 shares of common stock and (ii) warrants to purchase 62,500 shares of common stock of the Company at an exercise price of $4.00 until November 30, 2030. The warrants may be exercised on a cashless basis. In connection with the sale of the Units, the Company issued 50,000 shares of common stock and 50,000 warrants to purchase shares of common stock.

The above securities were offered and sold to the investors in accordance with the exemption from registration afforded by Section 4(a)(2) of and/or Rule 506(b) of Regulation D under the Securities Act of 1933, as amended.

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

June 15, 2026