Form 10-KT
period 2026-06-30
Zeo ScientifiX, Inc.
filed 2026-10-13
CIK 1557376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: _____________

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: November 1, 2025 to June 30, 2026

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

As of October 12, 2026, there were 7,837,441 shares of common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

FORWARD LOOKING STATEMENTS

This Transition Report on Form 10-K (this “Transition Report”) and certain information incorporated herein by reference contain forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of our products by the market, and management’s plans and objectives. In addition, certain statements included in this and our future filings with the Securities and Exchange Commission (the “SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “expectation,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this Transition Report and in the documents incorporated herein by reference. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.

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

Various trademarks, service marks, trade names and logos of the Company appear in this Transition Report and are the property of Zeo. Other trademarks, service marks or trade names appearing in this Transition Report are the property of their respective holders. Solely for convenience, trademarks, service marks, trade names and logos referred to in this Transition Report may appear without the ®, ™ and ℠ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks, trade names, service marks and logos.

Unless otherwise noted, as used in this Transition Report, the terms “Zeo,” the “Company,” “we,” “our” and “us” refer to Zeo ScientifiX, Inc., a Nevada corporation, and its subsidiaries consolidated as a combined entity.

ii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and regenerative medicine.

Effective September 10, 2026, the Company changed its fiscal year end from October 31 to June 30. As a result of this change, the Company is presenting this Transition Report on Form 10-K for the eight-month transition period from November 1, 2025 through June 30, 2026.

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

Effective July 1, 2025, the State of Florida enacted SB 1768, which authorizes licensed physicians to administer certain stem cell therapies that have not been approved by the U.S. Food and Drug Administration (“FDA”) for use in the treatment of orthopedic conditions, wound care and pain management, provided specified statutory requirements are met. Among other requirements, the Florida law establishes standards relating to the sourcing and manufacture of stem cell products, requires specified patient informed consent and disclosures that the therapies have not been approved by the FDA, and prohibits the use of stem cells derived from aborted fetuses or embryos.

Since Florida’s enactment of SB 1768, additional states have enacted legislation expanding access to certain stem cell and regenerative medicine therapies that have not been approved by the FDA. In 2026, Tennessee enacted HB 2246/SB 2586, Public Chapter 1016, which authorizes physicians to perform certain non-FDA-approved stem cell or regenerative medicine therapies when the treatment or procedure is within the physician’s scope of practice, subject to specified requirements. The principal operative provisions of the Tennessee law became effective July 1, 2026. Georgia also enacted HB 1275, Act 453, establishing requirements for the use of certain human stem cell therapies that have not been approved by the FDA, effective July 1, 2026. SB 1768, HB 2246/SB 2586, Public Chapter 1016 and HB 1275, Act 453 are sometimes referred to herein collectively, as the “New Stem Cell Laws.”

Other states, including Texas, Mississippi, North Carolina, Nevada and Utah, have enacted laws addressing or expanding patient access to certain stem cell or regenerative medicine therapies. The scope and requirements of these state laws vary, and additional states may enact similar legislation in the future.

The Company believes the enactment of these laws represents an emerging state-level regulatory framework that could expand physician and patient access to regenerative medicine therapies. Although the Company’s initial commercialization efforts have focused principally on Florida following the enactment of SB 1768, the enactment of legislation in Tennessee and Georgia provides the Company with additional potential markets in which it may seek to commercialize qualifying products, subject to the requirements of the applicable state laws and federal laws and regulations.

The Company believes that the expansion of state laws permitting access to certain non-FDA-approved stem cell and regenerative medicine therapies could increase demand from (i) patients who have historically traveled outside the United States to obtain certain regenerative medicine treatments, (ii) physicians and patients seeking access to regenerative medicine therapies not otherwise generally available under traditional treatment pathways, and (iii) physicians and healthcare practices seeking to incorporate regenerative medicine therapies into their practices.

By enabling physicians to adopt Zeo’s products for approved indications, the Company anticipates significant revenue growth and faster advancement of its clinical trial objectives at reduced cost. ZEO expects to further distinguish itself through leadership in research, quality, safety, and regulatory compliance for biologics. The new laws also allow Zeo to collect real-world safety and outcome data from providers—data that previously could only be obtained through FDA Investigational New Drug (IND) applications or Institutional Review Board (IRB)-approved studies. Access to this data is expected to lower risks associated with the Company’s future FDA submissions for product approvals.

While prioritizing the anticipated growth of the stem cell market in the United States, ZEO continues to advance its research programs, including clinical studies, product development, and ongoing quality and compliance initiatives. The Company recently launched two IRB-approved clinical studies titled “Open-Label Prospective Longitudinal Clinical Trial to Evaluate the Safety and Potential Efficacy of PPX™ in Patients Suffering from Musculoskeletal Joint Pathologies Using Real-World Data to Monitor Patient Outcomes” and “Open-Label Prospective Clinical Trial to Evaluate the Safety and Efficacy of Intracavernosal Plasma Precipitate Fraction (PPX) Plus Shockwave Therapy Versus Shockwave Therapy Alone in Adults with Erectile Dysfunction Using Real World Data to Monitor Patient Outcomes”. These studies have already begun enrollment and are expected to enroll up to 350 patients and 200 patients, respectively.

In addition to the Company’s efforts to develop, manufacture and market products that are compliant with the newly enacted state stem cell laws, the Company has recently developed and begun to distribute additional products that incorporate its proprietary ingredients for products to be used in topical aesthetic applications and is actively exploring further development of additional products to be used in other topical aesthetic applications.

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

The Company has undertaken a comprehensive review of the federal and state regulatory frameworks applicable to its operations, including the processing, manufacturing, sale, and distribution of human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). In connection with these efforts, the Company has obtained a written legal opinion from experienced FDA regulatory counsel supporting the Company’s position that its applicable operations and products comply with Florida law, including the state’s recently enacted legislation SB 1768 governing certain stem cell therapies and products.

While the FDA has articulated regulatory positions and enforcement policies concerning certain HCT/Ps, including products that the FDA considers subject to federal premarket approval requirements, the Company believes, based in part on the advice of its regulatory counsel, that its qualifying activities are conducted in accordance with applicable Florida statutory requirements. The Company recognizes that compliance with Florida law does not, by itself, establish compliance with federal law or preclude the FDA from exercising its regulatory or enforcement authority. Nevertheless, the Company believes that Florida’s statutory framework provides a legally supportable basis for certain of its operations within the state, subject to the requirements and limitations of that framework.

The Company intends to continue operating in accordance with its understanding of applicable federal and state requirements and, where appropriate, to vigorously defend its legal and regulatory positions against any adverse interpretation or enforcement action. Although the Company cannot assure that the FDA or other regulatory authorities will agree with its interpretations, it believes that its proactive regulatory compliance initiatives, supported by specialized legal counsel, position it to address evolving regulatory requirements.

In parallel, the Company continues to pursue initiatives designed to diversify its revenue opportunities and reduce its exposure to regulatory uncertainty, including supporting clinical research and development, evaluating international markets, and developing additional products and technologies that may be subject to different regulatory classifications or approval pathways. The Company believes these initiatives, together with its existing manufacturing infrastructure and technical capabilities, support its long-term strategy of participating in the expanding regenerative medicine industry.

Other Developments During the Eight Month Transition Period Ended June 30, 2026

Sale Of Exotropin Interests

On March 31, 2026 (“Execution Date”) the Company, Greyt Ventures, LLC (“Greyt”), a principal shareholder of the Company and Skycrest Holdings, LLC, a former principal shareholder of the Company (“Skycrest” and, together with the Company and Greyt, each a “Seller” and collectively “Sellers”), AML Group Holdings, LLC, a Florida limited liability company (“AML”) BRM Holdings LLC a Delaware limited liability company (“BRM”), B4U2 LLC a Delaware limited liability company (“B4U2”), and GFourz Holdings LLC an Illinois limited liability company (“Gfourz” and, together with AML, BRM, and B4U2 each a “Purchaser” and collectively “Purchasers”), and Exotropin, LLC (“Exotropin” and, together with Purchasers and Sellers, each a “Party” and collectively the “Parties”) entered into a purchase and sales agreement (“Agreement”) whereby each Seller agreed to sell to Purchasers, and Purchasers agreed to purchase from each Seller, all of such Seller’s Membership Units in Exotropin, including, without limitation, the corresponding rights, powers, benefits, and privileges relating thereto or arising therefrom, and the obligations thereunder, pursuant to Exotropin’s Limited Liability Company Agreement (as amended to date, the “LLC Agreement”) relating to the Membership Units (collectively, the “Membership Interests”).

The closing of the purchase and sale of the Membership Interests, including payment of the Allocated Purchase Price took place on April 7, 2026 (“Closing”). At the Closing, (i) each Seller delivered to the Purchasers an Assignment of its Membership Interests (ii) Purchasers paid the Allocated Purchase Price to each Seller by wire transfer, (iii) Exotropin delivered to the Company a dismissal notice dismissing its pending lawsuit against the Company with prejudice and with each party agreeing to bear its own fees and costs and (iv) the Company returned all remaining inventory of Exotropin held by the Company as of the date of the Agreement. In addition, under the terms of the Agreement, effective as of the Closing, and without any further action of the Company or Exotropin, that certain August 2024 Sales Representative Agreement (“Sales Agreement”) between the Company and Exotropin was terminated and was of no further force or effect. The Agreement provided terms regarding non-solicitation and each party provided mutual general releases.

Strategic Partnership with Cytora and Made Scientific

On January 7, 2026, the Company announced that it had entered into a comprehensive strategic partnership with Cytora Therapeutics Ltd. (“Cytora”), a clinical-stage biotechnology company based in Israel developing allogeneic stem cell therapies and Made Scientific, Inc. (“Made Scientific”), a leading U.S.-based cell therapy contract development and manufacturing organization (“CDMO”), seeking to advance and commercialize Cytora’s novel allogeneic, off- the- shelf, human oral mucosal stem cell therapy in the United States. The partnership objectives will be the commercialization of the Cytora novel therapeutic through available avenues that have opened up under SB 1768, Tennessee’s HB 2246/SB 2586, Public Chapter 1016, and Georgia’s HB 1275, Act 453, for the treatment of wound care, pain, and orthopedic conditions and the parallel commencement of U.S. FDA Phase 2b clinical trials for the therapeutic towards the goal of obtaining an approved FDA license. Effective June 10, 2026, the parties executed various definitive agreements associated with the collaboration.

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

Serephon LLC

On May 12, 2026, Ian Bothwell, the Company’s Chief Executive Officer and Chief Financial Officer, Dr. George Shapiro, the Company’s Chief Medical Officer, Greyt Ventures LLC, a principal shareholder of the Company and the Company formed Serephon LLC (“Serephon”), a Delaware limited liability company. Serephon intends to act as a management services organization providing non-clinical administrative, operational, advisory, technology, marketing, management, equipment, procurement, and other lawful support services to physician-owned medical practices and other lawful healthcare-adjacent businesses, while not engaging in the practice of medicine.

In connection with the Serephon business, the Company agreed to supply biologic products to Serephon and/or Serephon’s participating clinics, in exchange for an initial fifty percent (50%) Class A limited liability company membership interest (48 units) in Serephon, with the remaining Class A limited liability company membership interests owned equally by Greyt (16 units), Dr. Shapiro (16 Units) and Mr. Bothwell (16 Units).

Private Offering – Common Stock and Warrants

From November 2025 to June 2026, the Company sold 8.2 Units to fifteen investors for an aggregate purchase price of $2,050,000 in a private transaction. Each Unit consists of (i) 62,500 shares of common stock and (ii) warrants to purchase 62,500 shares of common stock of the Company at an exercise price of $4.00 until November 30, 2030. The warrants may be exercised on a cashless basis. In connection with the sale of the Units, the Company issued 512,500 shares of common stock and 512,500 warrants to purchase shares of common stock.

The above securities were offered and sold to the investors in accordance with the exemption from registration afforded by Section 4(a)(2) of and/or Rule 506(b) of Regulation D under the Securities Act.

Corporate Information

The Company was incorporated in the state of Nevada on August 9, 2011. Effective February 20, 2024, the Company assumed its current name of “Zeo ScientifiX, Inc.”

Our executive offices are located at 3321 College Avenue, Suite 246, Davie, Florida and our telephone number is (888) 963-7881. Our corporate website is www.zeoscientifix.com. Information appearing on our website is not part of this Transition Report.

Industry Overview

The regenerative medicine industry represents a rapidly expanding segment of the biotechnology and healthcare markets, encompassing cellular therapies, tissue engineering, gene therapies, and other advanced biological technologies intended to repair, replace, or regenerate damaged or diseased human cells, tissues, and organs.

According to Grand View Research, the United States regenerative medicine market was valued at approximately $16.81 billion in 2023 and is projected to reach approximately $49.32 billion by 2030, representing a compound annual growth rate of approximately 16.72%. This projected growth is driven by increasing investment in regenerative medicine research, technological advancements, the prevalence of chronic and degenerative diseases, and continued development of innovative therapeutic applications.

Within this broader market, cellular therapies represent an important area of scientific and commercial development. Grand View Research projects that the U.S. cell therapy market will reach approximately $10.34 billion by 2030, reflecting a compound annual growth rate of approximately 21.18%

The Company believes that advances in cellular technologies, extracellular vesicle research, manufacturing processes, and quality-control methodologies may create additional opportunities for businesses possessing specialized regenerative medicine manufacturing and laboratory capabilities.

The Company seeks to participate in these developments through its existing biological product manufacturing capabilities, laboratory infrastructure, and relationships with licensed healthcare professionals.

Although the Company believes the regenerative medicine industry presents significant long-term opportunities, many emerging cellular and extracellular vesicle applications remain subject to ongoing scientific investigation and regulatory oversight. The Company’s ability to capitalize on these opportunities will depend upon regulatory developments, product safety and efficacy, market acceptance, capital resources, competitive conditions, and other factors.

Current Business Strategy

Our current business strategy is to achieve the following goals and milestones:

1.	Perform ongoing research and data gathering to support publishing peer-reviewed outcomes and additional support for safety and efficacy of ZEO’s products. ZEO intends to achieve this through:

a.	continued IND and IRB related clinical trials with large clinics and institutions,

b.	the ability to advance clinical research by leveraging data collected from providers that treat specific indications from biologics legally sold in Florida under SB 1768, in Tennessee under HB 2246/SB 2586, Public Chapter 1016, and in Georgia under HB 1275, Act 453, (and potentially other states in the future that adopt similar legislation) which previously could only previously be done through an FDA approved IND or IRB. Collecting safety and outcome data in real time will ultimately reduce the costs (time and money) and risks to pursue a desired FDA approval for an indication(s), and

c.	seeking accelerated approval and reimbursement where available for each product application in accordance with existing regulatory guidelines, including 21st Century Cures Act (“Cures Act”) and/or through the granting of an FDA-approved biologics application (“BLA”).

2.	Identify and consummate strategic relationships and acquisition targets that would enhance and/or accelerate the growth of the Company such as (a) existing raw material and/or medical device suppliers or owners of advanced and proven intellectual property associated with manufacturing and/or supplying existing and/or additional desired RAAM products; (b) Providers that specialize in RAAM products; and/or (c) companies that market and distribute RAAM products.

3.	Develop and supply new products and services to support Providers by;

a.	expanding current products to target specific indications that comply with Florida’s SB 1768 (Pain, Wound Care, Orthopedics) Tennessee’s HB 2246/SB 2586, Public Chapter 1016, and Georgia’s HB 1275, Act 453,

b.	identifying alternative products and services to provide our Providers with alternative product and treatment options to remain competitive with the market and our Providers to meet the needs and demands of their patients.

4.	Increase sales of our products that are compliant with FDA regulations and/or the New Stem Cell Laws by;

a.	expanding in-house salaried sales force;

b.	continuing to grow independent national and regional sales organizations to market and distribute the Company’s products;

c.	Identifying and establishing partnerships with concierge medicine and large practice groups and regenerative medicine focused practices;

d.	scaling physician adoption nationwide through turnkey integration programs;

e.	building strategic partnerships with universities, hospitals, biotech firms, and global distribution networks; and

f.	expanding sales into the medical aesthetic market

5.	Continue efforts to strengthen market awareness of the Company, our portfolio of product offerings that are derived from various birth tissue sources and levels of concentration and the Company’s superior safety, quality and compliance surrounding its operations and biologic product offerings. These initiatives include:

a.	rebranding of our product line to Day Zero™;

b.	increased digital marketing;

c.	offering educational master classes internally and through nationally recognized industry CME platforms, such as the American Academy of Anti Aging Medicine (“A4M”); and

d.	conducting webinars, seminars, and curated events

6.	Assure the Company maintains compliance with existing and anticipated changes to FDA regulations, including the guidance related to the use and sale of tissue-based products (“HCT/Ps”) which was published in November 2017 and took effect in May 2021, as well as readiness to respond to ongoing future changes to regulations impacting our products.

7.	Engage high profile and industry recognized medical advisors, researchers and/or scientists to serve as ambassadors to the Company, to help identify and develop new and emerging technologies concerning biologics, and to assure our Products remain cutting edge and competitive to products offered by other companies.

8.	Identify sources of exclusive and superior suppliers of RAAM products and/or raw materials used by us in processing our RAAM products.

9.	Secure additional working capital to fund;

a.	ongoing costs to complete current pipeline of clinical trials as well as future clinical trials;

b.	capital expenditures associated with meeting expected production, processing and research requirements and maintaining compliance of our facilities and products;

c.	our strategy to develop and expand our revenues for the sales and distribution of RAAM related products described above;

d.	the hiring of additional personnel to support our growth and planned expansion; and

e.	enhancing our CRM, e-commerce and ERP capabilities to facilitate marketing, sales and distribution functionality and accounting for our operations.

10.	Enhance Company Corporate Governance by continuing to;

a.	develop and expand the Company’s internal control policies; and

b.	explore previously announced plans to uplist the Company to a nationally recognized exchange for the purpose of enhancing interest and investment opportunities for the Company once the Company is able to demonstrate compliance with initial listing requirements, including minimum share price and stockholder’s equity thresholds.

Regenerative Medicine - Market Overview

The regenerative medicine industry represents one of the most rapidly evolving sectors of healthcare and biotechnology, driven by advances in cellular therapies, stem cell technologies, extracellular vesicles, including exosomes, tissue engineering, and other innovative biological applications. This growth coincides with a fundamental evolution in healthcare, as increasing emphasis is placed on transitioning from the traditional reactive model of treating illness and disease (“sick care”) toward a more proactive, preventive, and wellness-oriented approach focused on healthy aging, longevity, and extending healthspan—the number of years individuals live in good health. This shift is further supported by significant demographic trends, including an aging global population and increasing life expectancy. According to the U.S. Census Bureau, approximately 61.2 million Americans were aged 65 or older in 2024, representing approximately 18% of the U.S. population, with that number projected by the Population Reference Bureau to reach approximately 82 million by 2050. Similar demographic trends are occurring worldwide, creating increasing demand for innovative healthcare solutions addressing age-related conditions and quality of life. According to Grand View Research, the U.S. regenerative medicine market was valued at approximately $16.81 billion in 2023 and is projected to reach $49.32 billion by 2030, representing a compound annual growth rate of approximately 16.72%. According to Precedence Research, the global regenerative medicine market, which includes cell therapy, gene therapy, tissue engineering and related biologics, was valued at approximately $43.77 billion in 2025 and is projected to reach approximately $234.85 billion by 2035, representing a compound annual growth rate (“CAGR”) of 18.29% from 2026 through 2035. North America continues to represent the largest regional market with the United States representing a significant portion of this activity.

These demographic and market trends, coupled with continued scientific advances, increasing investment in biotechnology, and evolving state regulatory frameworks, including Florida’s 2025 legislation and Tennessee’s and Georgia’s 2026 legislation addressing certain stem cell therapies, may create substantial long-term opportunities for companies operating in the regenerative medicine sector. With the Company’s its established manufacturing infrastructure, specialized laboratory capabilities, and relationships with licensed healthcare professionals, The Company believes it is strategically positioned to participate in the continued expansion of regenerative medicine and the broader evolution toward preventive, personalized, and longevity-focused healthcare. The Company’s ability to capitalize on these opportunities remains subject to applicable federal and state regulatory requirements, scientific and clinical developments, market acceptance, capital resources, and other commercial considerations. Industry market projections encompass therapeutic categories beyond the Company’s current operations and should not be interpreted as representing its directly addressable market or anticipated revenues.

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

The Company operates at the intersection of the biopharmaceutical, regenerative medicine and cell therapy sectors, with a focus on the development, manufacturing and commercialization of regenerative biologic products and related technologies. The Company believes that continued growth in these sectors will be supported by several factors, including increased life expectancy and an aging population, the rising prevalence of chronic and degenerative conditions, advancements in cellular and biologic technologies, expanding clinical research and therapeutic applications, and growing interest in personalized and regenerative medicine.

Additionally, evolving regulatory frameworks, including recently enacted state legislation addressing certain regenerative therapies, may create additional opportunities for the development and commercialization of qualifying products and treatments, subject to applicable federal and state requirements. The Company believes these developments, together with continued investment in research, manufacturing capabilities and clinical development, provide a favorable long-term environment for growth in the regenerative medicine industry.

State Laws Expanding Access to Stem Cell and Regenerative Medicine Therapies

The regulatory landscape for regenerative medicine continues to evolve, with an increasing number of states enacting legislation designed to expand patient access to innovative stem cell and regenerative medicine therapies while establishing standards for patient safety, product quality, and physician oversight. Effective July 1, 2025, Florida enacted Senate Bill 1768, establishing a statutory framework permitting licensed physicians to administer certain stem cell therapies that have not received FDA approval for specified orthopedic conditions, wound care, and pain management, subject to applicable statutory requirements. This legislative development has been followed by similar initiatives in other states, including Tennessee and Georgia, both of which enacted legislation in 2026, with principal provisions becoming effective July 1, 2026. Other states, including Texas, Mississippi, North Carolina, Nevada, and Utah, have also adopted legislation addressing access to certain stem cell or regenerative medicine therapies, although the scope and requirements of these laws vary.

The Company believes these developments reflect growing recognition of the potential of regenerative medicine and represent an emerging commercial opportunity for qualified manufacturers and healthcare providers. The Company believes its established manufacturing infrastructure, quality management systems, specialized laboratory capabilities, and relationships with licensed physicians position the Company to participate in and benefit from these expanding state-level opportunities. Having initially focused its commercialization efforts principally in Florida, the Company intends to evaluate expansion into additional states, including Tennessee and Georgia, where applicable laws may permit the use of qualifying products. The Company believes that continued adoption of these legislative frameworks could expand its physician customer base, increase product demand, generate additional revenue opportunities, and accelerate the adoption of regenerative medicine technologies. Furthermore, broader physician utilization of qualifying products may provide opportunities to collect real-world safety and patient outcome data, subject to applicable legal requirements and patient authorizations. Such data could complement the Company’s existing research and development initiatives, support the evaluation of potential therapeutic applications, and inform the design of future clinical studies, although such data would not replace clinical testing or FDA approvals where required.

Expanding Commercial Opportunities Under Evolving State Regulatory Frameworks

The Company believes that the continued evolution of state regulatory frameworks represents a significant opportunity to accelerate its growth, expand its market presence, and advance its long-term strategic objectives. Historically, regulatory uncertainty surrounding the commercialization of certain biologic products, together with the substantial costs and extended timelines associated with clinical development and FDA approval, has presented challenges to industry growth, physician adoption, patient access, and investment in regenerative medicine technologies. The enactment of legislation in Florida and other states, including Tennessee and Georgia, represents a potentially transformative development for the Company’s commercial strategy, providing new opportunities to expand the distribution of qualifying stem cell and regenerative medicine products, strengthen relationships with licensed physicians and healthcare institutions, and broaden its geographic reach. The Company intends to leverage its established manufacturing infrastructure, specialized laboratory capabilities, quality management systems, and physician relationships to pursue these emerging opportunities through expanded product distribution, physician education, strategic partnerships, and additional manufacturing and logistical capabilities where commercially appropriate. Importantly, the Company believes that increased physician adoption of qualifying products may also create opportunities to collect valuable real-world safety and patient outcome data, subject to applicable legal requirements, which could complement its ongoing research initiatives, support the evaluation of potential therapeutic applications, and contribute to the design and advancement of future FDA-regulated clinical programs. The Company further believes that these developments, together with increasing consumer interest in regenerative medicine, healthy aging, and personalized healthcare, may enhance its ability to attract strategic partners, pursue additional funding opportunities, diversify its revenue streams, and strengthen its competitive position within the rapidly expanding regenerative medicine industry. Management believes that the Company is well positioned to capitalize on these emerging market opportunities and that successful execution of its business strategy could provide a meaningful foundation for sustained revenue growth and long-term shareholder value creation. These opportunities remain subject to compliance with applicable federal and state laws, including FDA requirements, and there can be no assurance that the Company will successfully commercialize additional products, obtain necessary regulatory authorizations, or achieve its anticipated growth objectives.

Marketing and Sales

The Company markets its RAAM products and services to a growing network of licensed healthcare providers through an established sales and distribution platform consisting of an in-house and contracted sales team of approximately nine professionals, supplemented by a network of independent distributors and strategic relationships. As demand for regenerative medicine products continues to evolve and new market opportunities emerge, the Company intends to strategically expand its sales organization, strengthen its independent distribution network, and broaden its geographic reach, subject to available working capital and market conditions. A key component of the Company’s commercial strategy is its commitment to physician education, professional development, and long-term provider relationships. To support these objectives, the Company has developed and implemented educational masterclasses, clinical workshops, and professional training programs designed to provide healthcare professionals with access to emerging scientific research, advances in regenerative and anti-aging medicine, and information regarding the appropriate use of qualifying products and technologies. These initiatives are intended to enhance physician engagement, support informed clinical decision-making, strengthen customer relationships, and position the Company as a trusted resource within the regenerative medicine community. The Company believes that its integrated approach to sales, distribution, physician education, and professional collaboration provides a scalable platform to support market expansion, increase product awareness, and drive sustainable long-term revenue growth, subject to applicable regulatory requirements and the Company’s ability to execute its business strategy.

Raw Materials and Sources of Supply

The Company sources raw materials, biological materials, and other essential supplies used in its regenerative, anti-aging, and aesthetic medicine (“RAAM”) research, product development, and manufacturing operations from unaffiliated third-party suppliers and specialized laboratories. These relationships support the Company’s ability to manufacture and develop its placental-derived and other regenerative medicine products while maintaining its established quality control and manufacturing standards. The Company seeks to maintain reliable supplier relationships and evaluate alternative sources of supply to support operational continuity, product quality, and anticipated business growth. As the Company expands its manufacturing capabilities and product portfolio, it intends to further strengthen and diversify its supply chain to enhance operating efficiencies, support production scalability, and reduce dependence on individual suppliers. Although disruptions in the availability of certain raw materials or changes in supplier relationships could affect production schedules, costs, or the Company’s ability to fulfill customer orders, management believes that its supply chain strategy and established manufacturing infrastructure provide a foundation to support the Company’s current operations and anticipated expansion.

Customers

The Company, including Serephon, serves a growing and increasingly diversified network of licensed healthcare professionals, medical practices, clinics, and healthcare organizations engaged in regenerative, anti-aging, and aesthetic medicine (“RAAM”). Our customer relationships extend across multiple medical specialties and geographic markets, reflecting increasing interest in regenerative medicine technologies and their potential applications in clinical practice. The Company believes that the breadth and diversity of its customer base, together with its expanding domestic and international distribution relationships, provide a strong foundation for continued market penetration and long-term revenue growth. Our commercial strategy emphasizes establishing enduring relationships with healthcare providers through consistent product quality, reliable manufacturing and distribution capabilities, professional education, and ongoing scientific and technical support. As the regenerative medicine industry continues to evolve and additional geographic markets become accessible, the Company intends to expand its relationships with physicians, medical institutions, and distribution partners, further strengthening its commercial presence. Management believes that its expanding customer network, combined with its specialized manufacturing capabilities and commitment to physician engagement, positions the Company to capitalize on emerging opportunities and support the continued growth of its RAAM business. The Company does not believe its business is operationally dependent upon any single customer relationship, although individual customers may account for significant portions of revenue during particular reporting periods.

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

U.S. Patent Application No. 19/045,385 (Continuation of 18/063,227)

Titled: COMPOSITIONS AND METHODS FOR TREATING PAIN WITH EXTRACELLULAR VESICLES

Filed: February 4, 2025

Inventors: Maria Ines Mitrani, Michael Bellio, and Albert Mitrani

ZEO ScientifiX™ has three Ex-US Patent Applications on file for its Organicell™ line of products and the proprietary techniques used for processing perinatal fluid. These Applications are national stage entries of:

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

Recorded: December 10, 2024

Reel/Frame: 8675/0758

Word Mark: ZEO GROWX

Goods/Services: Hair growth serum in the nature of a system comprised of hair growth stimulants for follicle stimulation (IC 005)

Serial Number: 98883075

Filing Date: December 3, 2024

Owner: Zeo ScientifiX, Inc.

Status: Notice of Abandonment issued July 13, 2026

Word Mark: ZEO HAIR GROW

Goods/Services: Hair growth serum in the nature of a system comprised of hair growth stimulants for follicle stimulation (IC 005)

Serial Number: 98884330

Filing Date: December 4, 2024

Owner: Zeo ScientifiX, Inc.

Status: Notice of Abandonment issued July 13, 2026

Word Mark: ZEO GROW BOOST

Goods/Services: Hair growth serum in the nature of a system comprised of hair growth stimulants for follicle stimulation (IC 005)

Serial Number: 98884343

Filing Date: December 4, 2024

Owner: Zeo ScientifiX, Inc.

Status: Notice of Abandonment issued July 13, 2026

Word Mark: DAY ZERO

Goods/Services: Biologically derived products developed from perinatal tissue material for skincare aesthetic purposes in the nature of protein and nanoparticles being extracellular vesicles biologic materials other than for medical or veterinary purposes; Biologically derived products developed from perinatal tissue material for skincare aesthetic purposes in the nature of stem cells other than for medical or veterinary purposes (IC 001); Biologically derived products developed from perinatal tissue material for skincare aesthetic purposes in the nature of non-medicated skin care preparations(IC 003); Biologically derived products developed from perinatal tissue material for medical, regenerative and aesthetic purposes in the nature of protein and nanoparticles being extracellular vesicles biologic materials for medical purposes, including transplantations of living tissue; Biologically derived products developed from perinatal tissue material for medical, regenerative and aesthetic purposes in the nature of stem cells for medical purposes (IC 005)

Serial Number: 99199389

Filing Date: May 23, 2025

Owner: Zeo ScientifiX, Inc.

Status: Opposed

Word Mark: DAY XERO

Goods/Services: Biologically derived products developed from perinatal tissue material for skincare aesthetic purposes in the nature of protein and nanoparticles being extracellular vesicles biologic materials other than for medical or veterinary purposes; Biologically derived products developed from perinatal tissue material for skincare aesthetic purposes in the nature of stem cells other than for medical or veterinary purposes (IC 001); Biologically derived products developed from perinatal tissue material for skincare aesthetic purposes in the nature of non-medicated skin care preparations(IC 003) Biologically derived products developed from perinatal tissue material for medical, regenerative and aesthetic purposes in the nature of protein and nanoparticles being extracellular vesicles biologic materials for medical purposes, including transplantations of living tissue; Biologically derived products developed from perinatal tissue material for medical, regenerative and aesthetic purposes in the nature of stem cells for medical purposes (IC 005)

Serial Number: 99199359

Filing Date: May 23, 2025

Owner: Zeo ScientifiX, Inc.

Status: Notice of Allowance issued April 28, 2026

Word Mark: DAY ZERO STEM CELL MATRIX

Goods/Services: Conditioned media derived from processing of stem cells, namely, protein and nanoparticle being extracellular vesicles biological preparations derived from processing of stem cells for use in the manufacture of topical cosmetic and medical aesthetic products (IC 001); Conditioned media derived from processing of stem cells, namely, protein and nanoparticle being extracellular vesicles biological preparations derived from processing of stem cells for regenerative medicine applications and the treatment of orthopedic issues, pain, and wounds (IC 005)

Serial Number: 99334949

Filing Date: August 13, 2025

Owner: Zeo ScientifiX, Inc.

Status: Notice of Allowance issued April 28, 2026

The Company recognizes that the development, ownership, protection, and commercialization of intellectual property are integral to its long-term growth strategy and competitive positioning within the regenerative medicine and biotechnology industries. The Company’s intellectual property strategy encompasses three principal categories: (i) Company-developed intellectual property, including proprietary technologies, inventions, discoveries, manufacturing processes, methodologies, and other innovations developed internally through its research, development, and operational activities; (ii) licensed intellectual property, consisting of technologies, patents, proprietary processes, and other intellectual property developed by third parties for which the Company may acquire commercial rights through licensing agreements, acquisitions, or strategic partnerships; and (iii) jointly developed intellectual property, arising from research collaborations, joint development arrangements, and strategic relationships with scientists, academic institutions, research organizations, and commercial partners, with ownership and commercialization rights established through applicable contractual agreements.

Pursuant to agreements with its employees and consultants, the Company maintains contractual provisions designed to secure ownership of intellectual property and proprietary work product developed in connection with employment or work performed as a consultant relating to the Company’s existing or contemplated business activities, including applicable rights to patents, copyrights, trade secrets, and other intellectual property, subject to contractual exceptions and applicable law. Certain agreements also provide for the Company’s use of pre-existing intellectual property incorporated into Company-developed technologies through specified licensing arrangements. The Company believes that its ability to develop, acquire, protect, and commercialize intellectual property across these three categories provides an important foundation for innovation, strategic collaborations, potential licensing revenues, and long-term enterprise value creation. As the Company continues to expand its research and development initiatives, advanced cellular and extracellular vesicle technologies, and strategic relationships, it intends to pursue appropriate intellectual property protection measures, including patent applications, confidentiality agreements, invention assignments, licensing arrangements, and other contractual safeguards. The Company’s ability to obtain, maintain, enforce, and commercialize intellectual property rights remains subject to applicable laws, contractual limitations, regulatory requirements, and the inherent risks associated with developing emerging biotechnology products.

Competition

The regenerative medicine, biologics, and aesthetics industries in which the Company operates are dynamic, rapidly evolving, and characterized by continued scientific innovation, technological advancements, expanding market opportunities, and evolving regulatory frameworks. The Company competes with businesses engaged in the development, manufacturing, distribution, and commercialization of regenerative medicine products, cellular and tissue-based technologies, biologics, wound care solutions, and aesthetic products, as well as providers of conventional medical treatments and alternative therapeutic approaches. The Company believes that its integrated operating platform, advanced manufacturing infrastructure, specialized scientific capabilities, strategic location within a major research university, established physician relationships, commitment to quality assurance, and emphasis on professional education provide meaningful competitive strengths in this evolving marketplace. Principal competitive factors include product quality and consistency, safety, clinical evidence, manufacturing capabilities, regulatory compliance, physician acceptance, pricing, product availability, distribution efficiency, intellectual property, and the ability to provide comprehensive scientific, technical, and educational support to healthcare professionals.

A cornerstone of the Company’s competitive positioning is its biotechnology and manufacturing facility located on the campus of Nova Southeastern University (“NSU”), Florida’s largest private research university and an institution holding the “Carnegie R1” designation, the highest classification for research activity. The Company’s facility is situated within NSU’s approximately $100 million Center for Collaborative Research, a sophisticated research environment designed to support scientific discovery, technological innovation, and interdisciplinary collaboration. The Company’s dedicated facility incorporates ISO Class 7 cleanroom capabilities, specialized laboratory infrastructure, and manufacturing operations supported by established quality management systems and processes designed to meet applicable current Good Manufacturing Practice (“cGMP”) standards. The Company maintains an FDA-registered establishment and possesses specialized capabilities in cellular processing, extracellular vesicle characterization and analysis, microbiological testing, sterility assessment, and other analytical and quality-control procedures.

In addition to its own substantial investment in manufacturing and laboratory infrastructure, the Company benefits from access to NSU’s extensive array of sophisticated scientific instrumentation, specialized laboratory equipment, and advanced research resources. This access enables the Company to leverage capabilities beyond those maintained within its own facilities, potentially reducing the need for duplicative capital expenditures while supporting advanced analytical testing, research initiatives, product development, and scientific collaboration. Management further believes that the Company’s physical presence within a nationally recognized R1 research university represents a competitive advantage independent of its access to laboratory equipment and research infrastructure. Operating within this academic research environment provides opportunities to engage with scientific expertise, foster interdisciplinary collaborations, attract specialized scientific talent, and pursue relationships with researchers, clinicians, and academic institutions. The Company believes that the combination of its dedicated manufacturing infrastructure, access to NSU’s broader scientific resources, and strategic location within a major research university provides a distinctive competitive position that may be difficult for certain competitors to replicate. Management believes these advantages support the Company’s ability to pursue innovative regenerative medicine technologies, expand its scientific capabilities, and develop strategic relationships that may contribute to long-term commercial growth.

The Company also considers its regulatory history and commitment to quality assurance to be important elements of its competitive positioning. Since its inception, the Company has not received an FDA Warning Letter, a distinction management considers noteworthy within an industry that has experienced FDA scrutiny and enforcement activity involving certain stem cell, human cellular and tissue-based, and extracellular vesicle products. The Company believes that its investment in quality management systems, standardized manufacturing procedures, specialized laboratory testing, and ongoing regulatory compliance initiatives strengthens its ability to establish and maintain relationships with physicians, healthcare institutions, distributors, and strategic partners. Management views its regulatory history and operational discipline as important components of the Company’s commitment to product quality and long-term commercial development. The absence of an FDA Warning Letter, however, does not constitute FDA approval or a determination of regulatory compliance by the FDA and does not preclude future regulatory inquiries, inspections, or enforcement actions.

The Company believes that the healthcare industry’s increasing emphasis on preventive medicine, personalized healthcare, healthy aging, wellness, and longevity, together with continued advances in cellular and extracellular vesicle technologies, may contribute to growing demand for innovative regenerative medicine products and services. This broader evolution toward more personalized and proactive approaches to healthcare presents potential opportunities for companies engaged in developing and manufacturing advanced biological technologies. While third-party reimbursement remains an important consideration in the healthcare industry, many regenerative medicine therapies are currently offered through a cash-pay model. The Company’s near-term commercialization strategy for certain qualifying products is principally focused on the private-pay healthcare market, providing opportunities to establish direct relationships with physicians and healthcare practices without depending upon third-party reimbursement as a prerequisite for commercialization. The Company believes that increasing physician and patient awareness, expanding scientific research, and the development of additional clinical evidence may support broader market acceptance over time. Such evidence may be generated through FDA-authorized clinical trials, permitted research activities, and, where appropriate, the collection of real-world safety and patient outcome data, subject to applicable legal and regulatory requirements.

The Company further believes that the emergence of new state regulatory frameworks represents a potentially significant catalyst for industry expansion and additional commercial opportunities. Beginning with Florida’s enactment of Senate Bill 1768, effective July 1, 2025, and followed by legislation enacted in Tennessee and Georgia in 2026, with principal provisions becoming effective July 1, 2026, states have established frameworks addressing physician access to certain stem cell and regenerative medicine therapies that have not received FDA approval. Other states, including Texas, Mississippi, North Carolina, Nevada, and Utah, have adopted measures addressing access to certain regenerative medicine therapies, although the scope and requirements of these laws vary. The Company believes these legislative developments may contribute to increased physician participation, greater patient awareness, geographic market expansion, and additional demand for qualifying regenerative medicine products. Although these developments may encourage additional competitors to enter the market, management believes that the Company’s existing manufacturing infrastructure, established distribution relationships, operational experience, and investment in scientific capabilities provide a foundation from which to pursue these emerging commercial opportunities. The Company intends to evaluate opportunities to expand its geographic presence and physician relationships in states where applicable regulatory frameworks may permit the commercialization of qualifying products.

The Company’s competitive strategy is centered on differentiating the Company through the integration of advanced manufacturing, quality management, innovative product development, physician education, and strategic scientific collaborations. Unlike businesses whose operations are principally limited to product distribution, the Company’s operating model combines manufacturing, laboratory testing, product development, quality assurance, and commercial distribution capabilities within an integrated platform. Management believes this approach provides opportunities to exercise greater oversight over product quality, strengthen customer relationships, respond to evolving market requirements, and pursue the development of differentiated biological technologies. The Company also intends to leverage its scientific and manufacturing capabilities to pursue proprietary and licensed technologies, including emerging cellular and extracellular vesicle applications, through internal development initiatives and collaborations with scientists, research institutions, and commercial partners.

As the regenerative medicine industry continues to mature, the Company intends to strengthen its competitive position through continued investment in research and development, expansion of its physician and distribution networks, advancement of proprietary and licensed intellectual property, and pursuit of strategic partnerships and commercialization opportunities. Management believes that the combination of the Company’s established operational infrastructure, regulatory history, specialized scientific capabilities, location within NSU’s R1 research environment, expanding commercial relationships, and commitment to innovation positions the Company to compete effectively and pursue opportunities for sustainable revenue growth and long-term shareholder value creation. Nevertheless, the Company’s ability to realize these opportunities will depend upon competitive conditions, market acceptance, clinical evidence, available capital, regulatory requirements, and successful execution of its business strategy. State legislation does not constitute FDA approval of the Company’s products or supersede applicable federal law, and there can be no assurance that the Company’s products will qualify under any particular state regulatory framework or that regulatory authorities will agree with the Company’s interpretation of applicable requirements.

Federal Regulatory Environment and Competition

The regulatory framework governing human cells, tissues, and cellular and tissue-based products (“HCT/Ps”) plays an important role in shaping the regenerative medicine industry, influencing product development, manufacturing standards, commercialization strategies, and competitive opportunities. The Company believes that the continued evolution of federal regulatory requirements, together with increasing scientific understanding of regenerative medicine technologies, may contribute to the development of a more clearly defined and sustainable marketplace. Management believes that companies possessing established manufacturing infrastructure, specialized scientific capabilities, comprehensive quality management systems, and the resources necessary to adapt to evolving regulatory requirements may be better positioned to compete as the industry continues to mature.

The FDA regulates HCT/Ps under a framework that distinguishes products eligible for regulation solely under Section 361 of the Public Health Service Act and 21 C.F.R. Part 1271 from products subject to additional regulation as drugs, devices, and/or biological products. The applicable regulatory pathway depends on several factors, including a product’s composition, degree of processing, intended use, and other relevant characteristics. Products requiring additional regulatory authorization may be subject to investigational new drug application (“IND”) requirements for clinical investigation and FDA approval or licensure, including through a biologics license application (“BLA”), before commercial marketing. Following the conclusion of the FDA’s enforcement discretion period for certain regenerative medicine products in May 2021, regulatory classification and compliance have remained important considerations for manufacturers and distributors operating within this industry.

The Company views its investment in advanced manufacturing capabilities, specialized laboratory infrastructure, quality assurance systems, and scientific expertise as important components of its strategy for operating within this evolving regulatory environment. The Company’s biotechnology and manufacturing facility at Nova Southeastern University’s Center for Collaborative Research, together with its ISO Class 7 cleanroom capabilities, analytical testing resources, and established quality management procedures, provides an operational foundation for pursuing product development, manufacturing, and commercialization opportunities under applicable regulatory frameworks. Management believes that these capabilities may enhance the Company’s ability to evaluate new technologies, support scientific research, maintain product quality and consistency, and adapt its operations as regulatory requirements and commercial opportunities evolve.

The Company has also sought guidance from experienced FDA regulatory counsel regarding its operations and the applicability of federal and state regulatory requirements to certain of its products and commercial activities. In particular, the Company has obtained a written legal opinion addressing its operations under Florida’s regulatory framework governing certain qualifying stem cell therapies. Management believes that this legal analysis, together with its ongoing compliance initiatives, supports the Company’s approach to pursuing opportunities under applicable state laws. Such legal opinions do not constitute FDA approval, authorization, or a binding determination by federal regulatory authorities, and the Company recognizes that state legislation does not supersede applicable federal requirements. The Company has not obtained an FDA ruling or determination confirming the regulatory classification or compliance status of all products it manufactures or distributes. Accordingly, although the Company believes it has identified regulatory basis for its current activities, there can be no assurance that the FDA will agree with its interpretations or will not determine that one or more products require additional authorization.

The Company believes that the increasing emphasis on scientific validation, product quality, regulatory compliance, and manufacturing consistency may create opportunities for established industry participants with the infrastructure and expertise necessary to support these requirements. Companies pursuing FDA approval or licensure for products regulated as drugs or biological products may be required to undertake substantial research and development programs, including preclinical studies, clinical trials, and regulatory submissions. Although these activities can require significant capital investment and extended development timelines, successful regulatory authorization may provide opportunities for broader commercialization, greater physician acceptance, approved therapeutic indications, and potential access to third-party reimbursement. The Company believes that its manufacturing capabilities, scientific resources, and relationships with researchers and healthcare professionals may provide a foundation for evaluating participation in such development programs, whether independently or through strategic collaborations.

As part of its long-term strategy, the Company continues to pursue a diversified approach to product development and commercialization designed to capitalize on emerging opportunities while adapting to changes in the regulatory environment. These initiatives include supporting scientific and clinical research, evaluating FDA-authorized development pathways where appropriate, exploring international commercialization opportunities, and expanding its portfolio into product categories and applications governed by different regulatory requirements. The Company’s development initiatives include products incorporating certain proprietary ingredients for topical, aesthetic, and other potential applications, subject to applicable regulatory classifications and requirements. Management believes that the continued diversification of its product portfolio, together with investments in proprietary technologies, strategic scientific collaborations, and advanced manufacturing capabilities, may broaden the Company’s addressable markets and provide additional avenues for future revenue generation.

The Company believes that its integrated operating platform, regulatory diligence, scientific capabilities, and diversified commercialization strategy provide a foundation for pursuing sustainable growth as the regenerative medicine industry evolves. While changes in federal regulatory interpretations, enforcement priorities, or product classifications could affect the Company’s operations or require additional regulatory authorizations, management intends to continue evaluating applicable requirements, strengthening its compliance capabilities, and pursuing opportunities that align with its scientific expertise, manufacturing infrastructure, and long-term business objectives.

Clinical Development as a Competitive Strategy

The Company views clinical research, scientific validation, and the advancement of innovative regenerative medicine technologies as important components of its long-term growth strategy and competitive differentiation. The Company intends to pursue a multifaceted approach to clinical development and commercialization, combining opportunities available under existing regulatory frameworks with the evaluation of FDA-authorized clinical development pathways for selected products and therapeutic applications. Management believes this approach may enable the Company to capitalize on near-term commercial opportunities while building the scientific foundation necessary to support broader market acceptance, product differentiation, and long-term enterprise value creation.

For selected regenerative medicine products and indications, the Company intends to evaluate and, where commercially appropriate, pursue clinical development programs designed to support potential FDA approval or licensure. Successful completion of such programs could provide meaningful competitive advantages, including increased acceptance among physicians, hospitals, and other healthcare institutions; stronger clinical evidence supporting product safety and efficacy; greater differentiation from products that have not received FDA approval; and potential opportunities for coverage and reimbursement through governmental and private third-party payors. The Company believes that its specialized manufacturing infrastructure, analytical capabilities, scientific expertise, and relationships with researchers and healthcare professionals may provide a foundation for pursuing these initiatives independently or through strategic collaborations, licensing arrangements, and other development partnerships.

Concurrently, the Company intends to pursue commercial opportunities for qualifying products under applicable federal and state regulatory frameworks, including opportunities within the private-pay healthcare market. Management believes that this approach may allow the Company to develop its commercial operations and expand physician relationships while evaluating longer-term clinical development opportunities. Where appropriate and legally permissible, the Company also intends to support the collection and evaluation of real-world safety and patient outcome data, which may contribute to scientific understanding, inform future research priorities, and help identify promising applications for further clinical investigation. Such data would not necessarily satisfy the evidentiary requirements for FDA approval or licensure.

The Company believes that integrating scientific research, clinical development, strategic collaborations, and commercialization activities within a coordinated business strategy may provide a competitive advantage as the regenerative medicine industry continues to evolve. By pursuing multiple development and commercialization pathways, the Company seeks to diversify its product portfolio, expand its potential addressable markets, strengthen relationships with healthcare providers and research institutions, and position itself to participate in emerging therapeutic opportunities. Management believes this strategy, supported by the Company’s manufacturing infrastructure and access to scientific resources within Nova Southeastern University’s research environment, provides a foundation for innovation, potential future revenue growth, and long-term shareholder value creation.

The successful development, regulatory authorization, and commercialization of regenerative medicine products remain subject to scientific, clinical, financial, and regulatory uncertainties. There can be no assurance that any clinical development program will result in FDA approval or licensure, that the Company will obtain sufficient resources to complete such programs, or that its commercialization strategies will achieve their intended objectives. In addition, applicable federal and state regulatory requirements may change or be interpreted differently by regulatory authorities, potentially affecting the Company’s ability to develop, manufacture, distribute, or commercialize certain products.

Products and Competitive Landscape

The Company operates within a broad and evolving marketplace encompassing regenerative medicine, cellular and tissue-based technologies, biologics, advanced wound care, orthopedic and sports medicine applications, pain management, and aesthetic products. Management believes that continued advances in biotechnology, increasing scientific interest in regenerative medicine, and growing demand for personalized healthcare, healthy aging, and longevity-related solutions may create meaningful opportunities for companies capable of developing, manufacturing, and commercializing differentiated biological products. The Company’s strategy is to leverage its established manufacturing infrastructure, specialized scientific capabilities, quality management systems, and physician relationships to compete across multiple product categories while progressively expanding its portfolio through proprietary product development, intellectual property licensing, and strategic scientific collaborations.

The regenerative medicine marketplace encompasses a diverse range of allogeneic and autologous products, conventional therapeutic alternatives, and emerging biological technologies. Allogeneic products include materials derived from human perinatal tissues, including placental tissue, amniotic tissue and fluid, umbilical cord tissue, Wharton’s jelly, cord blood, and other human tissue sources. Products within these categories differ substantially in their source materials, manufacturing and processing methodologies, biological composition, intended applications, regulatory classifications, pricing, and supporting scientific evidence. Management believes that product quality and consistency, manufacturing sophistication, biological characterization, analytical testing, and the availability of reliable scientific information are increasingly important factors influencing physician acceptance and competitive differentiation. The Company’s capabilities in cellular processing, extracellular vesicle characterization, microbiological testing, sterility assessment, and other analytical procedures support its strategy of providing products manufactured under established quality management processes.

In addition to its existing product offerings, the Company believes that emerging advances in cellular engineering, extracellular vesicle technologies, biologically active proteins, growth factors, and other regenerative medicine platforms may create opportunities for the development of next-generation biological products. Management is evaluating technologies and potential commercial relationships involving advanced cellular systems, engineered extracellular vesicles, and innovative approaches to the delivery of biologically active substances. These initiatives may include technologies designed to enhance the functional characteristics of cellular products, develop differentiated extracellular vesicle formulations, and support the investigation of new therapeutic applications. The Company intends to pursue such opportunities through internal research and development, licensing arrangements, acquisitions, and collaborations with scientists, academic institutions, and biotechnology companies, as appropriate. Management believes that integrating emerging scientific technologies with the Company’s existing manufacturing and analytical infrastructure may provide a foundation for future product differentiation, intellectual property development, and expansion into additional markets. These technologies remain subject to scientific validation, applicable regulatory requirements, and the successful completion of any necessary development and commercialization activities.

The regenerative medicine marketplace also includes autologous products and procedures involving a patient’s own blood, bone marrow, adipose tissue, and other biological materials. These approaches include platelet-rich plasma, bone marrow-derived preparations, and other physician-administered procedures. Although autologous and allogeneic technologies may address overlapping areas of clinical interest, they differ in their sourcing, processing, manufacturing, distribution, and operational requirements. Management believes that the Company’s allogeneic manufacturing capabilities provide opportunities to offer physicians standardized, premanufactured biological products, where legally permitted, potentially reducing certain logistical complexities associated with patient-specific collection and processing. The regulatory classification of any autologous or allogeneic product depends upon its characteristics, processing, intended use, and other applicable criteria, and autologous status alone does not exempt a product or procedure from FDA regulation.

The Company also views the expanding market for aesthetic, wellness, and topical products as a complementary opportunity for commercial diversification and product innovation. This market includes serums, creams, and other formulations incorporating peptides, proteins, growth factors, and additional biologically derived or bioactive ingredients. Through the development of products incorporating certain proprietary ingredients, the Company intends to pursue opportunities within selected topical and aesthetic product categories. Management believes that these initiatives may enable the Company to leverage its scientific expertise, formulation capabilities, and existing commercial relationships to address additional market segments and broaden its potential customer base. The regulatory requirements applicable to these products vary depending upon their composition, labeling, intended use, and marketing claims, and certain products or claims may require FDA authorization before commercialization.

The Company’s competitive landscape includes biotechnology companies, manufacturers, tissue processors, distributors, healthcare technology providers, and suppliers of conventional therapeutic alternatives. Companies with which the Company has historically competed in certain segments of the regenerative medicine and allogeneic biologics markets include Kimera Labs, Frontier Biologics, Platinum Biologics, Benev Company Inc., Exocel Bio, Re-gen Active Lab, Neobiosis, MiMedx Group, Inc., Invitrx Therapeutics, Signature Biologics, Direct Biologics, and Vitti Labs LLC, together with numerous distributors marketing products manufactured or supplied by third parties. The Company also competes with tissue banks and suppliers of blood, bone, and soft tissue products, companies offering autologous regenerative medicine technologies, and manufacturers of conventional pharmaceutical, wound care, orthopedic, and aesthetic products. These market participants vary significantly in their operating models, financial resources, product portfolios, regulatory status, scientific capabilities, and commercialization strategies. The identification of these companies reflects historical competitive activity in relevant market segments and does not necessarily indicate that each currently offers products directly comparable to those of the Company.

Management believes that the Company’s competitive positioning is strengthened by its integrated operating model, which combines manufacturing, laboratory testing, quality assurance, product development, and commercial distribution capabilities within a coordinated biotechnology platform. As described elsewhere in this report, the Company’s facility at Nova Southeastern University’s Center for Collaborative Research provides specialized manufacturing and analytical capabilities, while its location within an R1 research university environment and access to certain advanced scientific resources provide additional opportunities for research and collaboration. Management believes that this combination of operational infrastructure, scientific expertise, and commercial capabilities differentiates the Company from certain market participants whose activities are principally limited to third-party product distribution. The Company also considers its emphasis on regulatory compliance, manufacturing quality, and scientific support to be important components of its competitive strategy.

The FDA has undertaken enforcement activities involving certain manufacturers and distributors of regenerative medicine products that the agency believes have been marketed or distributed in violation of applicable federal requirements. Since its inception, the Company has not received an FDA Warning Letter, which management considers a noteworthy aspect of the Company’s regulatory history. The Company intends to continue emphasizing quality management, laboratory testing, regulatory diligence, and scientific support in its operations and commercial relationships. The absence of an FDA Warning Letter does not constitute FDA approval, authorization, or a determination that the Company’s products or activities comply with all applicable federal requirements, and does not preclude future regulatory inquiries or enforcement actions.

The regenerative medicine and biotechnology markets encompass a diverse range of competitors with varying business models, technological capabilities, manufacturing infrastructure, product portfolios, and commercialization strategies. The Company believes that its integrated operating platform, specialized scientific expertise, advanced manufacturing capabilities, established physician relationships, and commitment to product quality and innovation provide meaningful opportunities for competitive differentiation. The Company intends to strengthen its market position by leveraging these capabilities, expanding its product portfolio, pursuing strategic scientific collaborations, and developing innovative technologies designed to address emerging opportunities within the regenerative medicine and biotechnology industries.

Looking forward, the Company’s competitive strategy is focused on expanding beyond its existing regenerative medicine product portfolio toward a broader biotechnology platform incorporating advanced cellular technologies, engineered extracellular vesicles, proprietary biological formulations, and potentially licensed or acquired intellectual property. Management believes that continued innovation in these areas, together with the Company’s established manufacturing infrastructure and scientific relationships, may create opportunities to develop differentiated products, pursue additional therapeutic and commercial applications, and establish new sources of revenue. The Company intends to evaluate these opportunities through a combination of internal development, scientific collaborations, strategic partnerships, and licensing arrangements, while continuing to strengthen its existing manufacturing and commercial operations.

Management believes that the combination of the Company’s existing commercial activities, specialized manufacturing infrastructure, scientific capabilities, established physician relationships, and expanding technology development strategy provides a foundation for long-term growth and competitive differentiation. The Company’s ability to capitalize on these opportunities will depend upon scientific progress, successful product development, market acceptance, available capital, competitive conditions, intellectual property rights, and applicable regulatory requirements. There can be no assurance that technologies under evaluation will be successfully developed, acquired, licensed, approved, or commercialized, or that the Company’s strategic initiatives will result in increased revenues or profitability.

Aesthetics

The aesthetics and regenerative skincare markets represent an important component of the Company’s strategy to expand its biotechnology platform, diversify its product portfolio, and pursue additional commercial opportunities. These markets encompass products and procedures intended for skin rejuvenation, healthy aging, hair restoration, and other cosmetic applications. Products include advanced topical formulations, serums, creams, peptides, growth factors, biologically derived ingredients, aesthetic devices, and medical aesthetic procedures. Management believes that continued advances in biotechnology, increasing interest in scientifically developed skincare products, and growing demand for innovative aesthetic solutions may create opportunities for companies capable of combining scientific expertise, product development, and established commercial distribution capabilities.

The Company intends to leverage its existing scientific expertise, manufacturing infrastructure, quality management systems, and established physician relationships to expand its presence in the biotechnology-driven aesthetics market. Management believes that its experience in cellular technologies, extracellular vesicle characterization, biological processing, and analytical testing provides a foundation for evaluating and commercializing differentiated aesthetic products. These initiatives include products incorporating proprietary ingredients, and potential strategic relationships with biotechnology companies developing advanced skincare formulations and biologically active ingredients.

As part of its broader commercialization strategy, the Company is actively pursuing strategic licensing, distribution, and commercialization arrangements with established biotechnology companies possessing proprietary technologies and existing product portfolios. These initiatives include advanced discussions regarding potential exclusive United States commercialization rights to existing and future products developed by third-party biotechnology companies, including products incorporating innovative cellular technologies, biologically derived ingredients, and advanced aesthetic formulations. Management believes that such arrangements, if successfully completed, could provide opportunities to expand the Company’s commercial portfolio, accelerate its entry into complementary markets, and establish a continuing pipeline of additional products as new technologies are developed.

The Company’s strategy emphasizes the integration of innovative technologies developed by third parties with the Company’s existing scientific capabilities, manufacturing infrastructure, and commercial distribution network. Management believes that this approach may enable the Company to broaden its product offerings while leveraging established relationships with physicians, healthcare practices, aesthetic professionals, and other commercial partners. In addition to introducing existing products into the United States market, the Company intends to evaluate opportunities for collaborative product development, additional licensing arrangements, and the commercialization of future biotechnology-derived products.

The aesthetics market encompasses a diverse range of companies offering products with varying formulations, technologies, scientific support, pricing structures, and distribution models. The Company intends to compete through an emphasis on product quality, scientific innovation, differentiated formulations, professional education, and established relationships with healthcare providers and distribution partners. Management believes that its integrated operating platform, combined with potential access to innovative products and technologies through strategic commercial relationships, may support its ability to establish and expand a presence in selected segments of the professional aesthetics and advanced skincare markets.

The Company’s expansion into aesthetics is intended to complement its existing regenerative medicine operations and advance its broader strategy of developing a diversified biotechnology manufacturing and commercialization platform. Through internal product development, proprietary formulations, strategic licensing arrangements, and commercial partnerships, the Company seeks to broaden its product portfolio, expand its addressable markets, and develop additional potential sources of revenue. Management believes that combining its established operating capabilities with access to emerging biotechnology-derived products may provide a foundation for continued commercial development and long-term growth.

There can be no assurance that any proposed licensing and commercialization arrangement will be completed or that existing or future products will achieve market acceptance or generate anticipated revenues. The development, manufacture, marketing, distribution, and sale of aesthetic products remain subject to applicable federal and state regulatory requirements, including requirements relating to product composition, labeling, intended use, safety, and marketing claims.

Market Demand

The Company believes that the regenerative medicine, biotechnology, and advanced aesthetics markets present meaningful opportunities for continued expansion, driven by a convergence of demographic trends, scientific innovation, evolving healthcare preferences, and developments in the regulatory environment. An aging population, increasing emphasis on healthy aging and longevity, growing interest in maintaining physical activity and quality of life, and continued advances in cellular and biological technologies are contributing to interest in innovative healthcare products and treatment alternatives. Management believes these trends may support increased demand for regenerative medicine products, advanced biological technologies, and scientifically developed aesthetic solutions.

The Company’s commercial strategy is aligned with several evolving trends in healthcare, including increased interest in personalized medicine, preventative health, healthy aging, orthopedic and sports medicine applications, wound care, and biotechnology-driven aesthetic products. As patients and healthcare providers evaluate emerging approaches to health and wellness, management believes that demand may increase for products supported by reliable manufacturing processes, appropriate quality controls, scientific characterization, and credible clinical evidence. The Company believes that its integrated operating platform, which combines specialized manufacturing infrastructure, laboratory testing, scientific expertise, product development capabilities, and established physician relationships, positions the Company to pursue opportunities arising from these developments.

Management also believes that the evolving state legislative environment may create additional commercial opportunities for certain regenerative medicine products and services. Several states, including Florida, Tennessee, and Georgia, have enacted legislation addressing access to specified regenerative medicine or stem cell-related therapies under defined circumstances and subject to applicable statutory requirements. These developments may contribute to increased awareness among physicians and patients, encourage the establishment of additional treatment facilities, and support the development of new commercial channels for qualifying products. The Company intends to evaluate opportunities within these jurisdictions while maintaining its focus on applicable federal and state regulatory requirements. State legislation does not supersede federal law or eliminate any applicable FDA requirements.

The Company further believes that advances in biotechnology may contribute to the development of additional markets beyond traditional regenerative medicine applications. Emerging technologies involving cellular engineering, extracellular vesicles, biologically active proteins, growth factors, and advanced biological delivery systems are generating scientific and commercial interest across multiple fields. The Company intends to evaluate these opportunities through internal research and development, scientific collaborations, strategic licensing arrangements, and potential acquisitions of complementary technologies. Management believes that the Company’s manufacturing capabilities, analytical infrastructure, and relationships with scientists and biotechnology developers may provide a foundation for evaluating and potentially commercializing differentiated products as scientific evidence develops and applicable regulatory requirements are satisfied.

The growing intersection of biotechnology, regenerative medicine, and aesthetics represents an additional area of potential market demand. Increasing consumer interest in skin health, rejuvenation, healthy aging, and scientifically developed skincare formulations may create opportunities for innovative products incorporating peptides, growth factors, and other biologically derived ingredients. The Company intends to pursue these opportunities through its existing product development initiatives and potential strategic commercialization arrangements involving advanced aesthetic technologies and products. Management believes that the combination of biotechnology-based product innovation and established professional distribution channels may provide opportunities to expand the Company’s addressable markets and diversify its potential revenue sources.

Management believes that the Company’s established relationships with physicians, healthcare practices, and other medical professionals provide an important foundation for identifying and responding to evolving market demand. The Company’s commercial strategy emphasizes physician education, product quality, scientific support, and the development of long-term relationships with healthcare providers. Through its existing distribution network and planned commercial initiatives, The Company intends to pursue opportunities to expand physician adoption, introduce additional products, and support the development of new commercial channels, where permitted by applicable law. The Company also believes that continued investment in manufacturing capabilities, quality management, and product innovation may support its ability to respond to changing market requirements.

Although management believes these demographic, scientific, legislative, and commercial developments may create favorable opportunities, the timing, extent, and sustainability of market demand remain subject to significant uncertainty. Market adoption will depend upon numerous factors, including the availability and quality of clinical evidence, demonstrated product safety and effectiveness where applicable, regulatory developments, physician and patient acceptance, pricing, reimbursement availability, competing products and technologies, and the Company’s ability to develop, manufacture, distribute, and commercialize its products successfully. Certain regenerative medicine technologies remain investigational or are subject to regulatory restrictions, and increased scientific or consumer interest does not necessarily translate into lawful commercial availability or sustained market demand. There can be no assurance that anticipated market opportunities will develop as expected or result in increased revenues or profitability for the Company.

Government Regulation

General

The Company operates in a highly regulated industry and is subject to federal and state laws and regulations governing the development, processing, manufacturing, testing, labeling, marketing, distribution, and commercialization of human cellular and tissue-based products, biological products, and certain other healthcare-related products and technologies. These requirements are administered principally by the United States Food and Drug Administration (“FDA”), together with other federal and state regulatory authorities.

The Company’s regulatory strategy emphasizes manufacturing quality, scientific development, regulatory diligence, and the evaluation of commercial opportunities within applicable federal and state regulatory frameworks. The Company maintains specialized laboratory and manufacturing infrastructure, including controlled manufacturing environments, analytical testing capabilities, and quality management systems designed to support its current operations and potential future product development initiatives.

The Company continues to evaluate evolving regulatory requirements and legislative developments that may affect the commercialization of regenerative medicine products and emerging biotechnology applications. Management believes that its existing scientific capabilities, manufacturing infrastructure, and regulatory experience provide a foundation for adapting to developments in this evolving regulatory environment.

FDA Regulation of Human Cellular and Tissue-Based Products

The FDA regulates human cells, tissues, and cellular and tissue-based products (“HCT/Ps”) under the Public Health Service Act (“PHS Act”), the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), and applicable regulations, including 21 C.F.R. Part 1271.

Certain HCT/Ps that satisfy all applicable criteria under 21 C.F.R. § 1271.10(a) are regulated solely under Section 361 of the PHS Act and generally are not required to obtain FDA premarket approval. These criteria include requirements relating to minimal manipulation, homologous use, combination with other articles, and the role of living-cell metabolic activity in the product’s primary function. Qualifying products remain subject to applicable regulatory requirements, including establishment registration and listing, donor eligibility, current good tissue practices, recordkeeping, and other requirements intended to prevent the introduction, transmission, and spread of communicable diseases.

HCT/Ps that do not qualify for regulation solely under Section 361 may be regulated as drugs, biological products, or medical devices under Section 351 of the PHS Act and/or the FD&C Act. Depending upon their regulatory classification, such products generally require applicable FDA authorization, clearance, or approval before they may be lawfully marketed in the United States.

The regulatory classification of a product depends upon its specific characteristics, processing methods, intended use, labeling, and other relevant factors. The Company recognizes that FDA establishment registration does not constitute FDA approval of any particular product or a determination that a product qualifies for regulation solely under Section 361.

The FDA has undertaken enforcement actions involving certain regenerative medicine products that the agency considers to be marketed without required authorization or otherwise in violation of applicable federal requirements. The FDA’s period of enforcement discretion concerning certain HCT/P premarket approval requirements ended in May 2021, and the agency continues to exercise regulatory oversight of this sector.

The Company intends to continue evaluating its product portfolio, manufacturing activities, and commercialization strategies in consultation with qualified regulatory professionals and legal counsel to address applicable federal requirements and developments in FDA policy and enforcement.

Biological Product Development and FDA Approval Pathways

Certain products and technologies that the Company currently evaluates or may pursue in the future could require FDA authorization through the investigational new drug (“IND”) and biologics license application (“BLA”) processes.

The development of biological products generally involves preclinical research, analytical and manufacturing development, clinical investigations conducted under applicable regulatory requirements, and the submission of evidence supporting product safety, purity, and potency. Clinical studies ordinarily require an effective IND and applicable institutional review board oversight before initiation. Commercial marketing of products requiring a BLA generally cannot commence until the FDA approves the application.

The FDA may provide expedited development and review programs for certain qualifying products, including regenerative medicine advanced therapy (“RMAT”) designation and other programs established under applicable federal law. Eligibility for such programs depends upon product-specific statutory and regulatory criteria and does not eliminate applicable approval requirements.

The Company views the development of scientifically differentiated biological products and the evaluation of appropriate regulatory pathways as potential components of its long-term biotechnology strategy. These initiatives may involve internal research and development, scientific collaborations, licensing arrangements, and the evaluation of advanced cellular technologies, extracellular vesicle-based platforms, and other biological delivery systems.

The successful development and commercialization of products requiring FDA authorization may involve substantial expenditures, extensive testing, clinical investigations, and significant development timelines. There can be no assurance that any product under development will receive the necessary regulatory authorization or achieve commercial success.

Manufacturing, Quality Systems, and Regulatory Compliance

The Company maintains manufacturing and laboratory operations at its facility located within Nova Southeastern University’s Center for Collaborative Research in South Florida. Its infrastructure includes specialized cellular processing capabilities, controlled manufacturing environments, analytical testing equipment, and quality management systems.

ZEO operates an FDA-registered establishment and maintains manufacturing and quality control procedures intended to address applicable regulatory requirements. Depending upon the nature and regulatory classification of the products manufactured or processed, these requirements may include current good tissue practices (“cGTP”), current good manufacturing practices (“cGMP”), donor eligibility requirements, product testing, labeling, recordkeeping, adverse event reporting, and other applicable standards.

The Company utilizes quality assurance procedures and analytical capabilities intended to support product consistency, traceability, and manufacturing controls. Its laboratory capabilities include microbiological testing, sterility assessment, cellular analysis, and extracellular vesicle characterization, among other functions.

FDA-registered establishments and regulated manufacturing facilities may be subject to inspection and regulatory oversight. The FDA and other authorities may identify deficiencies, request corrective actions, impose restrictions, or pursue enforcement measures when they determine that applicable requirements have not been satisfied.

Management considers manufacturing quality, analytical testing, documentation, and regulatory diligence important components of the Company’s operating strategy and commercial relationships. The Company intends to continue investing in its manufacturing capabilities, quality management systems, and scientific infrastructure as appropriate to support its existing operations and potential future product development activities.

State Regulatory Developments and Commercial Opportunities

In addition to federal regulation, the Company operates within an evolving state legislative and regulatory environment affecting regenerative medicine and certain physician-administered biological products.

The Company believes that recent state legislative developments may create additional opportunities for qualifying regenerative medicine products and services, subject to compliance with applicable federal and state requirements.

Florida enacted legislation effective July 1, 2025, establishing a framework under which licensed physicians may provide certain stem cell therapies for specified applications, including orthopedic conditions, wound care, and pain management, subject to statutory conditions and patient safeguards. Other states, including Tennessee and Georgia, have enacted legislation addressing aspects of regenerative medicine or stem cell-related treatments.

These legislative developments may contribute to increased physician and patient awareness, the development of specialized treatment practices, and additional demand for qualifying products and related services.

The Company has consulted with regulatory legal counsel regarding its operations under Florida’s legislative framework and intends to continue evaluating applicable requirements as state laws and implementing regulations evolve.

Management believes that the Company’s established physician relationships, manufacturing infrastructure, scientific capabilities, and quality management systems may support its ability to pursue commercial opportunities arising from these developments. The Company intends to evaluate opportunities in additional jurisdictions as appropriate, taking into consideration the specific requirements and limitations of each state’s laws.

State legislation does not supersede federal law or eliminate applicable FDA requirements. Products that require FDA approval or other federal authorization remain subject to those requirements notwithstanding any state law addressing physician administration or patient access. The availability and scope of commercial opportunities under state legislation may also be affected by regulatory interpretations, enforcement actions, judicial decisions, and future legislative changes.

Regulation of Aesthetic and Other Commercial Products

The Company also develops, evaluates, and markets certain products and technologies intended for aesthetic, topical, wellness, and related commercial applications.

The regulatory classification of these products depends upon their composition, intended use, labeling, marketing claims, and other applicable factors. Products marketed as cosmetics are subject to applicable requirements under the FD&C Act and the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”), including relevant requirements relating to product safety, labeling, facility registration, product listing, adverse event reporting, and manufacturing practices, as applicable.

Products intended to diagnose, treat, cure, mitigate, or prevent disease, or to affect the structure or function of the body, may be regulated as drugs, biological products, or medical devices rather than solely as cosmetics.

The Company intends to pursue opportunities involving advanced aesthetic formulations, biologically derived ingredients, and other biotechnology-based commercial products while evaluating the regulatory requirements applicable to each product category.

Healthcare Fraud, Abuse, and Other Applicable Regulations

The Company’s commercial relationships with physicians, healthcare providers, distributors, and other third parties are subject to various federal and state laws governing healthcare fraud, abuse, marketing, and commercial conduct.

These laws may include the federal Anti-Kickback Statute, the federal False Claims Act, applicable state anti-kickback and patient-brokering statutes, and other laws regulating financial arrangements, referrals, marketing activities, and relationships with healthcare professionals.

The federal Anti-Kickback Statute generally prohibits certain remuneration intended to induce or reward referrals or other business involving items or services reimbursable under federal healthcare programs. State laws may impose additional restrictions, including requirements that apply to arrangements involving privately insured or self-paying patients.

The Company intends to maintain policies and procedures addressing its commercial relationships, sales practices, marketing activities, and other operations subject to applicable healthcare laws. Violations of these laws could result in civil or criminal penalties, exclusion from government healthcare programs, contractual consequences, or other regulatory actions.

Regulatory Outlook

Management believes that continued scientific advancement, evolving regulatory frameworks, and developments in state legislation may create opportunities for companies with established manufacturing infrastructure, scientific expertise, and the ability to adapt to changing regulatory requirements.

The Company’s strategy is to pursue commercial opportunities within applicable regulatory frameworks while continuing to evaluate scientific innovations, product development initiatives, and strategic relationships that may support the expansion of its biotechnology platform.

The regulatory environment governing regenerative medicine and emerging biological technologies remains subject to change. Future legislation, FDA guidance, enforcement policies, judicial decisions, or changes in regulatory interpretation could affect the Company’s operations, product portfolio, commercialization activities, and financial performance.

There can be no assurance that existing regulatory frameworks will remain unchanged, that contemplated commercial opportunities will be available on anticipated terms, or that the Company will obtain any regulatory authorizations required for future products.

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

Employees

As of June 30, 2026, we had 33 full-time employees and no part-time employees. We also engaged 5 other consultants that assisted with various regulatory, marketing, administrative and research activities. The Company also engages various independent sales representatives. There are no collective bargaining agreements.

Item 1A. Risk Factors.

This Transition Report contains certain statements relating to future events or the future financial performance of our Company. Prospective investors are cautioned that such statements are only predictions and involve risks and uncertainties, and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors identified in this Transition Report, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

If any of the following or other risks materialize, the Company’s business, financial condition, and results of operations could be materially adversely affected which, in turn, could adversely impact the value of our securities. In such a case, investors in our securities could lose all or part of their investment.

Prospective investors should consider carefully whether an investment in the Company is suitable for them in light of the information contained in this Transition Report and the financial resources available to them. The risks described below do not purport to be all the risks to which the Company could be exposed. This section is a summary of certain risks and is not set out in any particular order of priority. They are the risks that we presently believe are material to the operations of the Company. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair the Company’s business, financial condition or results of operations.

Risks Related to Our Business

We have incurred significant losses, have limited cash on hand and there is substantial doubt as to our ability to continue as a going concern.

The Company incurred net losses of $5,038,000, $5,521,000 and $4,705,000 for the eight months ended June 30, 2026, and the years ended October 31, 2025 and 2024, respectively. In addition, the Company had accumulated deficits of $72,808,000 and $67,734,000 at June 30, 2026 and October 31, 2025, respectively, accumulated stockholders equity (deficit) of $583,000 and $(1,423,000) at June 30, 2026 and October 31, 2025, respectively, and had working capital (deficit) of $65,000 and $(1,915,000) at June 30, 2026 and October 31, 2025, respectively. In their report for the transition period ended June 30, 2026, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have a relatively limited operating history in our current business upon which investors can evaluate our future prospects.

Our current business operations, including our laboratory and processing facility have only been operating since May 2019. Moreover, our prioritizing stem cell therapy products as permitted under the New Stem Cell Laws, has only recently commenced. Therefore, we have a relatively short operating history upon which an evaluation of our current business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a relatively new established business. The risks include, but are not limited to, the possibility that we will not be able to develop or identify functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results could be materially and adversely affected.

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

Our strategy to commercialize stem cell and regenerative medicine products under recently enacted state laws may not be successful and remains subject to federal regulatory risk.

The New Stem Cell Laws have been recently enacted which authorizes licensed physicians to administer non-FDA-approved stem cell and other human tissue-derived therapies, subject to compliance with cGMP and the other regulations related to the New Stem Cell Laws. Zeo expects that the New Stem Cell Laws will create substantial new demand for its current and future stem cell therapy products and accordingly has elected to prioritize development of these products, either directly or through collaborations, such as its strategic partnership with Cytora and Made Scientific. Moreover, as the stem cell therapies permitted under the New Stem Cell Laws are not FDA approved, there can be no assurance that the FDA may seek to halt their use. In light of all of the above, Zeo’s efforts with respect to the development, manufacture and marketing of stem cell products and its collaboration with Cytora and Made ScientifiX with respect thereto will be successful and generate significant revenues and profits. In such event, our operating results and financial condition may be adversely affected.

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

The Company had working capital (deficit) of $65,000 and $(1,915,000) at June 30, 2026 and October 31, 2025, respectively. The Company’s efforts to establish a stabilized source of sufficient revenues to cover operating costs has yet to be achieved and ultimately may prove to be unsuccessful unless additional sources of working capital through operations or debt and/or equity financings are realized. Management anticipates that the Company will remain dependent, for the near future, on additional investment capital to fund ongoing operating expenses. The Company does not have significant fixed and/or intangible assets to pledge for the purpose of borrowing additional capital. In addition, the Company relies on short term supply agreements to obtain the supply of raw materials used in manufacturing the products it currently sells and distributes to its customers. The Company’s current market capitalization and common stock liquidity will hinder its ability to raise equity proceeds to implement its business plan and could adversely affect the value of our securities, including the common stock.

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

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the current U.S. policy of imposing tariffs, the conflicts between Russia and Ukraine, between Israel and Hamas, and with Iran, disruptions in the banking system and financial markets, increased inflation and rising interest rates. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected. Our vendors may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions, such as supply chain disruptions and labor shortages and persistent inflation, have affected, and may continue to adversely affect our suppliers’ ability to provide our manufacturers with materials and components, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

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

Our investment in and relationship with Serephon involves operational, regulatory, related-party and financial-reporting risks, and we may not realize the anticipated benefits of Serephon’s clinic operations.

We own 50% of Serephon, a recently formed Delaware LLC established to provide management, administrative, product-supply and other nonclinical services to independently owned practices. The remaining 50% is owned equally by Ian Bothwell, the Company’s Chief Executive Officer, Dr. George Shapiro, the Company’s Chief Medical Officer and Serephon’s Medical Director and Greyt Ventures LLC, a principal shareholder of the Company. Our Board of Directors approved the formation and ownership structure of Serephon, and Serephon’s Board of Directors approved the compensation payable to its three individual members. Nevertheless, these relationships may create actual or perceived conflicts of interest regarding the allocation of business opportunities, product pricing, compensation, capital contributions, distributions, future equity issuances and other transactions between us, Serephon and the individual members.

We serve as the manager of Serephon and have determined that Serephon is a variable interest entity for which we are the primary beneficiary. Accordingly, we consolidate Serephon’s assets, liabilities, revenues, expenses and cash flows in our consolidated financial statements, with the portion attributable to the other members presented as a noncontrolling interest. Although we currently own 50% of Serephon, future issuances of Serephon equity may disproportionately dilute our ownership until our ownership percentage equals that of the other members. Such dilution could increase the portion of Serephon’s results attributable to noncontrolling interests, reduce our participation in Serephon’s future economic benefits and require us to reconsider whether we continue to be Serephon’s primary beneficiary. If we cease to have the power to direct the activities that most significantly affect Serephon’s economic performance or no longer have an economic interest that could potentially be significant, we may be required to deconsolidate Serephon. Deconsolidation could materially affect our reported assets, liabilities, revenues, expenses and results of operations.

Serephon expects to purchase products from us and resell those products to physicians or use them in providing treatments to patients at prices that include a premium over Serephon’s acquisition cost. Although we believe this represents a customary commercial margin for products, professional services, clinical infrastructure, handling, compliance, overhead and operating risk, the arrangement involves related parties and may be subject to heightened scrutiny.

We must appropriately eliminate intercompany product sales, related balances and unrealized profits in preparing our consolidated financial statements. We and Serephon must also maintain support for the commercial reasonableness of the transfer prices and the prices charged to physicians and patients. If these prices are alleged to be excessive, misleading, unfair to Serephon or its minority members, or inconsistent with applicable law, we could face regulatory inquiries, litigation, fiduciary claims, reputational harm or required changes to the arrangement.

Serephon is a recently formed enterprise and may experience operating losses, negative cash flow, difficulty attracting qualified personnel, slower-than-anticipated patient demand, adverse patient outcomes, product liability claims, professional liability claims, cybersecurity or privacy incidents, and higher-than-expected compliance and operating costs. Because Serephon is consolidated with us, its losses and liabilities may adversely affect our consolidated financial condition and results of operations even though 50% of its equity is owned by other members. We may also determine that additional financial or operational support is necessary, and there can be no assurance that the other members will contribute proportionately or that we will recover any additional investment.

In addition, the products purchased from us and used or resold by Serephon are subject to federal and state laws governing biologic products, human cells, tissues and cellular and tissue-based products, drugs, medical practice, advertising, informed consent and product claims. Changes in law, adverse regulatory interpretations, restrictions on particular products or treatment protocols, or a determination that Serephon’s activities require additional approvals or licenses could delay, restrict or prevent its operations.

For these reasons, there can be no assurance that Serephon will operate successfully, remain in compliance with applicable laws, continue to be consolidated by us, generate material product sales for us or provide the anticipated strategic or financial benefits.

Our operation of medical clinics by Serephon may be subject to differing state licensing and corporate-practice requirements.

State laws governing the operation of medical practices vary materially. Depending on those laws, Serephon intends to provide management, administrative, product-supply and other nonclinical services to independently owned practices. Certain states, including Florida, permit mixed physician and nonphysician ownership under specified circumstances, while other states restrict nonphysician ownership or control of medical practices.

Regulators could disagree with Serephon’s interpretation of applicable licensing, management or compensation requirements or determine that Serephon improperly influenced clinical decisions, exercised de facto control over a professional entity, or participated in impermissible fee splitting, patient brokering or remuneration for referrals. Compliance may require licenses, state-specific entities, qualified owners or changes to Serephon’s ownership, governance or operations. These requirements could delay expansion, increase costs, limit our control, reduce our anticipated revenues or profit participation, or change the accounting treatment of a clinic.

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

The FDA guidance with regard to 351 HCT/Ps requiring premarket approval became effective in May 2021. The guidance states that, in order to “give manufacturers time to determine if they need to submit an IND or marketing application in light of this guidance,” the FDA intends to exercise enforcement discretion (i.e., the agency may permit marketing without an approved marketing application) if the HCT/P “is intended for autologous use and its use does not raise reported safety concerns or potential significant safety concerns.” As of the date of this Transition Report, we are not aware of whether any further extension of effectiveness and enforcement of these regulations is or will be issued by the FDA.

The Company has obtained a written legal opinion addressing its operations under Florida’s regulatory framework governing certain qualifying stem cell therapies. Management believes that this legal analysis, together with its ongoing compliance initiatives, supports the Company’s approach to pursuing opportunities under applicable state laws. Such legal opinions do not constitute FDA approval, authorization, or a binding determination by federal regulatory authorities, and the Company recognizes that state legislation does not supersede applicable federal requirements. The Company has not obtained an FDA ruling or determination confirming the regulatory classification or compliance status of all products it manufactures or distributes. Accordingly, although the Company believes it has identified regulatory basis for its current activities, there can be no assurance that the FDA will agree with its interpretations or will not determine that one or more products require additional authorization. The Company intends to vigorously defend against any adverse interpretation by any regulatory authority regarding the classification and/or use of our products that may be deemed as falling to meet the required regulatory guidelines, if any.

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

Our stem cell and regenerative medicine therapeutic products are subject to applicable federal regulation and, to the extent the Company seeks to market or distribute qualifying products pursuant to state laws expanding access to such therapies, the requirements of the applicable state laws and regulations, including laws enacted in Florida, Tennessee and Georgia. Such state laws vary in their scope and requirements and do not supersede applicable federal laws or regulations or constitute FDA approval of the Company’s products.

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

The Company has obtained a written legal opinion addressing its operations under Florida’s regulatory framework governing certain qualifying stem cell therapies. Management believes that this legal analysis, together with its ongoing compliance initiatives, supports the Company’s approach to pursuing opportunities under applicable state laws. Such legal opinions do not constitute FDA approval, authorization, or a binding determination by federal regulatory authorities, and the Company recognizes that state legislation does not supersede applicable federal requirements. The Company has not obtained an FDA ruling or determination confirming the regulatory classification or compliance status of all products it manufactures or distributes. Accordingly, although the Company believes it has identified regulatory basis for its current activities, there can be no assurance that the FDA will agree with its interpretations or will not determine that one or more products require additional authorization. The Company intends to vigorously defend against any adverse interpretation by any regulatory authority regarding the classification and/or use of our products that may be deemed as falling to meet the required regulatory guidelines, if any. If we are unable to successfully challenge any such determination, our business, results of operations and financial condition may be significantly harmed.

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

There have been and continue to be proposals by the federal government and state governments to reform the healthcare system in the United States. There are many programs and requirements for which the details have not yet been fully established or the consequences are not fully understood. These proposals may affect aspects of our business. We also cannot predict what further reform proposals, if any, will be adopted, when they will be adopted, or what impact they may have on us.

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

Our Chief Executive Officer and Chief Financial Officer noted the following material weaknesses that have caused management to conclude that, as of June 30, 2026, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

●	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

●	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which we do not have the ability to implement internal controls over the granting of access to our IT environment.

●	As a result of the limited number of accounting personnel involved in the preparation of our financial reports, including tax preparation, which could require adjustments and lead to overlooking items requiring disclosure.

●	As a result of the Company’s limited financial and personnel resources, there may be difficulties in timely analyzing and identifying potential operational and disclosure transactions within management and to comply with financial reporting regulations.

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

Item 2. Properties.

The Company’s administrative, research, processing and sales and distribution activities are currently housed in approximately 1,730 square feet of space at the Nova Southeastern University (“NSU”) Center for Collaborative Research, 3321 College Avenue, Davie, Florida 33314. This space is currently licensed from NSU on a month-to-month basis for an annual base license fee of approximately $20,230. The Company is currently in discussions with NSU to lease additional laboratory, manufacturing, research, processing, distribution and office facilities space at NSU under a long-term lease agreement.

The Company believes that its existing facilities, together with the additional space it is seeking to lease, will be suitable for its current operations and anticipated near-term growth.

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

The case was removed to the United States District Court for the Western District of Arkansas, Fayetteville Division, Case No. 5:26-cv-05055. On June 30, 2026, the Court granted the Company’s Motion to Transfer Venue pursuant to 28 U.S.C. § 1404(a), and the case was transferred to the United States District Court for the Southern District of Florida, Fort Lauderdale Division, where it was docketed as Case No. 0:26-cv-62090-AHS. In August 2026, the Company filed a Motion for Judgment on the Pleadings pursuant to Federal Rule of Civil Procedure 12(c), seeking dismissal of all counts of the Complaint with prejudice. Plaintiffs filed a response in opposition and the Company will file a reply. Discovery is proceeding. Both sides have exchanged initial disclosures and document productions, and the Company has served written discovery on Plaintiffs. We are unable to express an opinion as to the possible outcome of this matter. The Company’s disputes all allegations and intends to vigorously pursue all available legal remedies.

Dr. Golub

The Company’s employment agreement with Dr. Howard Golub, its former Chief Science Officer (“Golub Employment Agreement”) had an initial term that ended May 31, 2024. The Golub Employment Agreement was not renewed and accordingly, the Golub Employment Agreement expired and the employment of Dr. Golub by the Company ended on May 31, 2024.

On November 19, 2024, Dr. Golub (“Plaintiff”), filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against the Company, alleging a breach of contract as a result of the Company’s failure to pay Plaintiff severance in the amount of $150,000 in connection with the non-renewal of the Golub Employment Agreement. In June 2026, the parties entered into an agreement settling the matter and the action was dismissed with prejudice.

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

BioXtek

On February 4, 2025, the Company entered into a Binding Memorandum of Understanding (“Binding MOU”) with BioXtek, LLC, a Florida limited liability company (“BioXtek”) setting forth the terms of a joint development, manufacturing, marketing and funding arrangement to be entered into by the Company and BioXtek in various phases (“Joint Venture”). In June 2025, BioXtek sought to terminate a Binding MOU between BioXtek and the Company and related Joint Venture with the Company for alleged breaches by the Company with respect to both the Binding MOU and the Joint Venture. The Company contested BioXtek’s allegations. On December 17, 2025, the Company commenced an action against BioXtek (Case No. CACE-25-019364, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida) and filed an amended complaint on January 5, 2026, asserting claims for breach of contract and implied covenant, fraudulent inducement, violation of the Florida Deceptive Unfair Trade Practices Act, equitable accounting, and declaratory judgment. The Company seeks damages for expectancy/consequential losses, equitable relief, and fees. Mediation was conducted on June 11, 2026, but did not resolve the dispute. The parties are engaged in written discovery. On August 5, 2026, the case was transferred to the Complex Business Litigation Division (Division 07) before Judge David A. Haimes. On August 14, 2026, BioXtek served its initial disclosures. On August 20, 2026, the Court entered a Uniform Trial Order setting the case for trial during the period of January 3, 2028, through March 24, 2028, with a calendar call on December 15, 2027.

BioXtek filed its Answer and Affirmative Defenses to Amended Complaint and Counterclaims on September 21, 2026. BioXtek’s affirmative defenses allege, inter alia, prior material breach, fraudulent concealment, failure of conditions precedent, unenforceability of agreements to agree, valid contractual termination, waiver and estoppel, speculative damages, independent tort doctrine, and lack of FDUTPA standing. BioXtek’s counterclaims allege breach of contract, unjust enrichment, declaratory judgment, fraudulent inducement, negligent misrepresentation, and account stated. The Company intends to respond to BioXtek’s affirmative defenses and counterclaims and vigorously defend against the counterclaims.

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

Common Stock

As of October 12, 2026, 7,837,441 shares of our common stock were outstanding.

Holders of Our Common Stock

As of October 5, 2026, we had approximately 224 holders of record of our common stock. One of these holders is CEDE and Company which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients and as of October 5, 2026, they held approximately 2,938,000 shares of common stock for these stockholders (based on the last report provided to us, the Company had approximately 3,900 non-objecting beneficial stockholders).

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Board Stock Compensation Plan(1)	-0-	-	22,566

2021 Equity Incentive Plan(2)	5,001,895	$1.95	1,537,605

(1)	The Company is no longer using the Board Stock Compensation Plan to compensate its non-executive directors.
(2)	As of June 30, 2026.

Recent Sales of Unregistered Securities

From November 2025 to June 2026, the Company sold 8.2 Units to fifteen investors for an aggregate purchase price of $2,050,000 in a private transaction. Each Unit consists of (i) 62,500 shares of common stock and (ii) warrants to purchase 62,500 shares of common stock of the Company at an exercise price of $4.00 until November 30, 2030. The warrants may be exercised on a cashless basis. In connection with the sale of the Units, the Company issued 512,500 shares of common stock and 512,500 warrants to purchase shares of common stock.

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

Results of Operations

Eight month transition period ended June 30, 2026 as compared to eight months ended June 30, 2025

Revenues. Our revenues for the eight months ended June 30, 2026 were $5,868,000, as compared to revenues of $3,098,000 for the eight months ended June 30, 2025. The increase in revenues for the eight months ended June 30, 2026 of $2,770,000 or 89.4%, was due primarily to overall increases in revenues associated with its allogenic biologic products during the eight months ended June 30, 2026, as compared to the eight months ended June 30, 2025.

The revenues and percentage of overall unit sales derived from the Company’s allogenic biologic product offerings, its PPX™ service platform and other services for the eight months ended June 30, 2026, as compared to the eight months ended June 30, 2025 are presented below:

	Eight Months Ended June 30, 2026		Eight Months Ended June 30, 2025		Change In Revenues & Percentage Of Overall Revenues		Increase In Units Sold
			(unaudited)
Higher Concentration Allogenic Biologics	$3,559,000	60.7%	$1,194,000	38.5%	$2,365,000	76.3%	181.8%
Lower Concentration Allogenic Biologics	$1,309,000	22.3%	$980,000	31.6%	$329,000	10.6%	59.2%
	$4,868,000	83.0%	$2,174,000	70.2%	$2,694,000	86.9%

PPX™	$718,000	12.2%	$768,000	24.8%	$(50,000)	(1.6)%
Other	$282,000	4.8%	$156,000	5.0%	$126,000	4.1%
Total	$5,868,000	100.0%	$3,098,000	100.0%	$2,770,000	89.4%

The increase in the overall unit sales associated with the Company’s higher concentration allogenic biologic product offerings and lower concentration allogenic biologic product offerings was primarily due to the recent enactment of state laws permitting access to certain non-FDA-approved stem cell and regenerative medicine therapies combined with the Company’s continued sales and marketing efforts which included engaging additional sales representatives, conducting educational masterclasses, participation in industry related conferences and digital marketing aimed at increasing Company and product awareness.

Cost of Revenues. Our cost of revenues for the eight months ended June 30, 2026 were $1,128,000, as compared to cost of revenues of $566,000 for the eight months ended June 30, 2024. The increase in the cost of revenues for the eight months ended June 30, 2026 of $562,000 or 99.3%, from the eight months ended June 30, 2025, was due to the increase in overall sales of approximately 89.4% during the eight months ended June 30, 2026, compared with the eight months ended June 30, 2025.

Gross Profit. Our gross profit for the eight months ended June 30, 2026 was $4,740,000 (80.8% of revenues), compared to gross profit of $2,532,000 (81.7% of revenues) for the eight months ended June 30, 2025. The increase in gross profit during the eight months ended June 30, 2026 of $2,208,000 (87.2%) was the result of increases in the gross margins received from sales of allogenic aesthetic biologic products.

General and Administrative Expenses. General and administrative expenses for the eight months ended June 30, 2026 were $10,165,000, as compared to $6,793,000 for the eight months ended June 30, 2025, an increase of $3,372,000 or 49.6%. The increase in the general and administrative expenses for the eight months ended June 30, 2026, from the eight months ended June 30, 2025, was primarily the result of (a) increased stock-based compensation costs to advisors, consultants and administrative staff totaling approximately $1,644,000, (b) increased laboratory related costs of approximately $233,000, (c) increased professional fees of approximately $279,000, (d) increased commissions and travel costs of approximately $437,000, (e) increased marketing related costs of approximately $382,000, (f) increased administrative and office related costs of $112,000 and (g) increased payroll related costs of approximately $278,000 during the eight months ended June 30, 2026, as compared to the eight months ended June 30, 2025.

The increase in stock-based compensation costs of $1,644,000 during the eight months ended June 30, 2026, as compared to the eight months ended June 30, 2025 was principally the result of increased amortization of costs from shares and options issued to executives and advisors and options issued to employees and outside directors.

Excluding the stock-based compensation costs increases noted above, the SG&A expense increases of $1,728,000 (52.7%) during the eight months ended June 30, 2026, as compared to the eight months ended June 30, 2025 was principally the result of the growth of the Company operations in an effort to meet and increase the demand for the Company’s products, including hiring of additional staff, increasing levels of product inventory and expanding its market commercialization efforts, which ultimately brought an increase in sales of approximately $2,770,000 (89.4%) for the eight months ended June 30, 2026 as compared to June 30, 2025. The increases in costs associated with this growth included increases in commissions paid on the Company sales, additional costs associated with the hiring of additional staff, principally laboratory, sales and marketing related, increases in marketing costs associated with attending more industry conferences, conducting more educational forums and expanding the Company’s digital presence. In addition, the Company incurred additional legal fees in connection with corporate and ongoing litigation during the eight months ended June 30, 2026 as compared to the eight months ended June 30, 2025.

Other income.

The increase in other income was principally due to the gain on the sale of Exotropin interests of $390,000 that occurred during the eight months ended June 30, 2026, partially offset from the reduction in commissions received from sales of Exotropin products of $45,000 during the eight months ended June 30, 2025, as compared to the eight months ended June 30, 2025.

Other expense for the eight months ended June 30, 2026 was $30,000, as compared to other expense of $62,000 for the eight months ended June 30, 2025. The decrease in other expenses of $32,000 was principally the result of the reduction in the change in obligation to repurchase shares of $2,000 and reduced interest costs and amortization of loan discounts on Notes payable of $30,000 resulting from the conversion of $475,000 of Notes payable during October 2025.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented:

	For the Eight Months Ended June 30,
	2026	2025
Cash, beginning of year	$221,000	$657,000
Net cash used in operating activities	(383,000)	(456,000)
Net cash provided by (used in) investing activities	298,000	(23,000)
Net cash provided by (used in) financing activities	2,129,000	(36,000)
Cash, end of period	$2,265,000	$142,000

During the eight months ended June 30, 2026, the Company used cash in operating activities of $383,000, compared to $456,000 for the eight months ended June 30, 2025, a decrease in cash used of $73,000. The decrease in cash used was primarily the result of an increase in gross profit of $2,208,000 for the eight months ended June 30, 2026 compared to the eight months ended June 30, 2025, partially offset from decreases in cash provided from changes in operating assets and liabilities of $396,000 and the increase in general and administrative expenses after adjusting for non-cash related activities of $1,740,000 for the eight months ended June 30, 2026 compared to the eight months ended June 30, 2025.

The increase in cash provided from changes in operating assets and liabilities was due to decreases in accounts receivable, increases in accounts payable and accrued expenses and accrued liabilities, partially offset by decreases in deferred revenues and increases in inventories during the eight months ended June 30, 2026 as compared to the eight months ended June 30, 2025.

During the eight months ended June 30, 2026, the Company had cash provided by investing activities of $298,000 compared to cash used in investing activities of $23,000 for the eight months ended June 30, 2025, an increase in cash provided by investing activities of $321,000. The increase in cash provided by investing activities was primarily due to the increase in proceeds received on the sale of Exotropin interests of $376,000, partially offset from increases in payments made in connection with the Company’s purchase of laboratory equipment of $55,000 during the eight months ended June 30, 2026 as compared to the eight months ended June 30, 2025.

During the eight months ended June 30, 2026, the Company had cash provided by financing activities of $2,129,000 compared to cash used in financing activities of $36,000 for the eight months ended June 30, 2025. The increase in cash provided by financing activities of $2,165,000 was due to the increase in proceeds received from the sale of common stock of $2,150,000 and reductions in payments on finance leases of $15,000 during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Capital Resources

The Company has historically relied on the sale of debt or equity securities, the restructuring of debt obligations and/or the issuance and/or exchange of equity securities to meet the shortfall in cash to fund its operations. During the fiscal eight months ended June 30, 2026 and through the date of this Transition Report, the Company completed the following private sales of its securities:

In connection with a subscription agreement with a single accredited investor (the “Investor”) during November 2025, the Investor purchased 25,000 shares of our common stock for a purchase price of $100,000 in a private transaction.

In November 2025, the Company also commenced a private offering of up to 20 units (“Nov 25 Units”) at a purchase price of $250,000 per Nov 25 Unit for an aggregate purchase price of $5,000,000 (“Offering”). Each Nov 25 Unit consists of (a) 62,500 shares of common stock, $0.001 par value of the Company and (b) warrants to purchase 62,500 shares of common stock of the Company at an exercise price of $4.00 until November 30, 2030. The warrants may be exercised on a cashless basis.

From November 2025 to June 2026, the Company sold 8.2 Units to 15 investors for an aggregate purchase price of $2,050,000 in the Offering. In connection with the sale of the Nov 25 Units in the Offering, the Company issued 512,500 shares of common stock and 512,500 warrants to purchase shares of common stock.

The proceeds from the sale of the shares to the Investor and the Nov 25 Units are being used for working capital purposes.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $5,074,000 for the eight months ended June 30, 2026 and used $383,000 of cash from operating activities during that period. In addition, the Company had an accumulated deficit at June 30, 2026.

The Company operates in an evolving regulatory environment governing regenerative biologics and human cells, tissues and cellular and tissue-based products (“HCT/Ps”). Certain products regulated by the United States Food and Drug Administration (“FDA”) as biological products under Section 351 of the Public Health Service Act require an approved biologics license application (“BLA”) before being marketed. In addition, certain states, including Florida, Tennessee and Georgia, have enacted legislation permitting the use of certain regenerative therapies under specified conditions, subject to applicable federal and state requirements. The Company believes its current operations are consistent with applicable regulatory requirements; however, it has not sought formal determinations from regulatory authorities regarding the classification or compliance status of its products and related activities. Accordingly, there can be no assurance that the FDA or other regulatory authorities will not adopt a different interpretation or challenge the Company’s compliance in the future, which could affect its ability to manufacture, distribute or sell certain products.

Management’s plans to address the Company’s operating and liquidity requirements include increasing revenues from existing operations, expanding domestic and international sales, developing additional products and commercial opportunities, and continuing its clinical research and development programs. The Company also expects to remain dependent on additional working capital through debt or equity financing to support its operations, product development and clinical studies. Its ability to obtain such financing may be affected by prevailing market conditions, the liquidity and market value of its common stock, available authorized shares and its limited assets available to secure borrowings. There can be no assurance that sufficient financing will be available on acceptable terms, or that the Company’s operating and commercialization strategies will achieve the anticipated results.

The Company’s ability to continue its operations is dependent upon successfully implementing its business and financing strategies, generating sufficient revenues to meet its operating obligations, and maintaining the ability to manufacture and commercialize its products in accordance with applicable regulatory requirements. If these objectives are not achieved, the Company may be required to reduce or defer expenditures, modify its operating plans, seek additional financing or pursue other strategic alternatives.

Based on the foregoing conditions and uncertainties, management has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern for the twelve months following the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to the carrying amounts or classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of June 30, 2026 and through the date of this report, we had no such arrangements.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE NO.
Zeo ScientifiX, Inc.
Report of Independent Registered Public Accounting Firm (PCAOB ID 572)	F-2 – F-4
Consolidated Balance Sheets as of June 30, 2026 and October 31, 2025	F-5
Consolidated Statements of Operations for the eight-month period ended June 30, 2026 and the years ended October 31, 2025 and 2024	F-6
Consolidated Statement of Changes In Stockholders’ Equity (Deficit) for the eight-month period ended June 30, 2026 and the years ended October 31, 2025 and 2024	F-7
Consolidated Statements of Cash flows for the eight-month period ended June 30, 2026 and the years ended October 31, 2025 and 2024	F-8
Notes to Consolidated Financial Statements	F-9 – F-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Zeo ScientifiX, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zeo ScientifiX, Inc. (the “Company”) as of June 30, 2026 and October 31, 2025, the consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the eight-month transition period ended June 30, 2026 and the years ended October 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and October 31, 2025, and the results of its operations and its cash flows for the eight-month transition period ended June 30, 2026 and the years ended October 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, during the eight-month transition period ended June 30, 2026 the Company incurred significant losses and utilized cash in operations and had an accumulated deficit as of that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the issuance of incentive stock options and share-based compensation liability

As discussed in Note 14, the Company’s Board of Directors granted incentive stock options to purchase an aggregate of 1,875,000 shares of common stock to certain Company Officers and Directors and Shareholders (the “Incentive Options”). The Incentive Options contain market and performance conditions, as well as an antidilution provision. The antidilution provision indexes the Incentive Options to a factor in addition to the Company’s share price that is not a market, performance, or service condition, Management has classified the Incentive Options as share-based compensation liability to be remeasured using a Monte Carlo simulation model at fair value at the end of each reporting period until settlement.

We have identified the accounting for the issuance of the incentive stock options and the Company’s estimate of the share-based compensation liability as a critical audit matter due to the complexity of the accounting and that the assumptions utilized in the estimation of the share-based compensation liability required specialized skills and knowledge, and a high degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included the following;

●	We obtained and examined Board resolution and other documentation evidencing the incentive stock award to assess and understand the provisions and terms of the award;

●	We evaluated the reasonableness of the Company’s technical accounting analysis supporting the accounting for the award and the appropriateness of liability classification;

●	With the assistance of our valuation specialist, we evaluated the Company’s valuation methodology and significant assumptions and independently recalculated the fair value of the incentive options and the grant date derived service period;

●	We evaluated the reasonableness of the valuation methodology by testing the source information and the mathematical accuracy of the calculation with the assistance of our fair value specialist.

Evaluation of consolidation of Serephon LLC

As described in Note 8 to the financial statements, the Company owns a 50% equity interest in Serephon LLC (“Serephon”), and is responsible for managing its operations. Management evaluated whether the Company is required to consolidate Serephon in accordance with FASB ASC Topic 810, Consolidations.

The determination of whether the Company has a controlling interest in Serephon required significant judgment in evaluating the Company’s ownership interest, its authority over the entity’s operating and financial activities, and the substantive decision-making rights of the other equity holders. This assessment involved the application of complex accounting guidance under ASC 810, including the evaluation of whether Serephon is a variable interest entity and, if applicable, whether the Company is its primary beneficiary.

We identified this matter as a critical audit matter because of the significant judgment required to evaluate the applicable consolidation guidance and the potential effect of the determination on the Company’s consolidated financial statements.

The primary procedures we performed to address this critical audit matter included the following:

●	We obtained and evaluated Serephon’s operating agreement and other relevant contractual arrangements to understand the ownership structure, management responsibilities, and decision-making rights of the equity holders;

●	We evaluated management’s assessment of whether Serephon is a variable interest entity under ASC 810;

●	We evaluated whether the Company has the power to direct the activities that most significantly affect Serephon’s economic performance and whether the Company has the economic exposure required for consolidation, if the VIE model applies;

●	We evaluated the substantive rights of the other equity holder and their effect on the Company’s ability to exercise control;

●	We evaluated management’s accounting conclusions under ASC 810 and the related financial statement presentation and disclosures.

We have served as the Company’s auditor since 2023.

/s/ Weinberg & Company P.A.

Weinberg & Company P.A.

Los Angeles, CA

October 13, 2026

Zeo ScientifiX, Inc.

CONSOLIDATED BALANCE SHEETS
As of June 30, 2026 and October 31, 2025

(Amounts rounded to the nearest thousand except share amounts)

	June 30, 2026	October 31, 2025
ASSETS
Current Assets
Cash	$2,265,000	$221,000
Accounts receivable, net of allowance for bad debts	245,000	35,000
Prepaid expenses	179,000	279,000
Inventories	796,000	423,000
Total Current Assets	3,485,000	958,000

Property and equipment, net	595,000	569,000
Security deposits	18,000	-
TOTAL ASSETS	$4,098,000	$1,527,000

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,075,000	$1,980,000
Finance lease obligations	30,000	33,000
Convertible promissory note, net of debt discount of $2,000 and $7,000	248,000	243,000
Obligation to repurchase shares	22,000	19,000
Deferred revenue	818,000	598,000
Share-based compensation liability to related parties	227,000	-
Total Current Liabilities	3,420,000	2,873,000

Long term finance lease obligations	59,000	77,000
Total Liabilities	3,479,000	2,950,000

Commitments and contingencies

Shares Subject To Possible Redemption
Series C Preferred Stock, $0.001 par value, 100 shares authorized; 100 and 100 shares issued and outstanding, respectively	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 7,837,441 and 6,747,441 shares issued and outstanding, respectively	8,000	7,000
Additional paid-in capital	73,383,000	66,304,000
Accumulated deficit	(72,808,000)	(67,734,000)
Total equity (deficit) attributable to Zeo ScientifiX, Inc.	583,000	(1,423,000)
Non-controlling interests	36,000	-
Total Stockholders’ Equity (Deficit)	619,000	(1,423,000)

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,098,000	$1,527,000

The accompanying notes are an integral part of these consolidated financial statements.

Zeo ScientifiX, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Eight Months Ended June 30, 2026 and the Years Ended October 31, 2025 and 2024

(Amounts rounded to the nearest thousand except share amounts)

	Eight Months Ended June 30,	Years Ended October 31,
	2026	2025	2024
Revenues (includes sales to related parties of approximately $70,000, $88,000 and $199,000, respectively)	$5,868,000	$5,199,000	$4,620,000

Cost of revenues	1,128,000	931,000	844,000

Gross profit	4,740,000	4,268,000	3,776,000

General and administrative expenses (Including $4,697,000, $4,091,000 and $3,445,000 of stock based compensation to related parties)	10,165,000	9,654,000	9,095,000

Loss from operations	(5,425,000)	(5,386,000)	(5,319,000)

Other income (expense)
Gain on Sale of Exotropin interests	390,000	-	-
Interest expense	(27,000)	(98,000)	(92,000)
Change in obligation to repurchase shares	(3,000)	(2,000)	-
Inducement expense to convert Notes payable	-	(136,000)	-
Impairment of non-marketable securities in a related entity	-	-	(45,000)
Other income	27,000	101,000	751,000

Net loss	(5,038,000)	(5,521,000)	(4,705,000)

Net income attributable to the non-controlling interests	36,000	-	-

Net loss attributable to Zeo ScientifiX, Inc.	$(5,074,000)	$(5,521,000)	$(4,705,000)

Net loss per common share - basic and diluted	$(0.68)	$(0.86)	$(0.74)

Weighted average number of common shares outstanding - basic and diluted	7,493,536	6,409,953	6,336,392

The accompanying notes are an integral part of these consolidated financial statements.

Zeo ScientifiX, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Eight Months Ended June 30, 2026 and For the Years Ended October 31, 2025 and 2024

(Amounts rounded to the nearest thousand except share amounts)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity (Deficit) Attributable	Non-Controlling	Total Stockholders’ Equity
	Shares	Par Value	Capital	Deficit	To Zeo	Interests	(Deficit)
Balance October 31, 2023	7,283,483	$7,000	$56,260,000	$(57,508,000)	$(1,241,000)	$-	$(1,241,000)

Sale of common stock	250,000	-	500,000	-	500,000	-	500,000
Reverse split round-up adjustment	5,803	-	-	-	-	-	-
Cancellation of shares in connection with litigation	(1,164,742)	(1,000)	1,000	-	-	-	-
Purchase of shares in connection with litigation	(237,602)	-	(80,000)	-	(80,000)	-	(80,000)
Exchange of accounts payable for stock	20,000	-	20,000	-	20,000	-	20,000
Fair value of equity instruments issued for compensation:
Fair value of shares issued	187,875	-	450,000	-	450,000	-	450,000
Fair value of options issued	-	-	953,000	-	953,000	-	953,000
Fair value of warrants issued	-	-	2,450,000	-	2,450,000	-	2,450,000
Net loss	-	-	-	(4,705,000)	(4,705,000)	-	(4,705,000)
Balance October 31, 2024	6,344,817	6,000	60,554,000	(62,213,000)	(1,653,000)	-	(1,653,000)

Sale of common stock	75,000	-	300,000	-	300,000	-	300,000
Inducement expense to convert Notes payable	-	-	136,000	-	136,000	-	136,000
Conversion of Notes payable	171,347	1,000	513,000	-	514,000	-	514,000
Acquisition of BioLumina	30,000	-	58,000	-	58,000	-	58,000
Exercise of warrants	21,277	-	50,000	-	50,000	-	50,000
Fair value of equity instruments issued for compensation:
Fair value of shares issued	105,000	-	233,000	-	233,000	-	233,000
Fair value of options issued	-	-	1,523,000	-	1,523,000	-	1,523,000
Fair value of warrants issued	-	-	2,937,000	-	2,937,000	-	2,937,000
Net loss	-	-	-	(5,521,000)	(5,521,000)	-	(5,521,000)
Balance October 31, 2025	6,747,441	7,000	66,304,000	(67,734,000)	(1,423,000)	-	(1,423,000)

Sale of common stock	537,500	-	2,150,000	-	2,150,000	-	2,150,000
Fair value of equity instruments issued for compensation:
Fair value of shares issued	552,500	1,000	1,118,000	-	1,119,000	-	1,119,000
Fair value of options issued	-	-	3,596,000	-	3,596,000	-	3,596,000
Fair value of warrants issued	-	-	215,000	-	215,000	-	215,000
Net (loss) income	-	-	-	(5,074,000)	(5,074,000)	36,000	(5,038,000)
Balance June 30, 2026	7,837,441	$8,000	$73,383,000	$(72,808,000)	$583,000	$36,000	$619,000

The accompanying notes are an integral part of these consolidated financial statements.

Zeo ScientifiX, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Eight Months Ended June 30, 2026 and the Years Ended October 31, 2025 and 2024

(Amounts rounded to the nearest thousand except share amounts)

	Eight Months Ended June 30,	Years Ended October 31,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,038,000)	$(5,521,000)	$(4,705,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	52,000	73,000	74,000
Amortization of debt discount – Promissory notes	5,000	39,000	23,000
Gain on sale of Exotropin interests	(390,000)	-	-
Change in obligation to repurchase shares	3,000	2,000	-
Inducement expense to convert Notes	-	136,000	-
Reserve of non-marketable securities – related party	-	-	45,000
Write-off of advances payable to former officer	-	-	(221,000)
Stock-based compensation	4,930,000	4,693,000	3,853,000
Amortization of share-based compensation liability	227,000	-	-
Bad debt expense	-	-	9,000
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debts	(210,000)	159,000	(185,000)
Other receivables	-	3,000	9,000
Prepaid expenses	100,000	(25,000)	27,000
Inventories	(422,000)	(191,000)	78,000
Accounts payable and accrued expenses	158,000	200,000	(851,000)
Security deposits	(18,000)	-	7,000
Deferred revenue	220,000	(286,000)	387,000
Net cash used in operating activities	(383,000)	(718,000)	(1,450,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(78,000)	(23,000)	-
Investment in Exotropin interests - related party	-	-	(45,000)
Proceeds from sale of Exotropin interests - related party	376,000	-	-
Net cash provided by (used in) investing activities	298,000	(23,000)	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on finance leases	(21,000)	(45,000)	(24,000)
Shares repurchased in connection with litigation	-	-	(80,000)
Proceeds from exercise of warrants	-	50,000	-
Proceeds from sale of common stock	2,150,000	300,000	500,000
Net cash provided by financing activities	2,129,000	305,000	396,000

Increase (decrease) in cash	2,044,000	(436,000)	(1,099,000)
Cash at beginning of period	221,000	657,000	1,756,000
Cash at end of period	$2,265,000	$221,000	$657,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-	$-
Cash paid for interest	$-	$20,000	$68,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Reduction in royalty payable through transfer of inventory	$50,000	$-	$-
Reduction in liability from sale of Exotropin interests	$14,000	$-	$-
Finance lease obligations	$-	$140,000	$-
Stock issued – Purchase of BioLumina assets	$-	$58,000	$-
Conversion of notes payable and accrued interest for equity	$-	$514,000	$-
Royalty payable in connection with purchase of BioLumina assets	$-	$100,000	$-
Obligation to repurchase shares in connection with purchase of BioLumina assets	$-	$16,000	$-
Reduction in accounts payable for equipment returned to vendor	$-	$-	$21,000
Exchange of shares for payables	$-	$-	$20,000

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

The Company is a clinical-stage biopharmaceutical company principally focusing on the development of innovative biological therapeutics for the treatment of degenerative diseases and regenerative medicine. In connection with the state of Florida’s new “stem cell therapy” law, effective July 1, 2025 (“SB 1768”), Tennessee’s enacted HB 2246/SB 2586, Public Chapter 1016 became effective July 1, 2026 and Georgia’s enacted HB 1275, Act 453, effective July 1, 2026, the Company has implemented clinical research and commercial sales strategies that are compliant with the newly enacted state stem cell laws. The Company has a portfolio of proprietary products derived from ethically sourced birth tissue, including mesenchymal stem cells, stem cell and amniotic fluid derived exosomes and Whartons Jelly matrix. The Company’s principal product is Zofin™, a product derived from amniotic fluid and manufactured to retain the naturally occurring extracellular vesicles, proteins and cell secreted nanoparticles. ZEO also manufactures Patient Pure X™ (“PPX™”), a proprietary autologous biologic containing a nanoparticle fraction that is precipitated from a patient’s own peripheral blood. ZEO’s products are all manufactured in FDA-registered, cGMP-compliant laboratory facilities. Our portfolio of products (“RAAM Products”) and related services are principally used in the health care industry administered through doctors and clinics (“Providers”).

In addition to the Company’s efforts to now supply products that are compliant with the newly enacted state stem cell laws, the Company has recently developed and begun to distribute additional products that incorporate its proprietary ingredients for products to be used in topical aesthetic applications and is actively exploring further development of additional products to be used in other topical aesthetic applications.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year

Effective September 10, 2026, the Company changed its fiscal year end from October 31 to June 30. As a result of this change, the Company is presenting audited consolidated financial statements for the eight-month transition period from November 1, 2025 through June 30, 2026.

The consolidated balance sheets are presented as of June 30, 2026 and October 31, 2025. The consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows are presented for the eight-month transition period ended June 30, 2026 and for the fiscal years ended October 31, 2025 and 2024.

Certain unaudited financial information for the eight-month period ended June 30, 2025 is presented for comparative purposes (see Note 20). The unaudited comparative information has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s results of operations for such period.

As a result of the change in fiscal year end, the Company’s results for the eight-month transition period ended June 30, 2026 are not directly comparable to the results for the fiscal years ended October 31, 2025 and 2024.

Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. The Company is considered the primary beneficiary of a VIE when it has both the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. All significant intercompany accounts and transactions of consolidated VIEs have been eliminated in consolidation.

Concentrations of Risk

Credit Risk

The balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At June 30, 2026, the Company had $930,000 of cash balances in one financial institution in excess of FDIC insurance coverage limits and $499,000 of cash balances in another financial institution in excess of FDIC insurance coverage limits.

Major Customer

During the eight months ended June 30, 2026, the Company sold products and services totaling approximately $638,000 (10.9%) to a large distributor and medical practice group and approximately $598,000 (10.2%) to another large distributor and medical practice group.

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

As of June 30, 2026, the Company had accounts receivable from one customer which comprised 94% of its gross accounts receivable. As of October 31, 2025, the Company had accounts receivable from one customer which comprised 100% of its gross accounts receivable. There were no other customers that accounted for more than 10% of accounts receivable at June 30, 2026 or October 31, 2025.

The Company’s sales agreements are non-exclusive and the Company does not believe it has any exposure based on the customers of its products.

Major Supplier

The Company has contracts with more than one supplier of the tissue raw material used in manufacturing of its products.

During the eight months ended June 30, 2026, the Company purchased the tissue raw material used in manufacturing of its products from one supplier in the amount of $104,000 (61% of total raw material purchases) and $66,000 (39% of total raw material purchases).

During the fiscal year ended October 31, 2025, the Company purchased the tissue raw material used in manufacturing of its products from one supplier in the amount of $120,000 (72% of total raw material purchases) and $45,000 (28% of total raw material purchases).

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

Those estimates and assumptions include estimates for credit loss reserves for accounts receivable, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, assumptions made in valuing share-based compensation liability and equity instruments issued for services, and assumptions used in the determination of the Company’s liquidity.

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

Most of the Company’s sales do not provide for installment payments and amounts are typically due upon invoicing. However, for those customers that are granted payment terms, the policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company are exhausted, the determination for charging off uncollectible receivables is made. Management determined that no allowance for bad debts was necessary at June 30, 2026 and October 31, 2025.

Inventory

Inventory is stated at the lower of cost or net realizable value using the average cost method. The Company provides a reserve for potential excess, dated or obsolete inventories based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At June 30, 2026 and October 31, 2025, the Company determined that no reserves were required in connection with our inventory.

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

Revenue Recognition

The Company follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASC”) Topic 606 “Revenue from Contracts with Customers” which requires the Company to recognize revenue in amounts that reflect the prorata completion of the performance obligations of the Company required under the contracts.

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

Net Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of fully vested common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of fully vested shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity instruments.

At June 30, 2026, the Company had 8,207,357 common shares issuable upon the exercise of options and warrants (vested and unvested), 290,000 unissued restricted stock (178,333 unvested), $250,000 of convertible debt securities (convertible into a maximum of 41,667 shares) and $50,000 of future obligations in connection with the purchase of the BioLumina assets that may be settled through the issuance of common stock (convertible into a maximum of 20,000 shares) that were not included in the computation of diluted loss per share because their inclusion is anti-dilutive for the eight months ended June 30, 2026.

At October 31, 2025, the Company had 4,265,444 common shares issuable upon the exercise of options and warrants (vested and unvested), 212,500 unissued restricted stock (178,333 unvested), $250,000 of convertible debt securities (convertible into a maximum of 41,667 shares) and $100,000 of future obligations in connection with the purchase of the BioLumina assets that may be settled through the issuance of common stock (convertible into a maximum of 40,000 shares) that were not included in the computation of diluted loss per share because their inclusion is anti-dilutive for the year ended October 31, 2025.

At October 31, 2024, the Company had 3,522,527 common shares issuable upon the exercise of options and warrants (vested and unvested), 185,000 unvested and unissued restricted stock and $725,000 of convertible debt securities (convertible into a maximum of 120,834 shares) that were not included in the computation of diluted loss per share because their inclusion is anti-dilutive for the nine months ended October 31, 2024.

Stock-Based Compensation

All stock-based payments are recognized in the financial statements based on their fair values.

The Company accounts for stock-based awards granted to employees, nonemployee directors, and consultants in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based awards are measured at fair value, and compensation expense is recognized over the applicable requisite service period. The Company accounts for forfeitures as they occur.

Restricted Stock Awards. The fair value of restricted stock awards is measured based on the closing market price of the Company’s common stock on the grant date. Compensation expense is recognized over the vesting period.

Service-Based Stock Options. The fair value of stock options subject solely to service-based vesting conditions is measured on the grant date using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight-line basis over the vesting period.

Stock Options with Market or Performance Conditions. The fair value and derived service period of stock options containing a market condition are estimated on the grant date using a Monte Carlo simulation model. For awards that vest upon the first to occur of a market condition or a performance condition, compensation expense is recognized over the derived service period. If the performance condition becomes probable of achievement and its associated implicit service period is shorter than the derived service period, any unrecognized compensation expense is recognized prospectively over the revised requisite service period. If either condition is achieved before the end of the requisite service period, any unrecognized compensation expense is recognized immediately.

Liability-Classified Stock Options. Stock options indexed to a factor in addition to the Company’s share price that is not a market, performance, or service condition are classified as liabilities. Liability-classified awards are measured at fair value on the grant date and remeasured at the end of each reporting period until settlement. During the requisite service period, compensation expense is recognized based on changes in the fair value of the award, adjusted for the portion of the requisite service rendered through each reporting period. If the award vests before completion of the requisite service period, any unrecognized compensation expense based on the then-current fair value is recognized immediately. After vesting or completion of the requisite service period, subsequent changes in fair value are recognized in compensation expense until settlement.

Research and Development Costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred. Our research and development expenses were approximately $65,000, $100,000 and $164,000 for the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024, respectively. The research and development costs primarily relate to the filing and approval of IND applications and the performance of clinical trials.

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

For the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024 the Company incurred operating losses, and therefore, there was not any income tax expense amount recorded during those periods. There is a full valuation allowance established for the tax benefit associated with the net losses for the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of convertible notes approximate their fair values because interest rates on these obligations are based on prevailing market interest rates. The estimated fair value of the share-based compensation liability is determined using Level 3 inputs.

Operating Lease Obligations

Under the provisions of Accounting Standards Update (ASU) No. 2016-02 (Topic 842) (“ASC 842”), the Company recognizes a right of use (“ROU”) asset and corresponding lease liability for all operating and financing leases upon commencement of the lease.

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

Subsequent Events

The Company has evaluated subsequent events that occurred after June 30, 2026 through the financial statement issuance date for subsequent event disclosure or recording.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $5,074,000 for the eight months ended June 30, 2026 and used $383,000 of cash from operating activities during that period. In addition, the Company had an accumulated deficit at June 30, 2026.

The Company operates in an evolving regulatory environment governing regenerative biologics and human cells, tissues and cellular and tissue-based products (“HCT/Ps”). Certain products regulated by the United States Food and Drug Administration (“FDA”) as biological products under Section 351 of the Public Health Service Act require an approved biologics license application (“BLA”) before being marketed. In addition, certain states, including Florida, Tennessee and Georgia, have enacted legislation permitting the use of certain regenerative therapies under specified conditions, subject to applicable federal and state requirements. The Company believes its current operations are consistent with applicable regulatory requirements; however, it has not sought formal determinations from regulatory authorities regarding the classification or compliance status of its products and related activities. Accordingly, there can be no assurance that the FDA or other regulatory authorities will not adopt a different interpretation or challenge the Company’s compliance in the future, which could affect its ability to manufacture, distribute or sell certain products.

Management’s plans to address the Company’s operating and liquidity requirements include increasing revenues from existing operations, expanding domestic and international sales, developing additional products and commercial opportunities, and continuing its clinical research and development programs. The Company also expects to remain dependent on additional working capital through debt or equity financing to support its operations, product development and clinical studies. Its ability to obtain such financing may be affected by prevailing market conditions, the liquidity and market value of its common stock, available authorized shares and its limited assets available to secure borrowings. There can be no assurance that sufficient financing will be available on acceptable terms, or that the Company’s operating and commercialization strategies will achieve the anticipated results.

The Company’s ability to continue its operations is dependent upon successfully implementing its business and financing strategies, generating sufficient revenues to meet its operating obligations, and maintaining the ability to manufacture and commercialize its products in accordance with applicable regulatory requirements. If these objectives are not achieved, the Company may be required to reduce or defer expenditures, modify its operating plans, seek additional financing or pursue other strategic alternatives.

Based on the foregoing conditions and uncertainties, management has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern for the twelve months following the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to the carrying amounts or classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORIES

	June 30, 2026	October 31, 2025
Raw materials and supplies	$208,000	$208,000
Finished goods	588,000	215,000
Total inventories	$796,000	$423,000

NOTE 5 – PROPERTY AND EQUIPMENT

	June 30, 2026	October 31, 2025
Finance lease equipment	$156,000	$156,000
Manufacturing equipment	856,000	778,000
	1,012,000	934,000
Less: accumulated depreciation	(417,000)	(365,000)
Total property and equipment, net	$595,000	$569,000

Depreciation expense totaled $52,000, $73,000 and $74,000 for the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024, respectively.

NOTE 6 – EQUITY IN NON-MARKETABLE SECURITIES OF AFFILIATED ENTITY

	June 30, 2026	October 31, 2025
Equity in non-marketable securities	$-	145,000
Reserve on carrying value of investment in non-marketable securities	$-	(145,000)
Equity in non-marketable securities	$-	-

As of October 31, 2025, the Company had invested $145,000 in the non-marketable equity securities of Exotropin (“Exotropin”), a privately-held skin-care formulator in an effort to accelerate the Company’s development of expertise with respect to the skincare industry and the potential supply of the Company’s products in future formulations. As of October 31, 2025, the Company had recorded total reserves against the carrying value of its investment in Exotropin of $145,000, based on the limited financial history of Exotropin to date and the lack of any information to ascertain the fair value of Exotropin.

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

The closing of the purchase and sale of the Membership Interests, including payment of the Allocated Purchase Price took place on April 7, 2026 (“Closing”). At the Closing, (i) each Seller delivered to the Purchasers an Assignment of its Membership Interests (ii) Purchasers paid the Allocated Purchase Price to each Seller by wire transfer, (iii) Exotropin delivered to the Company a dismissal notice dismissing its pending lawsuit against the Company with prejudice and with each party agreeing to bear its own fees and costs (see Note 15) and (iv) the Company returned all remaining inventory of Exotropin held by Seller as of the date of the Agreement. In addition, under the terms of the Agreement, effective as of the Closing, and without any further action of the Company or Exotropin, the Sales Representative Agreement (“Sales Agreement”) between the Company and Exotropin was terminated and was of no further force or effect and the Company and none of the provisions of the Sales Agreement survive termination of the Sales Agreement. The Agreement also provided for other terms regarding non solicitation and each party provided mutual general releases. During the eight months ended June 30, 2026, the Company recorded a gain of $390,000 from the sale of its Exotropin interests comprised of the proceeds of $376,000 received from the sale of its interests in Exotropin and the reduction of previously recorded liabilities of $14,000.

For the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024, $0, $61,000 and $87,000 of commissions, respectively, were paid to the Company in connection with the Sales Agreement. The commissions earned under the Sales Agreement are reflected in other income in the consolidated financial statements.

NOTE 7 – FINANCE LEASE OBLIGATIONS

During April 2025, the Company entered into a lease agreement for certain lab equipment in the amount of $125,000 (“Lease Agreement”). The Lease Agreement was accounted for as a finance lease obligation. Under the terms of the lease agreement, the Company is required to make 60 equal monthly payments of $1,600 plus applicable sales taxes. Under the lease agreement, the Company has the option to acquire all of the leased equipment for a nominal amount upon termination of the lease. The annual interest rate charged in connection with the lease is 2.7%. Lease payments and depreciation of the leased equipment began during June 2025, the date that the lease equipment was installed and became operational. The leased equipment is included in Property and equipment and is being depreciated over its estimated useful lives of 15 years beginning from the date it became operational.

During June 2025, the Company entered into a lease agreement for certain lab equipment in the amount of $15,000 (“Lease Agreement”). The Lease Agreement was accounted for as a finance lease obligation. Under the terms of the lease agreement, the Company is required to make 36 equal monthly payments of $500 plus applicable sales taxes. Under the lease agreement, the Company has the option to acquire all of the leased equipment for a nominal amount upon termination of the lease. The annual interest rate charged in connection with the lease is 8.0%. Lease payments and depreciation of the leased equipment began during June 2025, the date that the lease equipment was installed and became operational. The leased equipment is included in Property and Equipment and is being depreciated over its estimated useful life of 3 years beginning from the date it became operational.

As of June 30, 2026 and October 31, 2025, finance lease obligations were $89,000 and $110,000, respectively, of which $30,000 and $33,000 were current, respectively.

The weighted average remaining term of the Company’s finance leases as of June 30, 2026 was 36.2 months. The minimum lease payments pursuant to the finance lease are as follows:

For The Year Ended June 30,	Minimum Lease Payments
2027	$33,000
2028	25,000
2029	20,000
2030	16,000
2031	-
Thereafter	-
Total undiscounted finance lease payments	94,000
Less: imputed interest	(5,000)
Present value of finance lease liabilities	$89,000

Other Leases

During the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024, the Company leased its administrative and research facility on a month-to-month basis. Rent expense was $13,000, $20,000 and $20,000 during the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024, respectively (see Note 21).

NOTE 8 – VARIABLE INTEREST ENTITY WITH RELATED PARTY

Investment in Serephon

On May 12, 2026, Greyt Ventures LLC (“Greyt”), a principal shareholder of the Company, Dr. George Shapiro, the Company’s Chief Medical Officer, Mr. Ian Bothwell, the Company’s Chief Executive Officer, and the Company formed Serephon LLC (“Serephon”), a Delaware limited liability company. Serephon intends to act as a management services organization providing non-clinical administrative, operational, advisory, technology, marketing, management, equipment, procurement, and other lawful support services to physician-owned medical practices and other lawful healthcare-adjacent businesses, while not engaging in the practice of medicine. The Board of Directors determined that the Company had no intention of engaging in the clinical services being offered by Serephon other than described below.

In connection with the Serephon business, the Company agreed to supply biologic products to Serephon and/or Serephon’s participating clinics, in exchange for an initial fifty percent (50%) Class A limited liability company membership interest (48 units) in Serephon, with the remaining Class A limited liability company membership interests owned equally by Greyt (16 units), Dr. Shapiro (16 Units) and Mr. Bothwell (16 Units).

Pursuant to Serephon’s governing agreements, in connection with future issuances of equity interests, the Company may be subject to disproportionate dilution until its ownership interest is equal to the ownership interest of each of the other members.

Effective May 12, 2026, Serephon approved annual compensation of $150,000 for each of Ian T. Bothwell, Dr. George Shapiro and Greyt Ventures LLC for services provided to Serephon. Upon Serephon achieving cumulative revenues in excess of $2.5 million, the annual compensation payable to each party will increase to $250,000. Such compensation will accrue until Serephon has sufficient cash flow to make payments, as determined by the Manager. Any accrued and unpaid compensation remains an obligation of Serephon. As of June 30, 2026, aggregate compensation of $53,000 related to these agreements was accrued for services provided during the period.

The Company evaluated its interest in Serephon and its relationships with the other members in accordance with ASC 810, Consolidation, including the related-party provisions thereof. Based upon the structure and purpose of Serephon, the Company’s significant economic interest in Serephon, the relationships among the members, and the Company’s involvement in the activities that most significantly affect Serephon’s economic performance, the Company determined that Serephon is a variable interest entity and that the Company is its primary beneficiary. Accordingly, the Company consolidates Serephon in its consolidated financial statements.

The interests in Serephon not owned by the Company are presented as noncontrolling interests in the Company’s consolidated financial statements. Net income or loss attributable to the noncontrolling interests is separately presented in the consolidated statements of operations. All significant intercompany balances and transactions between the Company and Serephon are eliminated in consolidation.

Serephon’s operations are subject to state-specific laws governing clinic ownership, licensure and the practice of medicine. If applicable regulations require that licensure or structural changes are needed, Serephon may seek clinic licensure, modify its ownership or operating arrangements, or operate as an MSO supporting a physician-owned clinical entity, any of which could impact revenues, increase costs or delay operations.

During the period ended June 30, 2026, Serephon recognized revenues of $431,000 and had a net profit of $72,000, included in the accompanying consolidated statements of operations. As of June 30, 2026, Serephon had total assets of $134,000 and total liabilities of $62,000. The Company has not provided financial support to Serephon that it was not contractually required to provide and has no contractual obligation to provide additional financial support to Serephon.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2026	October 31, 2025
Accrued payroll related liabilities	$667,000	$667,000
Lab equipment and supplies payables	41,000	120,000
Clinical trial and research payables	638,000	634,000
Legal fees payable	282,000	244,000
Other professional fees payable	95,000	121,000
Interest payable	15,000	1,000
Royalty payable	50,000	100,000
Accrued commissions payable	117,000	37,000
Construction payables	9,000	9,000
Accrued Serephon compensation	53,000	-
Other payables and accrued expenses	108,000	47,000
Total Accounts Payable and Accrued Expenses	$2,075,000	$1,980,000

NOTE 10 – NOTES PAYABLE

	June 30, 2026	October 31, 2025
Convertible Promissory Notes	$250,000	$250,000
Unamortized discount	(2,000)	(7,000)
Total Notes Payable	$248,000	$243,000

Convertible Promissory Notes

The Convertible Promissory Note is due September 30, 2026. Interest on the Convertible Promissory Note is 8.0% payable annually and together with the principal amount on the maturity date.

The Convertible Promissory Note may be prepaid by the Company, in whole, but not in part, at any time prior to the Maturity Date, subject to payment of a premium of 10%, provided that the Company gives the holder fifteen (15) business days notice prior to prepayment, during which period, the investor may elect to convert the Note and accrued but unpaid interest thereon into Shares at a conversion price equal to 80% of the average of the daily VWAP of the Shares (as defined in the Note) for twenty (20) consecutive trading days ending on the date the Company gives the holder of the Convertible Promissory Note notice of prepayment.

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

As of November 1, 2024, the balance of the Convertible notes was $725,000. On October 3, 2025, the Company offered each Holder of the Notes the opportunity to convert their Note on October 10, 2025 (including accrued interest outstanding) at a conversion price equal to $3.00 per share (“Conversion Offer”). The Holders of a total of $475,000 principal amount of Notes (plus $39,000 of accrued interest as of October 10, 2025) agreed to accept the Conversion Offer and accordingly received an aggregate total of 171,347 shares of common stock of the Company. In connection with the conversion of the Notes, the Company recorded an inducement expense of $136,000 representing the fair value of the additional shares that were issued in the conversion (the trading price of the Company’s common stock on the date of conversion was $1.59 per share) over the amount of shares convertible pursuant to the original terms of the Notes.

In connection with the issuance of the Convertible Promissory Notes, the Company recorded a discount in the amount of $72,000. The discount is being amortized over the term of Convertible Promissory Notes. For the eight months ended June 30, 2026 and the year ended October 31, 2025, $5,000, $39,000 (including $15,000 of unamortized discounts associated with the converted Notes outstanding as of October 10, 2025), respectively, of the discounts recorded in connection with the issuance of the Note have been amortized, resulting to unamortized debt discount of $2,000 and $7,000 as of June 30, 2026 and October 31, 2025, respectively. As of June 30, 2026, the remaining outstanding Notes of $250,000 are convertible into a maximum of 41,667 shares (see Note 21).

During the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024, the Company has paid $0, $20,000 and $64,000 respectively, of interest on the Notes.

The securities were offered and sold in a private offering exempt from the registration requirements of the Securities Act, pursuant to the exemptions from registration afforded by Rule 506(b) of Regulation D under the Securities Act.

NOTE 11 – INCOME TAXES

The Company files a consolidated federal income tax return that includes all of its subsidiaries. For the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024, the Company incurred operating losses, and therefore, there was not any current income tax expense amount recorded during those periods.

The consolidated provision for income taxes for the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024 consists of the following:

	Eight Months Ended June 30,	Years Ended October 31,
	2026	2025	2024
Current:
Federal	$-	$-	$-
State	-	-	-
Current Income Tax Expense (Benefit)	$-	$-	$-
Deferred:
Federal	$(206,000)	$(312,000)	$(207,000)
State	(37,000)	(37,000)	(10,000)
Deferred Income Tax Expense (Benefit)	(243,000)	(349,000)	(217,000)
Change in Valuation Allowance	243,000	349,000	217,000
Income tax provision	$-	$-	$-

Effective tax rates differ from the federal statutory rate of 21% for 2026, 2025 and 2024 applied to income before income taxes. A reconciliation of the U.S. federal statutory tax amount to the Company’s effective tax amount is as follows:

	Eight Months Ended June 30,	Years Ended October 31,
	2026	2025	2024
Tax at federal statutory rate	$(1,115,000)	$(1,113,000)	$(989,000)
State taxes, net of federal benefit	(265,000)	(265,000)	(61,000)
Permanent differences	-	-	-
Stock-based compensation	1,341,000	1,198,000	1,002,000
Other	(204,000)	(169,000)	(169,000)
Total income tax expense (benefit)	(243,000)	(349,000)	(217,000)
Change in valuation allowance	243,000	349,000	217,000
Income tax provision	$-	$-	$-

The Company had a federal net operating loss carryover of $21,459,000 as of June 30, 2026, of which 98% is available to offset future taxable income indefinitely. The Company had state net operating loss carryovers of $10,405,000 of which $7,982,000, carryover indefinitely and the balance expires in varying amounts through 2041.

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities for the Company were as follows:

	June 30, 2026	October 31, 2025
Deferred Tax Assets:
Stock based compensation	$9,044,000	$6,491,000
Net operating loss carryforward-Federal	4,506,000	4,485,000
Net operating loss carryforward-State	582,000	1,065,000
Other	-	-
Total deferred tax assets:	14,132,000	12,041,000
Deferred Tax Liabilities:
Property and equipment	165,000	144,000
Total deferred tax liabilities:	165,000	144,000

Valuation Allowance	(13,967,000)	(11,897,000)
Net deferred tax assets	$-	$-

FASB ASC 740 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2026 and October 31, 2025, the net deferred tax asset was offset by a full valuation allowance.

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

Series C Preferred Shares

On August 17, 2022, the Company filed a Certificate of Designation for a newly created Series C Non-Convertible Preferred Stock consisting of 100 shares, $0.001 par value of authorized but unissued preferred stock of the Company (“Series C Preferred Shares”). The Company initially issued each of Skycrest and Greyt, 50 shares of the Series C Preferred Shares in connection with a “change in control” transaction” consummated in August 2022. On December 17, 2024, the Company filed an Amendment (the “Amendment”) to the Certificate of Designation of our Series C Preferred Shares.

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

Common Stock

On November 7, 2023, the Company filed a certificate of amendment to its Articles of Incorporation to effect a reverse split of our issued and outstanding common stock on a one-for-two-hundred basis. The reverse stock split was effective with FINRA on November 28, 2023 (the “Reverse Split”). The par value of the Company’s common stock was unchanged at $0.001 per share after the Reverse Split. All share and per share amounts have been retroactively adjusted to reflect the split as if it occurred at the earliest period presented.

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

On July 25, 2025, ZEO entered into a subscription agreement (“Subscription Agreement”) with a single accredited investor (the “Investor”) pursuant to which the Investor agreed to purchase 250,000 shares of our common stock (the “Shares”) in a private transaction for an aggregate purchase price of $1,000,000 (the “Purchase Price”). The Shares were to be issued and sold and the Purchase Price paid in ten (10) equal monthly installments commencing on August 1, 2025 and ending on May 1, 2026. As of October 31, 2025, 75,000 shares have been sold for an aggregate of $300,000 in accordance with the Subscription Agreement. On November 1, 2025, an additional 25,000 shares were sold for $100,000 in accordance with the Subscription Agreement. On February 10, 2026, the Subscription Agreement was amended whereby the total number of Shares to be purchased under the Subscription Agreement was reduced to 100,000 Shares and no further shares are issuable. As of June 30, 2026, a total of 100,000 shares have been sold for an aggregate amount of $400,000 pursuant to the Subscription Agreement.

The above securities were offered and sold to the investors in accordance with the exemption from registration afforded by Section 4(a)(2) of and/or Rule 506(b) of Regulation D under the Securities Act.

Private Offering – Common Stock and Warrants

From November 2025 to June 2026, the Company sold 8.2 Units to fifteen investors for an aggregate purchase price of $2,050,000 in a private transaction. Each Unit consists of (i) 62,500 shares of common stock and (ii) warrants to purchase 62,500 shares of common stock of the Company at an exercise price of $4.00 until November 30, 2030. The warrants may be exercised on a cashless basis. In connection with the sale of the Units, the Company issued 512,500 shares of common stock and 512,500 warrants to purchase shares of common stock.

The above securities were offered and sold to the investors in accordance with the exemption from registration afforded by Section 4(a)(2) of and/or Rule 506(b) of Regulation D under the Securities Act.

Issuance of Equity Instruments for Services

2021 Plan

In September 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, and Performance Shares (an “Award”) to any person who is an employee or director of, or consultant to the Company. The maximum aggregate number of shares that may be issued pursuant to all Awards was 1,250,000 shares. On June 6, 2023, the Company’s board of directors and stockholders holding a majority of the Company’s voting power, approved an increase in the number of shares of the Company’s common stock reserved for issuance under the Company’s 2021 Plan from 1,250,000 shares to 2,500,000 shares. On June 10, 2026, the Company’s board of directors and stockholders holding a majority of the Company’s voting power, approved an increase in the number of shares of the Company’s common stock reserved for issuance under the Company’s 2021 Plan from 2,500,000 shares to 7,500,000 shares.

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

As of June 30, 2026, a total of 5,962,395 Awards (net of 1,379,524 Awards redeposited for future issuance) that have been awarded under the 2021 Plan remain issued and outstanding. As of October 31, 2025, a total of 1,595,482 Awards (net of 1,243,647 Awards redeposited for future issuance) that have been awarded under the 2021 Plan remain issued and outstanding.

Restricted Stock Awards

Fiscal Year October 31, 2024 Issuances

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

Effective April 1, 2024, the Company entered into sales distribution agreement with a sales and marketing company (“Salesco”). Salesco was entitled to receive commissions on sales of the Company’s products to customers introduced by Salesco in the form of cash and common stock of the Company based on sales milestones. In connection with the agreement, the Company agreed to pay Salesco a monthly advance of $15,000 for the first 6 months, provided however, that the last 2 monthly retainers were subject to Salesco achieving a certain minimum amount in sales during the applicable month. The monthly retainers were to be repaid from commissions earned by Salesco on sales of the Company’s products that are generated through Salesco. In addition, Salesco was granted 30,000 shares of the Company’s common stock which vests over 2 years, quarterly, except the quarterly vesting period will “cliff vest” upon the Company receiving $300,000 in cumulative sales from customers introduced by Salesco. The agreement may be terminated by the Company upon the six-month anniversary of the agreement. The 30,000 grant of shares was valued at $60,000 based on the closing price of the common stock of the Company on the effective date of the agreement of $2.00. The Company provided notice of termination of the agreement with Salesco during the eight months ended June 30, 2026. The Company recorded $8,000 and $18,000 of stock-based compensation expense during the years ended October 31, 2025 and 2024, respectively.

During April 2024 through August 2024, in consideration for agreeing to serve on the Company’s medical advisory board, the Board approved the issuance to a total of twenty individuals an aggregate of 155,000 shares of unregistered common stock valued at ranges between $1.04 per share and $2.75 per share, the closing price of the common stock of the Company on the respective grant dates. The shares vest annually over the three-year period from the date of grant. The Company will amortize $271,000 of stock-based compensation expense over a three-year vesting period. The Company recorded $34,000, $82,000 and $57,000 of stock-based compensation expense during the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024, respectively.

On April 1, 2024, pursuant to the Company’s 2021 Incentive Stock Plan (“Incentive Plan”), the Company’s Board of Directors (“Board”) awarded 125,000 and 62,500 shares of the Company’s common stock to Jerry Glauser and Leathem Stearn or their nominees, respectively (“Stock Grants”), both members of the Board, valued at $2.00 per share, the closing price of the common stock of the Company on the grant date. The Stock Grants vest in full as of the date of the grant. The Company recorded a total of $375,000 of stock-based compensation expense during the year ended October 31, 2024, in connection with the Stock Grants.

Fiscal Year October 31, 2025 Issuances

Effective February 1, 2025, in connection with an agreement with an independent sales representative (“Representative”), the Company agreed to grant the Representative 40,000 shares of the Company’s common stock which were to vest quarterly over a 2-year period beginning with the first month subsequent to the monthly period that the Representative generated a cumulative amount of sales for the Company in excess of $500,000 (“Sales Milestone”). In addition, the Representative will be entitled to receive commissions on sales of the Company’s products to customers introduced by the Representative in the form of cash and common stock of the Company based on sales milestones. The agreement may be terminated by the Company at any time upon 30 days written notice for failure of Representative to meet sales targets, to be solely determined by the Company. The fair value of the shares as of the date of grant was $104,000. The Company terminated the agreement during May 2026 without the Representative achieving the minimum Sales Milestone. As a result, the shares were forfeited and the Company did not record any expense in connection with the grant of shares.

On May 8, 2025, the Company entered into an agreement with a non-affiliated consultant (the “Consultant”) to advise the Company on strategic communication investor relation programs (“Consulting Agreement”). In connection with the Consultant Agreement, the Company granted the Consultant 100,000 shares of common stock (“Shares”) and warrants to purchase an additional 500,000 shares of common stock (the “Warrants”). 50,000 of the Shares with a fair value of $143,000 vested upon execution of the Consulting Agreement and the remaining 50% with a fair value of $143,000 will vest on the six-month anniversary of the Consulting Agreement. During the periods ended June 30, 2026 and the year ended October 31, 2025, the Company amortized $143,000 and $143,000, respectively, of expenses related to the fair value of the shares. The Warrants vest in five equal tranches of 100,000 shares, at various exercise prices ranging between $3.50 - $10.00 per share, and are exercisable on the terms provided in the Consulting Agreement. Once vested, the Warrants are exercisable for a period of ninety (90) days from the date they become exercisable. The Company valued the warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 4.00%, (2) term of 3 years, (3) expected stock volatility of 143%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants granted was $1,428,000. The Company will amortize $1,428,000 of stock-based compensation when management estimates the vesting the conditions are probable of being achieved.

Effective May 23, 2025, in connection with an agreement with a second consultant (“Second Consultant”), the Company agreed to grant the Second Consultant 40,000 shares of the Company’s common stock which shall vest quarterly over a 2-year period commencing on the date that sales obtained by the Company from customers introduced by Second Consultant exceed $400,000 (“Milestone”) and provided that the Milestone is achieved by December 31, 2025. Upon termination of the agreement for any reason, any unvested stock shall be forfeited. In addition, the Second Consultant will be entitled to receive commissions on sales of the Company’s products to customers introduced by the Second Consultant in the form of cash and common stock of the Company based on sales milestones. The agreement may be terminated at any time by either party upon 30 days written notice. The fair value of the shares as of the date of grant was $82,000. The Company will amortize $82,000 of stock-based compensation prorata over the vesting period once the Second Consultant has achieved minimum Sales Milestone. During May 2026, the Company and the Second Consultant amended the agreement whereby the Milestone was terminated without the Second Consultant achieving the Milestone and the shares were forfeited and the Company did not record any expense in connection with the grant of shares. As an inducement to enter into the amendment, the Company agreed to issue the Second Consultant 25,000 shares of common stock of the Company with a fair value of $___, if customer sales attributed to the Second Consultant exceeds $200,000 for 2 consecutive months during the months from May 2026 through December 2026.

On June 25, 2025, in connection with the Acquisition (see Note 18), the Company issued 30,000 restricted shares of the Company’s common stock valued at $58,000.

Eight Month June 30, 2026 Issuances

On December 1, 2025, the Company entered into a consulting agreement with a third party to provide certain market engagement and investor relations consulting services to the Company. Pursuant to the Consulting Agreement, the Company issued the consultant 10,000 restricted shares of common stock of the Company, 5,000 shares which vested and were issued on the agreement date and 5,000 Shares which vested on the 90th day after the agreement date. The 10,000 grant of shares were valued at $2.05 per share, the closing price of the common stock of the Company on the effective date of the grant. The Company recorded a total of $21,000 of stock-based compensation expense based on the grant date fair value of these shares during the eight months ended June 30, 2026.

On December 23, 2025, in consideration for his performance, the Company awarded an employee of the Company, a bonus in the form of a restricted stock grant under the Company’s 2021 Plan of 25,000 shares of the Company’s common stock, to vest as to 12,500 shares on the date of the grant and the remaining 12,500 shares on the first anniversary of the award date. The 25,000 grant of shares was valued at $2.66 per share, the closing price of the common stock of the Company on the effective date of the grant. The Company will amortize $66,000 of stock-based compensation in accordance with the vesting periods. The Company recorded a total of $50,000 of stock-based compensation expense based on the grant date fair value of these shares during the eight months ended June 30, 2026.

On January 14, 2026, pursuant to the Company’s 2021 Plan, the Company’s Compensation Committee (“Comp Board”) awarded 175,000 shares of the Company’s common stock to Ian Bothwell, the Company’s Chief Executive Officer and 175,000 shares of the Company’s common stock to Dr. George Shapiro, the Company’s Chief Medical Officer. The Comp Board also approved the grant of 175,000 shares of common stock of the Company to Greyt Ventures LLC, a principal shareholder of the Company in consideration of consulting services rendered to the Company. The 525,000 grant of shares was valued at $2.66 per share, the closing price of the common stock of the Company on the effective date of the grant. The Company will amortize $1,395,000 of stock-based compensation expense over the one-year vesting term. The Company recorded $799,000 of stock-based compensation expense during the eight months ended June 30, 2026. The shares have not yet vested but have been issued as of June 30, 2026.

Effective January 23, 2026, Dr. Kisiday was appointed the Company’s Chief Technology Officer and the Company entered into an employment agreement (“Employment Agreement”) with Dr. Kisiday. In connection with Dr. Kisiday’s Employment Agreement, Dr. Kisiday was granted 50,000 shares of common stock under the 2021 Plan. The stock grant vests as to 20,000 shares on the first anniversary of the of the Employment Agreement and 30,000 shares on the second anniversary of the Employment Agreement. The 50,000 grant of shares was valued at $2.74 per share, the closing price of the common stock of the Company on the effective date of the Employment Agreement. The Company will amortize $137,000 of stock-based compensation expense over the two-year vesting term. Effective March 23, 2026, Dr. Kisiday’s employment was terminated and the 50,000 stock grant was forfeited.

During the period February 2026 to June 2026, in consideration for agreeing to join the Company’s medical advisory board or as a consultant, the Company issued to twelve individuals an aggregate of 182,500 shares of unregistered common stock valued between $1.66 and $2.45 per share, the closing price of the common stock of the Company on the respective grant dates. 10,000 of the shares vested immediately and the remaining 172,500 shares vest over periods up to a maximum of 3 years. The Company will record $367,000 of stock-based compensation expense based on the grant date fair value of these shares over the respective vesting terms. The Company recorded a total of $72,000 of stock-based compensation expense based on the grant date fair value of these shares during the eight months ended June 30, 2026.

During the eight months ended June 30, 2026, 20,833 and 50,000 shares that were granted in 2024 and 2025, respectively, vested, of which $34,000 and $143,000, respectively, of stock based compensation expense was recognized during the eight months ended June 30, 2026. The shares have not yet been issued as of June 30, 2026. In addition, 125,000 shares granted prior to October 31, 2025 were forfeited due to termination and/or failure to satisfy service or performance conditions of the respective agreements.

A summary of unvested restricted stock activity for the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024 are presented below:

	Number of Non-vested Shares	Fair Value	Weighted-Average Grant Date Value
Non-vested Shares at October 31, 2023	100,000	$-	$-
Non-vested Shares Granted	185,000	$331,000	$1.79
Vested	-	$(74,000)	$-
Expired/Forfeited	(100,000)	$-	$-
Non-vested Shares at October 31, 2024	185,000	$257,000	$1.79
Non-vested Shares Granted	180,000	$473,000	$2.54
Vested	(105,000)	$(233,000)	$-
Expired/Forfeited	(31,667)	$(46,000)	$-
Non-vested Shares at October 31, 2025	228,333	$451,000	$2.05
Shares Granted	792,500	$1,986,000	$2.51
Vested	(103,333)	$(1,118,000)	$-
Expired/Forfeited	(175,000)	$(357,000)	$2.05
Non-vested Shares at June 30, 2026	742,500	$962,000	$2.47

The Company recorded a total of $1,119,000, $233,000 and $74,000 of stock-based compensation expense based on the grant date fair value of these shares during the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024, respectively.

As of June 30, 2026, the Company has issued 525,000 shares that have not yet vested. There was approximately $962,000 of unamortized compensation associated with unvested stock grants outstanding as of June 30, 2026 that will be amortized over their respective remaining service periods.

NOTE 13 – STOCK OPTIONS AND WARRANTS

The Company has issued option securities under its Incentive Plan and warrants entitling the holder to purchase shares of its common stock at specified prices and for specified exercise periods.

Options:

A summary of the Company’s option activity for the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024 are presented below:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2023	895,750	$2.97	5.67	$-
Granted	622,538	$2.52	9.42	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(555,000)	$2.53	3.74	$-
Outstanding at October 31, 2024	963,288	$2.94	8.07	$-
Granted	241,341	$2.90	5.00	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(32,147)	$3.40	4.12	$-
Outstanding at October 31, 2025	1,172,482	$2.91	6.61	$-
Granted	3,915,290	$1.68	9.79	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(85,877)	$2.74	2.97	$-
Outstanding at June 30, 2026	5,001,895	$1.95	9.07	$430,000
Exercisable at June 30, 2026	3,108,726	$2.10	8.56	$224,000

Year ended October 31, 2024 Options

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

Year Ended October 31, 2025 Options

During the year ended October 31, 2025, under its Incentive Plan, the Board approved the granting of options to certain employees to purchase 11,341 shares of its common stock. The options vest annually over 3 years, expire five years from the date of grant and had an aggregate fair value of $39,000 at the date of grant.

During the year ended October 31, 2025, the Board approved the granting of options to purchase an aggregate of 65,000 shares of its common stock to Dr. Everts, Chief Science and Technology Officer of the Company and Mr. Ron Borsheim, Chief Sales Officer of the Company in accordance with their employment agreements. The options are exercisable until the fifth anniversary date of the date of issuance and had an aggregate fair value of $177,000. The options vest over a five-year period.

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

Exercise prices	$2.50 - $4.50
Expected dividends	-
Expected volatility	148% - 179%
Risk free interest rate	3.91% - 4.36%
Expected term of options	5.0 years

Eight Months Ended June 30, 2026 Options

During the eight months ended June 30, 2026, under its Incentive Plan, the Board approved the granting of options to certain employees to purchase 7,790 shares of its common stock. The options vest annually over 3 years, expire five years from the date of grant and had an aggregate fair value of $20,000 at the date of grant.

On June 10, 2026, the Board granted fully vested stock options to purchase an aggregate of 2,032,500 shares of common stock under the 2021 Plan at an exercise price of $1.67 per share. Options for 625,000 shares, granted to Ian Bothwell, the Company’s Chief Executive Officer and 625,000 shares of the Company’s common stock to Dr. George Shapiro, the Company’s Chief Medical Officer and 625,000 to Greyt Ventures LLC, a principal shareholder of the Company, have a 10-year term and are exercisable on a cashless basis; options for 80,000 shares, granted to a non-executive director, and options for 77,500 shares granted to certain employees, and a consultant, have a 5-year term and are not exercisable on a cashless basis. The awards were fully vested on the grant date, and the aggregate grant-date fair value of $3,395,000 was recognized as stock-based compensation expense on the grant date.

The Company valued the options using a Black-Scholes option pricing model with the following assumptions:

Exercise prices	$1.67 - $4.50
Expected dividends	-
Expected volatility	138% - 233%
Risk free interest rate	3.79% - 4.55%
Expected term of options	2.5 years - 10.0 years

Options totaling 85,877 that were previously issued to employees that are no longer employed by the Company as of June 30, 2026, were forfeited.

During the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024, the Company amortized $3,596,000, $1,523,000 and $953,000, respectively, of stock compensation costs associated with options vesting during the period.

There was approximately $51,000 of unamortized compensation associated with options outstanding as of June 30, 2026 that will be amortized over their respective remaining service periods.

Warrants:

A summary of the Company’s warrant activity for the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024 are presented below:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 31, 2023	1,675,906	$4.54	8.47	$-
Granted	883,333	$2.32	9.21	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-
Outstanding at October 31, 2024	2,559,239	$3.77	7.97	$-
Granted	555,000	$6.23	3.20	$-
Exercised	(21,277)	$2.35	1.76	$-
Expired/Forfeited	-	$-	-	$-
Outstanding at October 31, 2025	3,092,962	$4.22	6.24	$-
Granted	512,500	$4.00	4.90	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(400,000)	$7.00	1.85	$-
Outstanding at June 30, 2026	3,205,462	$3.84	5.86	$-
Exercisable at June 30, 2026	3,105,462	$3.80	5.99	$-

Fiscal Year Ended October 31, 2024 Warrants

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

On July 11, 2024, the Company granted warrants to purchase 350,000 shares of common stock to each of two consultants and then principal shareholders of the Company (“Consultants”). The Warrants vest in equal monthly installments over an eighteen (18) month period from the date of grant. Once vested, the Warrants are exercisable for a period of ten (10) years from the date of grant at an exercise price of $2.35 per share (subject to adjustment for stock splits, stock dividends and similar recapitalization events). The Consultants, who are the controlling stockholders of the Company, were also accorded piggy-back registration rights under the Securities Act of 1933, as amended (the “Securities Act”), with respect to the shares of common stock issuable upon exercise of the warrants. The Company valued the warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 4.20%, (2) term of 10 years, (3) expected stock volatility of 159%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants granted to each of the Consultants was $823,000 (total $1,645,000). The Company will amortize $1,645,000 of stock-based compensation expense over the vesting period of 18 months.

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

Fiscal Year Ended October 31, 2025 Warrants

In connection with the Consulting Agreement discussed in Note 12, during May 2025, the Company granted the Consultant warrants to purchase 500,000 shares of its common stock (the “Warrants”). The Warrants vest in five equal tranches of 100,000 shares, at various exercise prices ranging between $3.50 - $10.00 per share, and are exercisable based upon meeting certain conditions provided in the Consulting Agreement. Once vested, the Warrants are exercisable for a period of ninety (90) days from the date they become exercisable. The Company valued the warrants on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 4.00%, (2) term of 3 years, (3) expected stock volatility of 143%, and (4) expected dividend rate of 0%. The grant date fair value of the warrants granted was $1,428,000. The Company will begin to amortize the $1,428,000 when management estimates the vesting conditions are probable of being achieved. During June 2026, the Consulting Agreement was amended whereby four (4) tranches of the Warrants to purchase an aggregate of 400,000 shares of its common stock were terminated and forfeited (total of $1,141,000 of unamortized stock compensation costs).

On May 8, 2025, the Company awarded warrants to purchase 55,000 shares of our common stock to Greyt Ventures, LLC, a principal shareholder of the Company in consideration of consulting services rendered to the Company. The warrants are fully vested as of the award date and are exercisable for a period of five (5) years from the award date at an exercise price of $2.86 per share. The Company valued the warrants using a Black-Scholes option pricing model with the following assumptions:

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

Eight Months Ended June 30, 2026 Warrants

As described in Note 12, from November 2025 to June 2026, the Company sold 8.2 Units to fifteen investors for an aggregate purchase price of $2,050,000 in a private transaction. Each Unit consists of (i) 62,500 shares of common stock and (ii) warrants to purchase 62,500 shares of common stock of the Company at an exercise price of $4.00 until November 30, 2030. The warrants may be exercised on a cashless basis. In connection with the sale of the Units, the Company issued 512,500 shares of common stock and 512,500 warrants to purchase shares of common stock.

During the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024, the Company amortized $215,000, $2,937,000 and $2,450,000, respectively, of stock compensation costs associated with warrants issued during the period.

Included in the table above is approximately $231,000 of unamortized compensation associated with 100,000 warrants outstanding as of June 30, 2026. The Warrants are exercisable at $5.00 per share, and are exercisable based upon meeting certain conditions provided in the Consulting Agreement. Once vested, the Warrants are exercisable for a period of one hundred and eighty (180) days from the date they become exercisable. The fair value of the warrants was determined to be $231,000. The Company will begin to amortize the $231,000 fair value when management estimates the vesting conditions are probable of being achieved.

There was approximately $231,000 of unamortized compensation associated with warrants outstanding as of June 30, 2026 that will be amortized over their respective remaining service periods. There was approximately $1,270,000 of unamortized compensation associated with warrants outstanding as of October 31, 2025 that will be amortized over their respective remaining service periods. There was approximately $3,005,000 of unamortized compensation associated with warrants outstanding as of October 31, 2024 that will be amortized over their respective remaining service periods.

All stock compensation expense is classified under general and administrative expenses in the consolidated statements of operations.

NOTE 14 – SHARE-BASED COMPENSATION LIABILITY TO RELATED PARTIES

On June 10, 2026, the Board granted stock options to purchase an aggregate of 1,875,000 shares of common stock under the 2021 Plan to Ian Bothwell, the Company’s Chief Executive Officer (625,000 shares), Dr. George Shapiro, the Company’s Chief Medical Officer (625,000 shares) and Greyt Ventures LLC, a principal shareholder of the Company (625,000 shares) (the “Incentive Options”). The Incentive Options have an exercise price of $1.67 per share, are exercisable on a cashless basis through June 10, 2036, and vest in full upon the first to occur of (a) the Company achieving a market capitalization of at least $125 million for 30 consecutive trading days (a market condition), (b) the completion of a specified licensing transaction (a performance condition), or (c) the Company being selected as a 2026 X-Prize finalist (a performance condition). The X-Prize condition subsequently expired without achievement. The Incentive Options contain an antidilution provision that applies upon issuances of common stock or common-equivalent securities equal to 10% or more of the Company’s then-outstanding common stock (a “qualifying issuance”), under which the exercise price may be reduced to the issuance price, if lower, and/or the number of shares issuable upon exercise may be increased pursuant to a contractual formula.

Because the antidilution provision indexes the Incentive Options to a factor in addition to the Company’s share price that is not a market, performance, or service condition, the Incentive Options are classified as liabilities and are remeasured at fair value at the end of each reporting period until settlement. Fair value is estimated using a Monte Carlo simulation model that incorporates the market condition and the expected effect of the antidilution provision. The grant-date fair value was $2.0603 per option ($3,863,100 in the aggregate), and the fair value at June 30, 2026 was $2.0279 per option ($3,802,000 in the aggregate). The market-condition derived service period established at the grant date was approximately 0.92 years and remained the basis for compensation-cost recognition as of June 30, 2026.

During the transition period ended June 30, 2026, the Company recognized $227,000 of stock-based compensation expense related to the Incentive Options, with a corresponding share-based compensation liability. Based on the fair value at June 30, 2026, approximately $3,575,000 of compensation cost remained unrecognized. The amount of compensation cost ultimately recognized is subject to change based on subsequent fair-value remeasurements and the applicable requisite service period. No qualifying issuance triggering the antidilution provision occurred through June 30, 2026.

The grant-date fair value of the Incentive Options was determined using a Monte Carlo simulation model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 232.97%; (iii) risk-free interest rate of 4.55%; (iv) contractual term of 10 years; and (v) management’s expectations regarding the circumstances, size, pricing, and structure of a potential qualifying issuance. The fair value of the Incentive Options at June 30, 2026 was determined using a Monte Carlo simulation model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 231.97%; (iii) risk-free interest rate of 4.44%; (iv) remaining contractual term of 9.95 years; and (v) management’s expectations regarding the circumstances, size, pricing, and structure of a potential qualifying issuance.

The following table provides a roll-forward of the share-based compensation liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended June 30, 2026 as follows:

Share-based compensation liability
Balance as of beginning of period – October 31, 2025	$-
Stock based compensation expense	227,000
Balance as of end of period – June 30, 2026	$227,000

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Dr. John D. Kisiday, Ph.D.

Effective January 23, 2026, Dr. Kisiday was appointed the Company’s Chief Science Officer. Dr. Kisiday’s employment agreement (“Employment Agreement”) provides for a base salary of $175,000 and a stock grant of 50,000 shares of common stock under our 2021 Incentive Plan. The stock grant vests as to 20,000 shares on the first anniversary of the of the Employment Agreement and 30,000 shares on the second anniversary of the Employment Agreement, contingent upon Dr. Kisiday’s continued employment with the Company. In addition, if Dr. Kisiday brought a commercially viable new product and/or business opportunity to the Company outside the existing scope of the Company’s current line of business, Dr. Kisiday will be entitled to receive additional compensation therefor.

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

Purchase Commitments

During July 2025, the Company entered into an exclusive supply agreement (“Supply Agreement”) with a third-party contract manufacturer (“CDMO”) in connection with the manufacturing and processing of certain biological products (“CDMO Products”) that the Company intends to sell to third party medical providers. Under the terms of the Supply Agreement, the Company prepaid $500,000. Under the terms of the Supply Agreement, the deposits will be applied against the actual CDMO Products that are released to the Company. The Company has agreed to make a minimum of 8 purchase orders within specified periods based on satisfactory release of prior productions of the CDMO Products (“Minimum Purchase Orders”). In connection with each purchase order, the Company is required to have minimum deposits paid to the CDMO equal to 50% of the value of the purchase order. The Supply Agreement may be extended by the Company based on submitting a minimum amount of additional purchase orders after the Minimum Purchase Orders have been released. As of June 30, 2026 and October 31, 2025, outstanding advances were $42,000 and $267,000, respectively that is included in prepaid expenses in the accompanying consolidated balance sheets.

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

Deferred Revenue

Amounts received by the Company for products that have yet to be delivered to the customers as of June 30, 2026 and October 31, 2025 are reflected in the Company’s balance sheet as deferred revenues and were comprised of the following:

	June 30, 2026	October 31, 2025
Advances On Future Purchases Of Inventory	$361,000	$145,000
Sales To Customers Not Yet Delivered	457,000	453,000
Total Deferred Revenue	$818,000	$598,000

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

Consultants

Effective August 5, 2024, the Company entered into a settlement agreement with a prior consultant of the Company, pursuant to which it resolved various claims that had been brought by the Company against a prior consultant. As part of the settlement, the consultants agreed to return to the Company 237,602 shares of ZEO common stock held by the consultants in exchange for a payment of $80,000 and the parties exchanged mutual releases. The shares were returned to the Company in October 2024 and were redeposited back into the Company’s treasury of authorized and unissued shares.

Dr. Leider

The Company’s employment agreement with Dr. Harry Leider, its former Chief Executive Officer (“Leider Employment Agreement”) had an initial term that ended May 31, 2024. The Leider Employment Agreement was not renewed and accordingly, the Leider Employment Agreement expired and the employment of Dr. Leider by the Company ended on May 31, 2024.

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

On November 19, 2024, Dr. Golub (“Plaintiff”), filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against the Company, alleging a breach of contract as a result of the Company’s failure to pay Plaintiff severance in the amount of $150,000 in connection with the non-renewal of the Golub Employment Agreement. During June 2026, the parties entered into an agreement settling the matter and the action was dismissed with prejudice.

Exotropin

During 2023, the Company entered into the Sales Agreement with Exotropin. On August 15, 2025, the Company terminated the Sales Agreement for cause. Exotropin filed a complaint (Case No. CACE-25-013178, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida) against the Company for declaratory judgment on August 29, 2025, concerning the parties’ June 19, 2024, Amended and Restated Sales Representative Agreement, seeking declarations related to termination and the survival/enforceability of certain restrictive and other clauses. On November 6, 2025, the Company moved to dismiss Exotropin’s complaint. The Company filed counterclaims on November 17, 2025. On January 7, 2026, Exotropin filed a First Amended Complaint. On April 6, 2026, the parties filed a Joint Notice of Settlement with the Court. On April 13, 2026, the parties filed a Joint Stipulation of Dismissal With Prejudice, dismissing the action and all claims, counterclaims, and defenses asserted therein with prejudice, with each party bearing its own attorneys’ fees, costs, and expenses.

BioXtek

On February 4, 2025, the Company entered into a Binding Memorandum of Understanding (“Binding MOU”) with BioXtek, LLC, a Florida limited liability company (“BioXtek”) setting forth the terms of a joint development, manufacturing, marketing and funding arrangement to be entered into by the Company and BioXtek in various phases (“Joint Venture”). In June 2025, BioXtek sought to terminate a Binding MOU between BioXtek and the Company and related Joint Venture with the Company for alleged breaches by the Company with respect to both the Binding MOU and the Joint Venture. The Company contested BioXtek’s allegations. On December 17, 2025, the Company commenced an action against BioXtek (Case No. CACE-25-019364, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida) and filed an amended complaint on January 5, 2026, asserting claims for breach of contract and implied covenant, fraudulent inducement, violation of the Florida Deceptive and Unfair Trade Practices Act, equitable accounting, and declaratory judgment. The Company seeks damages for expectancy/consequential losses, equitable relief, and fees. Mediation was conducted on June 11, 2026, but did not resolve the dispute. The parties are engaged in written discovery. On August 5, 2026, the case was transferred to the Complex Business Litigation Division (Division 07) before Judge David A. Haimes. On August 14, 2026, BioXtek served its initial disclosures. On August 20, 2026, the Court entered a Uniform Trial Order setting the case for trial during the period of January 3, 2028, through March 24, 2028, with a calendar call on December 15, 2027.

BioXtek filed its Answer and Affirmative Defenses to Amended Complaint and Counterclaims on September 21, 2026. BioXtek’s affirmative defenses allege, inter alia, prior material breach, fraudulent concealment, failure of conditions precedent, unenforceability of agreements to agree, valid contractual termination, waiver and estoppel, speculative damages, independent tort doctrine, and lack of FDUTPA standing. BioXtek’s counterclaims allege breach of contract, unjust enrichment, declaratory judgment, fraudulent inducement, negligent misrepresentation, and account stated. The Company intends to respond to BioXtek’s affirmative defenses and counterclaims and vigorously defend against the counterclaims.

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

The case was removed to the United States District Court for the Western District of Arkansas, Fayetteville Division, Case No. 5:26-cv-05055. On June 30, 2026, the Court granted the Company’s Motion to Transfer Venue pursuant to 28 U.S.C. § 1404(a), and the case was transferred to the United States District Court for the Southern District of Florida, Fort Lauderdale Division, where it was docketed as Case No. 0:26-cv-62090-AHS. In August 2026, the Company filed a Motion for Judgment on the Pleadings pursuant to Federal Rule of Civil Procedure 12(c), seeking dismissal of all counts of the Complaint with prejudice. Plaintiffs filed a response in opposition and the Company will file a reply. Discovery is proceeding. Both sides have exchanged initial disclosures and document productions, and the Company has served written discovery on Plaintiffs. We are unable to express an opinion as to the possible outcome of this matter. The Company disputes all allegations and intends to vigorously pursue all available legal remedies.

Other

In addition to the foregoing, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

NOTE 16 – RELATED PARTY TRANSACTIONS

Sales to Related Parties

For the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024, the Company sold a total of approximately $0, $88,000 and $199,000, respectively, of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, of which Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors has an indirect economic interest in the parent company that owns the MSO.

For the eight months ended June 30, 2026, the Company sold a total of approximately $70,000 of product to a medical practice of which Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors has an economic interest.

Sale Of Exotropin Interests

On March 31, 2026 (“Execution Date”) the Company, Greyt and Skycrest Holdings, LLC, a former principal shareholder of the Company (“Skycrest” and, together with the Company and Greyt, each a “Seller” and collectively “Sellers”) entered into a purchase and sales agreement (“Agreement”) to sell their Membership Units in Exotropin and terminate the Sales Representative Agreement (“Sales Agreement”) between the Company and Exotropin. During the eight months ended June 30, 2026, the Company recorded a gain of $390,000 from the sale of its Exotropin interests comprised of the proceeds of $376,000 received from the sale of its interests in Exotropin and the reduction of previously recorded liabilities of $14,000. For the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024, $0, $45,000 and $81,000 of commissions, respectively, were paid to the Company in connection with the Sales Agreement.

Investment in Serephon

On May 12, 2026, Ian Bothwell, Dr. George Shapiro, Greyt and the Company formed Serephon LLC (“Serephon”), a Delaware limited liability company. Serephon intends to act as a management services organization providing non-clinical administrative, operational, advisory, technology, marketing, management, equipment, procurement, and other lawful support services to physician-owned medical practices and other lawful healthcare-adjacent businesses, while not engaging in the practice of medicine.

In connection with the Serephon business, the Company will agree to supply biologic products to Serephon and/or Serephon’s participating clinics, in exchange for an initial fifty percent (50%) Class A limited liability company membership interest (48 units) in Serephon, with the remaining Class A limited liability company membership interests owned equally by Greyt (16 units), Dr. Shapiro (16 Units) and Mr. Bothwell (16 Units).

See Note 8 for discussion on Investment in Variable Interest Entity.

Debt Extinguishment

During the year ended October 31, 2024, the Company wrote-off the full balance of the advances payable to an affiliate of a former executive of $221,000. The Company recorded the write-off as other income during the year ended October 31, 2024.

Stock Compensation

In addition to the above related party transactions, during the period ended June 30, 2026 and the years ended October 31, 2025 and 2024,

●	The Company recognized $799,000, $0 and $375,000, respectively, of compensation expense related to fair value of shares issued to officers and directors and related parties.

●	The Company recognized $3,456,000, $1,289,000 and $776,000, respectively, of compensation expense related to fair value of options granted to officers and directors and related parties.

●	The Company recognized $227,000, $0 and $0, respectively, of expense related to share-based compensation accounted for as a liability in connection with options granted to officers and directors and related parties.

●	The Company recognized $215,000, $2,802,000 and $2,294,000, respectively, of compensation expense related to fair value of warrants granted to related parties.

See Note 14 for discussion of Share-Based Compensation Liability.

NOTE 17 – OTHER INCOME

	Eight Months Ended June 30,	Years Ended October 31,
	2026	2025	2024
Other income
Gain on write-off of advances payable to former officer and settlement on outstanding payables (see Note 16)	$-	$-	$221,000
Gain, net of obligations in connection with termination of supply agreement (see Note 15)	-	-	168,000
Gain on sale of Exotropin interests	390,000	-	-
Resolution and settlement of long outstanding payables	-	19,000	176,000
Commissions on sales of Exotropin products	-	61,000	87,000
Proceeds from insurance claim			89,000
Other	27,000	21,000	10,000
Total	$417,000	$101,000	$751,000

NOTE 18 – ACQUISITION OF BIOLUMINA ASSETS

On June 25, 2025 (“Closing Date”), the Company entered into a stock purchase agreement with BioLumina, LLC (“BIO”), a Delaware limited liability company, and all of its members (each a “Member” and collectively “Members”), whereby the Company acquired all of the outstanding membership interests of BIO (“Acquisition”) held by the Members for a total purchase price of $200,000 (“Purchase Price”). The assets of BIO at the time of the Acquisition consisted primarily of finished goods inventory valued at $200,000 (“Inventory”), certain intellectual property consisting of various trademark applications and certain software platforms used to process product sales orders. At the time of the Acquisition, BIO’s historical cumulative sales were less than $50,000. The Company treated the purchase of BIO as an acquisition of assets. The Company did not assign any value to the intellectual property. Inventory was valued at the lower of replacement cost or the portion of the Purchase Price allocated towards inventory.

The Purchase Price paid was as follows:

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

(c)	A royalty (“Royalty”), payable to the Members, pro rata, equal to 10% of the gross cash proceeds (excluding shipping, handling, returns and credits) received by the Company from the sale of BIO’s Inventory acquired at closing (the “Product”) during the first year following the Closing Date, up to a maximum of $100,000 (the “Royalty”) which Royalty will be payable to the Members, pro rata, within 5 business days of the True-Up Date. In the event the Royalty amount as of the True-Up Date is less than $100,000 (a “Shortfall”), then the Company agrees to pay the Members, pro rata, a cash payment in the amount of the Shortfall within 90 days after the True-Up Date. In addition, the Members shall have the option, to apply their pro rata share of the Royalty (inclusive of any Shortfall), to the purchase of additional restricted shares of the Company’s common stock at a purchase price equal to 75% of the average closing trading price of the common stock for the 5 trading days immediately prior to the True-Up Date, provided however that in no event shall the purchase price be lower than $2.50 per Share.

As of June 30, 2026, none of the Members elected to put back their Zeo Shares to the Company. During the eight months ended June 30, 2026, two of the members agreed to accept full payment of the Royalty and Shortfall payment owing totaling in the aggregate $50,000 through the transfer of inventory. As of September 30, 2026, all amounts owed to Members in connection with Royalty and Shortfall were paid in full.

In connection with the Acquisition, the Company recorded an obligation of $16,500 representing the difference in the fair value of the ZEO Shares on the Closing Date ($58,500) and the amount that the Company has agreed to provide in the event of a Shortfall. At October 31, 2025 and June 30, 2026, the Company recorded an additional cumulative obligation of $2,000 and $5,000 to reflect the loss in the fair value of the ZEO Shares from the Closing Date.

NOTE 19 – SEGMENT INFORMATION

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

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM for the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024.

	Eight Months Ended June 30,	Years ended October 31,
	2026	2025	2024
Revenue	$5,868,000	$5,199,000	$4,620,000
Cost of revenues	(1,128,000)	(931,000)	(844,000)
Salaries & consulting fees	(2,087,000)	(2,956,000)	(3,034,000)
Professional fees	(857,000)	(575,000)	(497,000)
Stock-based compensation	(5,157,000)	(4,693,000)	(3,853,000)
Lab expenses	(393,000)	(387,000)	(208,000)
Research & development	(65,000)	(100,000)	(164,000)
Commissions	(678,000)	(521,000)	(734,000)
Marketing	(560,000)	(139,000)	(249,000)
Office expenses & other	(368,000)	(283,000)	(356,000)
Other income (expenses), net	387,000	(135,000)	614,000
Net loss	$(5,038,000)	$(5,521,000)	$(4,705,000)

NOTE 20 – UNAUDITED COMPARATIVE FINANCIAL INFORMATION

The following unaudited financial information for the eight months ended June 30, 2025 is presented for comparative purposes to the eight-month transition period ended June 30, 2026.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts rounded to the nearest thousand except share amounts)

	8 Months Ended June 30,
	2026	2025
		(Unaudited)
Revenues (includes sales to related parties of approximately $70,000 and $52,000, respectively)	$5,868,000	$3,098,000

Cost of revenues	1,128,000	566,000

Gross profit	4,740,000	2,532,000

General and administrative expenses	10,165,000	6,793,000

Loss from operations	(5,425,000)	(4,261,000)
Other income (expense)
Gain on sale of Exotropin interests	390,000	-
Interest expense	(27,000)	(58,000)
Change in obligation to repurchase shares	(3,000)	(5,000)
Other income	27,000	62,000

Net loss	(5,038,000)	(4,262,000)

Net income attributable to the non-controlling interests	36,000	-

Net loss attributable to Zeo ScientifiX, Inc	$(5,074,000)	$(4,262,000)

Net loss per common share - basic and diluted	$(0.68)	$(0.67)

Weighted average number of common shares outstanding - basic and diluted	7,493,536	6,356,800

NOTE 21 – SUBSEQUENT EVENTS

Convertible Promissory Note

During September 2026, the Company paid the remaining outstanding Notes of $250,000 plus accrued interest totaling $268,900.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of June 30, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Based on that evaluation under this framework, our management concluded that as of June 30, 2026, our internal control over financial reporting was not effective because of the following material weaknesses:

●	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

●	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which we do not have the ability to implement internal controls over the granting of access to our IT environment.

●	As a result of the limited number of accounting personnel involved in the preparation of our financial reports, including tax preparation, which could require adjustments and lead to overlooking items requiring disclosure.

●	As a result of the Company’s limited financial and personnel resources, there may be difficulties in timely analyzing and identifying potential operational and disclosure transactions within management and to comply with financial reporting regulations.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have expanded our accounting and administrative support staff during the transition period ended June 30, 2026. We also continue to engage outside tax consultants to assist in advising the Company in tax matters on an ongoing basis.

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as it is not required under applicable SEC rules.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name:	Age:	Position:	Director or Officer Since:
Ian T. Bothwell	66	Chief Executive Officer Chief Financial Officer and Director	November 4, 2016
Dr. George Shapiro	66	Chief Medical Officer and Director	February 7, 2019
Chuck Bretz	68	Director – Chairman of the Board	September 23, 2022
Gurvinder Pal Singh	65	Director	September 23, 2022
S. Jerry Glauser	79	Director	September 23, 2022
Leathem Stearn	78	Director	September 23, 2022

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

Professional Experience

Ian T. Bothwell was elected as a member of the board of directors of the Company effective September 11, 2019. Mr. Bothwell previously served as a member of the board of directors of the Company from March 8, 2017 until his resignation in April 2018, when the Company executed a Plan and Agreement of Reorganization. Mr. Bothwell has served as the Chief Executive Officer since December 24, 2025 and served as the Interim Chief Executive Officer from June 1, 2024 through December 23, 2025 and Chief Financial Officer of the Company since November 4, 2016. In addition, he previously served as Interim Chief Executive Officer of the Company from November 22, 2022, until June 6, 2023. From 2003 through November 2015, Mr. Bothwell served in various executive positions for Central Energy GP LLC, the general partner of Central Energy Partners LP, a previously publicly traded master limited partnership. From July 2007 through November 2015, Mr. Bothwell served as President and a director of Regional Enterprises, Inc. Since April 2007, Mr. Bothwell has served as the President and controlling member of Rover Advanced Technologies, LLC, a company formed to provide management solutions to the public transportation industry. Since 2015, Mr. Bothwell has also served as the President and controlling member of CountOnMe Inc., a company that provides software solutions for the educational industry. Mr. Bothwell received his Bachelor of Science in Business Administration from Boston University in 1984.

Dr. George Shapiro was elected as a member of the board of directors of the Company effective February 2019. Since September 2018, Dr. Shapiro has served as the Company’s Chief Medical Officer. Dr. Shapiro is a board-certified physician in Internal Medicine and Cardiovascular Disease with over 35 years of clinical experience and is a recognized leader in regenerative medicine, longevity science, and precision diagnostics. His career spans clinical medicine, biotechnology innovation, and strategic leadership across the emerging healthspan and longevity ecosystem. Dr. Shapiro is Co-founder and former Chief Medical Innovation Officer of Fountain Life, where he played a key role in shaping the company’s clinical and innovation strategy and advancing the integration of AI-driven diagnostics and biologic therapies into longevity care. Dr. Shapiro also leads a concierge longevity and regenerative medicine practice, Alaryon Institute PLLC, based in West Palm Beach, Florida. Dr. Shapiro graduated from New York Medical College in 1988. An internship and residency then followed at Albert Einstein College of Medicine, after which, Dr. Shapiro completed a Cardiovascular Disease fellowship at Columbia University College of Physicians and Surgeons in 1994.

Chuck Bretz became a director of the Company and Vice Chairman of the Board on September 23, 2022 and subsequently became Chairman of the Board. Mr. Bretz has been a practicing attorney for the last 40 years in both the private and public sectors. Since 1999, Mr. Bretz has been a principal of the Joliet, Illinois law firm he founded, which is now known as Chuck Bretz & Associates, P.C. The firm advises various businesses in multiple commercial and real estate matters. Mr. Bretz is also currently actively involved in advising entrepreneurs across the country in structuring and negotiating business and real estate transactions.

Gurvinder Pal Singh joined our Board of Directors on September 23, 2022, has over 35 years of professional experience in business strategy, corporate finance and financial accounting covering varied areas such as mergers and acquisitions, statutory compliance, capital raising, budgeting and internal controls, audit, financial management, risk management, investor relations and tax planning. Since 1996, he has served as Chief Finance Officer of Modi Holdings, whose holdings include various companies in India, Singapore and the U.S., in the fields of mobile services, mobile devices, mobile retail, healthcare, new energy and wellness. Mr. Singh is a graduate of the University of New Delhi and a Chartered Accountant in India.

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

Leathem Stearn joined the board of directors on September 23, 2022. Since 1970, Mr. Stearn has been an inventor, designer, entrepreneur and investor in various industries and with multiple companies. In 1986, Mr. Stearn founded Scunci International, LLC, where he developed the “Scrunchy” product and Scunci Brand of women’s hair accessories. He managed the Company until its sale in 1988, but continues to hold and license the Scunci Trademark® world-wide. From 1992 to 1995, Mr. Stearn was a partner and CEO of Artnet, a company which he co-founded that became the leading art information company in the Art industry. Mr. Stearn has also founded or co-founded, developed and managed a number of other ventures including: Showcase International, LLC (from 1989 to 1992), which developed the first entertainment industry multi-media portfolio database; Smith Stearn Yachts LLC (from 2004 to 2010), which developed and operated a yacht sharing business and a number of other companies in the maritime industry.

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

In addition, we believe Mr. Singh qualifies as an “audit committee financial expert” as the term is defined by the applicable rules and regulations of the SEC and the Nasdaq Stock Market listing standards, based on his business professional experience in the financial and accounting fields. At the time of the listing of our common stock for trading on the Nasdaq Stock Market, we are required to certify to the Nasdaq Stock Market, that our audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the eight month transition period ended June 30, 2026 and up through the date of this Transition Report except as follows:

●	A Form 3 for John David Kisiday, the former Chief Science Officer of the Company, reporting initial beneficial ownership of our common stock, which filing was due on February 2, 2026, was filed on February 6, 2026, due to an administrative oversight.

Rule 10b5-1 Trading Arrangements

During the eight month transition period ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by the Company during the eight month transition period ended June 30, 2026 and the fiscal years ended October 31, 2025 and 2024 to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the eight month transition period ended June 30, 2026 and the fiscal years ended October 31, 2025 and 2024; (ii) all individuals that served as the Company’s principal financial officer or acted in a similar capacity for the Company at any time during the transition eight months ended June 30, 2026 and the fiscal years ended October 31, 2025 and 2024; and (iii) the other individuals who were serving as executive officers of the Company at the end of the eight month transition period ended June 30, 2026 whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Consideration ($)		Total Actually Received ($)
Ian T. Bothwell,	2026	186,828	-0-	464,940	(1)	2,331,160	(1)	-0-	-0-	14,730	(7)	2,997,658
Chief Executive Officer and Chief Financial Officer(1)	2025	250,000	-0-	-0-		353,133	(1)	-0-	-0-	21,531	(7)	624,664
	2024	245,461	-0-	-0-		59,487	(1)	-0-	-0-	19,222	(7)	324,170

Harry Leider, MD	2026	-0-	-0-	-0-		-0-		-0-	-0-	-0-		-0-
Former Chief Executive Officer(2)	2025	-0-	-0-	-0-		-0-		-0-	-0-	-0-		-0-
	2024	189,583	-0-	-0-		133,000	(2)	-0-	-0-	47,199	(6)	369,782

Dr. George Shapiro,	2026	180,161	-0-	464,940	(1)	2,331,160	(3)	-0-	-0-	-0-		2,976,261
Chief Medical Officer(3)	2025	242,436	-0-	-0-		353,133	(3)	-0-	-0-	-0-		595,569
	2024	146,667	-0-	-0-		59,487	(3)	-0-	-0-	-0-		206,154

Dr. Peter Everts,	2026	-0-	-0-	-0-		-0-		-0-	-0-	-0-		-0-
Chief Science Officer(4)	2025	106,333	-0-	-0-		19,281	(4)	-0-	-0-	-0-		125,614
	2024	-0-	-0-	-0-		-0-		-0-	-0-	-0-		-0-

Ron Borsheim,	2026	-0-	-0-	-0-		-0-		-0-	-0-	-0-		-0-
Chief Sales Officer - Aesthetics(5)	2025	131,250	-0-	-0-		29,167	(5)	-0-	-0-	-0-		160,417
	2024	-0-	-0-	-0-		-0-		-0-	-0-	-0-		-0-

(1)	Mr. Bothwell has served as Chief Executive Officer since December 2025 and served as Interim Chief Executive officer from June 1, 2024 thru December 13, 2025 and Chief Financial Officer of the Company since November 4, 2016. From November 22, 2022, through June 6, 2023, he served as Interim Chief Executive Officer. At June 30, 2026, $20,161 of Mr. Bothwell’s salary was accrued. During the eight-month period ended June 30, 2026, Mr. Bothwell received a grant of 175,000 shares of common stock with an aggregate grant value of $464,940 and options to purchase 1,250,000 shares of common stock of the Company with an aggregate grant value of $2,292,730. During the year ended October 31, 2025, Mr. Bothwell received an option to purchase 55,000 shares of common stock of the Company with an aggregate grant value of $157,300. During the year ended October 31, 2024, Mr. Bothwell received an option to purchase 125,000 shares of common stock of the Company with an aggregate grant value of $293,750, of which 16,353 options ($38,430), 83,333 options ($195,833) and 24,306 options ($59,487) vested for the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024, respectively. See Note 12 and Note 13 to the June 30, 2026 audited consolidated financial statements for a description of the assumptions used in determining the value of the common stock and options granted, respectively.
(2)	Dr. Leider served as Chief Executive Officer of the Company from June 6, 2023 until May 31, 2024. During the year ended October 31, 2024, 55,417 options ($133,000) to purchase shares of common stock of the Company awarded to Dr. Leider during the year ended October 31, 2023 vested. See Note 13 to the June 30, 2026 audited consolidated financial statements for a description of the assumptions used in determining the value of the options granted.

All options issued to Dr. Leider, that were not vested amounting to 190,000 at the time of the expiration of his employment agreement were forfeited. In addition, all options issued to Dr. Leider that were vested amounting to 95,000 at the time of the expiration of his employment agreement, were not exercised by August 31, 2024 as required under the Incentive Plan, and as a result expired.

(3)	Dr. George Shapiro has served as the Chief Medical Officer of the Company since September 2018. At June 30, 2026, $20,161 of Dr. Shapiro’s salary was accrued. During the eight-month period ended June 30, 2026, Dr. Shapiro received a grant of 175,000 shares of common stock with an aggregate grant value of $464,940 and options to purchase 1,250,000 shares of common stock of the Company with an aggregate grant value of $2,292,730. During the year ended October 31, 2025, Dr. Shapiro received an option to purchase 55,000 shares of common stock of the Company with an aggregate grant value of $157,300. During the year ended October 31, 2024, Dr. Shapiro received an option to purchase 125,000 shares of common stock of the Company with an aggregate grant value of $293,750, of which 16,353 options ($38,430), 83,333 options ($195,833) and 24,306 options ($59,487) vested for the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024, respectively. See Note 12 and Note 13 to the June 30, 2026 audited consolidated financial statements for a description of the assumptions used in determining the value of the common stock and options granted, respectively.
(4)	Dr. Peter Everts served as Chief Science Officer of the Company from February 1, 2025 until August 1, 2025. In connection with Dr. Everts’ employment agreement, Dr. Everts was issued options to purchase 25,000 shares of common stock of the Company with an aggregate grant value of $77,125, of which 6,250 options ($19,281) of costs were amortized for the year ended October 31, 2025. See Note 13 to the June 30, 2026 audited consolidated financial statements for a description of the assumptions used in determining the value of the options granted.

As a result of Dr. Everts’ resignation, all options issued to Dr. Everts in connection with his employment agreement, were forfeited.

(5)	Ron Borsheim served as Chief Sales Officer – Aesthetics of the Company from April 1 2025 until November 30, 2025. In connection with Mr. Borsheim’s employment agreement, Mr. Borsheim was issued options to purchase 40,000 shares of common stock of the Company with an aggregate grant value of $100,000, of which 11,667 warrants ($29,167) of costs were amortized for the year ended October 31, 2025. See Note 13 to the June 30, 2026 audited consolidated financial statements for a description of the assumptions used in determining the value of the options granted.

As a result of Mr. Borsheim’s termination, all options issued to Mr. Borsheim in connection with his employment agreement, were forfeited.

(6)	Dr. Leider received benefits totaling approximately $7,199 during the fiscal year ended October 31, 2024. Effective August 12, 2024, the Company and Dr. Leider entered into a settlement agreement and general release whereby the Company agreed to pay Dr. Leider $40,000 in exchange for each party executing mutual releases in connection with the non-renewal of Dr. Leider’s employment agreement.
(7)	Ian Bothwell received benefits totaling approximately $14,730, $21,531 and $19,222 during the eight months ended June 30, 2026 and the fiscal years ended October 31, 2025 and 2024, respectively.

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

Executive Employment Agreements

The Company is party to an executive employment agreement with Ian T. Bothwell, our Chief Executive Officer and Chief Financial Officer.

Mr. Bothwell’s executive employment agreement, as amended to date, provides for a term expiring on December 31, 2030, an annual base salary currently fixed at $250,000. Mr. Bothwell’s executive employment agreement contains customary confidentiality and non-competition covenants and specified expense reimbursement allowances.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (b)	Number of Securities Underlying Unexercised Options Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price (e)	Option Expiration Date (f)	Stock Awards Number of Shares or Units of Stock That Have Not Vested (g)	Market Value of Shares or Units of Stock That Have Not Vested (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units of Other Rights That Have Not Vested (j)
Ian T. Bothwell	37,500	-	-	$5.60	02/26/30	-	-	-	$-
	150,000	-	-	$4.00	07/13/32	-	-	-	$-
	125,000	-	-	$2.35	07/10/34	-	-	-	$-
	55,000	-	-	$2.86	05/07/30	-	-	-	$-
	625,000	-	-	$1.67	06/10/36	-	-	-	$-
	-	-	625,000	$1.67	06/10/36	-	-	-	$-
Dr. George Shapiro	15,750	-	-	$4.00	07/13/32	-	-	-	$-
	125,000	-	-	$2.35	07/10/34	-	-	-	$-
	55,000	-	-	$2.86	05/07/30	-	-	-	$-
	625,000	-	-	$1.67	06/10/36	-	-	-	$-
	-	-	625,000	$1.67	06/10/36	-	-	-	$-

2021 Plan

In September 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, and Performance Shares (an “Award”) to any person who is an employee or director of, or consultant to the Company. The maximum aggregate number of shares that may be issued pursuant to all Awards was 1,250,000 shares. On June 6, 2023, the Company’s board of directors and stockholders holding a majority of the Company’s voting power, approved an increase in the number of shares of the Company’s common stock reserved for issuance under the Company’s 2021 Plan from 1,250,000 shares to 2,500,000 shares. On June 10, 2026, the Company’s board of directors and stockholders holding a majority of the Company’s voting power, approved an increase in the number of shares of the Company’s common stock reserved for issuance under the Company’s 2021 Plan from 2,500,000 shares to 7,500,000 shares.

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

As of June 30, 2026, a total of 5,962,395 Awards (net of 1,379,524 Awards redeposited for future issuance) that have been granted under the 2021 Plan remain issued and outstanding. As of October 31, 2025, a total of 1,595,482 Awards (net of 1,243,647 Awards redeposited for future issuance) that have been awarded under the 2021 Plan remain issued and outstanding.

Compensation of Directors Table

The following table summarizes all compensation paid to our non-executive directors for the eight month transition period ended June 30, 2026.

Name	Fees Earned Or Paid In Cash ($)	Option/Equity Awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chuck Bretz	-	105,000	-	-	-	105,000
Jerry Glauser	-	-	-	-	-	-
Leathem Stearn	-	-	-	-	-	-
Gurvinder Pal Singh	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

Each of our non-executive directors will be party to a Director’s Service Agreement. Pursuant to that agreement, non-employee directors will be compensated for their services by the annual issuance of options to acquire up to 5,000 shares of the Company’s common stock at an exercise price equal to fair market value of the common stock as of the date of grant (the “Director Options”).

On May 8, 2025, under its Incentive Plan, the Board approved the granting of Director Options to purchase an aggregate 40,000 shares of its common stock. 28,000 of the options vest immediately and 12,000 of the options vest over a 4-month period, expire five years from the date of grant at an exercise price of $2.86 per share and had an aggregate fair value of $114,400 at the date of grant.

On June 10, 2026, the Board granted fully vested stock options to purchase 80,000 shares to Mr. Bretz for his services as a non-executive director and had an aggregate fair value of $105,000 at the date of grant.

The Director Options are subject to continued service by the director as a member of the board of directors. The agreement will also provide for indemnification of directors to the fullest extent permitted by Nevada law.

It is contemplated that non-executive directors will be granted a comparable amount of Director Options for each year of service. The Company has not yet authorized or issued Director Options for the year of service of its non-executive directors, which commenced on September 23, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 12, 2026, the beneficial ownership of our common stock by each director and executive officer, by each person known by us to beneficially own 5% or more of our common stock and by directors and executive officers as a group. Unless otherwise stated, the address of the persons set forth in the table is c/o the Company, 3321 College Ave, Suite 246, Davie, Florida 33314:

Officers and Directors	Title	Shares	% of Class(1)	% of Voting Power(2)
Ian Bothwell(3)	Chief Executive Officer and Chief Financial Officer and Director	1,820,094	21.24%	35.91%
Dr. George Shapiro(4)	Chief Medical Officer and Director	1,311,271	15.62%	7.65%
Chuck Bretz(5)	Director – Chairman of the Board	150,000	1.94%	*
Jerry Glauser(6)	Director	403,334	5.22%	2.56%
Leathem Stearn(7)	Director	273,334	3.54%	1.73%
Gurvinder Pal Singh(8)	Director	20,000	*	*

All officers and directors as a group (6 persons)		3,978,033	40.39%	45.29%

Other 5% or Greater Stockholders
Greyt Ventures LLC(9)		2,117,500	22.64%	36.59%
Dr. Bhupendra Kumar Modi(10)		500,000	6.60%	3.23%
Skycrest Holdings LLC(11)		461,371	6.09%	2.98%

*	Less than 1%.

(1)	Based on 7,574,941 shares of vested common stock outstanding as of October 12, 2026
(2)	Based on 7,574,941 shares of vested common stock and 100 Series C Preferred Shares outstanding as of October 12, 2026. The shares of common stock and the Series C Preferred Shares vote together as a single class on all matters presented to stockholders, except as required by Nevada law. Each Series C Preferred Share entitles the holder to 51.0% of the combined voting power of the Company’s capital stock and an aggregate of 51.0% for all 100 Series C Preferred Shares outstanding, notwithstanding the number of shares of common stock outstanding.
(3)	Includes vested warrants to purchase 37,500 shares of common stock of the Company, vested options to purchase 955,000 shares of common stock of the Company under the Plan and 50 Series C Preferred Shares.
(4)	Includes vested options to purchase 820,750 shares of common stock of the Company under the Plan.
(5)	Includes vested options to purchase 150,000 shares of common stock of the Company under the Plan.
(6)	Includes vested options to purchase 145,000 shares of common stock of the Company under the Plan.
(7)	Includes 125,000 shares of common stock held of record by Stearn Enterprises LLC, of which Mr. Stearn is the sole beneficial owner. Includes vested options to purchase 145,000 shares of common stock of the Company under the Plan.
(8)	Includes vested options to purchase 20,000 shares of common stock of the Company under the Plan.
(9)	20533 Biscayne Blvd., Suite 648, Aventura, FL 33180. Represents 337,500 shares of common stock, vested warrants to purchase 1,780,000 shares of common stock and 50 Series C Preferred Shares held of record by Greyt Ventures LLC, of which Ms. Wendy Grey is the sole member and manager.
(10)	6 Marina Boulevard # 63-18, Singapore 018985. Represents 250,000 shares of common stock held of record by Beyond 100 FZE and 250,000 shares of common stock held of record by Smart Co. Holding Pte. Ltd., each of which Dr. Modi is the sole beneficial owner.
(11)	812 Meridian Lane, Hollywood FL 33020. Represents 461,371 shares of common stock held of record by Skycrest Holdings, LLC, of which Louis Birdman is the managing member.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Board Stock Compensation Plan(1)	-0-	-	22,570

2021 Equity Incentive Plan(2)	5,001,895	$1.95	1,537,605

(1)	The Company is no longer using the Board Stock Compensation Plan to compensate its non-executive directors.
(2)	As of June 30, 2026.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Review, Approval and Ratification of Related Party Transactions

Review, approval, or ratification of transactions with our executive officers, directors and significant stockholders are subject to approval or ratification by a majority of disinterested directors. Such transactions require approval or ratification by a majority of our independent directors or a committee of the board of directors consisting of independent directors.

Interests in Affiliated Entities

Exotropin

During the year ended October 31, 2023, the Company invested $100,000 in cash (representing a 10% equity interest at the time of the investment) in the non-marketable equity securities of Exotropin LLC, a privately held skin-care formulator (“Exotropin”). Both Greyt, a principal shareholder of the Company and Skycrest, a former principal shareholder of the Company, each owned a 20% interest in Exotropin. In addition, Mr. Robert Smoley, a consultant and advisor to the Company was also the Chief Operating Officer of Exotropin (until November 2024). In addition, the Company’s Chief Medical Officer was granted an option to acquire up to 200,000 membership interests in Exotropin, of which 100,000 vested immediately and the remaining 100,000 units will vest based on future sales of Exotropin attributed to the Chief Medical Officer. The option price is $20,000 for the 200,000 membership interests.

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

On March 31, 2026 (“Execution Date”) the Company, Greyt and Skycrest Holdings, LLC, a former principal shareholder of the Company (“Skycrest” and, together with the Company and Greyt, each a “Seller” and collectively “Sellers”) entered into a purchase and sales agreement (“Agreement”) to sell their Membership Units in Exotropin and terminate the Sales Representative Agreement (“Sales Agreement”) between the Company and Exotropin. During the eight months ended June 30, 2026, the Company recorded a gain of $390,000 from the sale of its Exotropin interests comprised of the proceeds of $376,000 received from the sale of its interests in Exotropin and the reduction of previously recorded liabilities of $14,000. For the eight months ended June 30, 2026 and the years ended October 31, 2025 and 2024, $0, $45,000 and $81,000 of commissions, respectively, were paid to the Company in connection with the Sales Agreement.

Investment in Serephon

On May 12, 2026, Ian Bothwell, the Company’s Chief Executive Officer and Chief Financial Officer, Dr. George Shapiro, the Company’s Chief Medical Officer, Greyt Ventures LLC, a principal shareholder of the Company and the Company formed Serephon LLC (“Serephon”), a Delaware limited liability company. Serephon intends to act as a management services organization providing non-clinical administrative, operational, advisory, technology, marketing, management, equipment, procurement, and other lawful support services to physician-owned medical practices and other lawful healthcare-adjacent businesses, while not engaging in the practice of medicine.

In connection with the Serephon business, the Company agreed to supply biologic products to Serephon and/or Serephon’s participating clinics, in exchange for an initial fifty percent (50%) Class A limited liability company membership interest (48 units) in Serephon, with the remaining Class A limited liability company membership interests owned equally by Greyt (16 units), Dr. Shapiro (16 Units) and Mr. Bothwell (16 Units).

Sales to Related Parties

For the eight months transition period ended June 30, 2026 and the years ended October 31, 2025 and 2024, the Company sold a total of approximately $0, $88,000 and $199,000 of product to a management services organization (“MSO”) that provides administrative services and contracts for medical supplies for several medical practices, of which Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors has an indirect economic interest in the parent company that owns the MSO.

For the eight months ended June 30, 2026, the Company sold a total of approximately $70,000 of product to a medical practice of which Dr. George Shapiro, the Company’s Chief Medical Officer and a member of the board of directors has an economic interest.

Stock Compensation

In addition to the above related party transactions, during the eight month transition period ended June 30, 2026 and the years ended October 31, 2025 and 2024,

●	The Company recognized $799,000, $0 and $375,000, respectively, of compensation expense related to fair value of shares issued to officers and directors and related parties.

●	The Company recognized $3,456,000, $1,289,000 and $776,000, respectively, of compensation expense related to fair value of options granted to officers and directors and related parties.

●	The Company recognized $227,000, $0 and $0, of expense related to share-based compensation accounted for as a liability in connection with options granted to officers and directors and related parties.

●	The Company recognized $215,000, $2,802,000 and $2,294,000, respectively, of compensation expense related to fair value of warrants granted to related parties.

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

Item 14. Principal Accounting Fees and Services.

Weinberg & Company P.A. (“Weinberg”) has served as the Company’s independent registered public accounting firm for the eight month transition period ended June 30, 2026 and the fiscal years ended October 31, 2025 and 2024.

Audit Fees

The aggregate fees billed the Company for the eight month transition period ended June 30, 2026 and the fiscal years ended October 31, 2025 and 2024 for professional services rendered by Weinberg for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by such firm in connection with statutory and regulatory filings or engagements for that period and those fiscal years were:

Eight Month Transition Period Ended June 30, 2026:	$128,000

Fiscal Year Ended October 31, 2025:	$150,000

Fiscal Year Ended October 31, 2024:	$150,000

Audit-Related Fees

The aggregate fees billed the Company for the eight month transition period ended June 30, 2026 and the fiscal years ended October 31, 2025 and 2024 for assurance and related services by Weinberg that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A were:

Eight Month Transition Period Ended June 30, 2026:	$14,900

Fiscal Year Ended October 31, 2025:	$-

Fiscal Year Ended October 31, 2024:	$10,300

Tax Fees

The aggregate fees billed the Company for the eight month transition period ended June 30, 2026 and the fiscal years ended October 31, 2025 and 2024 for professional services rendered by Weinberg for tax compliance, tax advice, and tax planning were:

Eight Month Transition Period Ended June 30, 2026:	$25,000

Fiscal Year Ended October 31, 2025:	$25,000

Fiscal Year Ended October 31, 2024:	$25,000

All Other Fees

The aggregate fees billed the Company for the eight month transition period ended June 30, 2026 and the fiscal years ended October 31, 2025 and 2024 for products and services provided by Weinberg, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A were:

Eight Month Transition Period Ended June 30, 2026:	$-

Fiscal Year Ended October 31, 2025:	$-

Fiscal Year Ended October 31, 2024:	$-

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

Our Board pre-approves all services provided by our independent registered public accounting firms. All of the above services and fees were reviewed and approved by the Board either before or after the respective services were rendered. The Board has considered the nature and amount of fees billed by Weinberg and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Weinberg’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Report:

(1)

Financial Statements. The following consolidated financial statements and the report of our independent registered public accounting firm, are filed as “Item 8. Financial Statements and Supplementary Data” of this Report:

Report of Independent Registered Public Accounting Firm	F-2 – F-3
Consolidated Balance Sheets as of June 30, 2026 and October 31, 2025	F-4
Consolidated Statements of Operations for the eight-month period ended June 30, 2026 and the years ended October 31, 2025 and 2024	F-5
Consolidated Statement of Changes In Stockholders’ Deficit for the eight-month period ended June 30, 2026 and the years ended October 31, 2025 and 2024	F-6
Consolidated Statements of Cash flows for the eight-month period ended June 30, 2026 and the years ended October 31, 2025 and 2024	F-7
Notes to Consolidated Financial Statements	F-8 – F-39

(2)	Financial Statement Schedules.

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

10.23	Form of the Subsidiary Guarantee, dated March 29, 2017, by and among Biotech Products Services and Research, Inc. and each of its Subsidiaries (Filed as an exhibit to the Registrant’s Form 8-K filed on April 3, 2017 and incorporated by reference herein)
10.24+	Employment Agreement, dated as of May 1, 2017, by and between Peter Taddeo and Mint Organics Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 23, 2017 and incorporated by reference herein)
10.25	Lease Agreement, dated May 23, 2017, by and between Sunwest Office Park, LLC and Anu Life Sciences, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on May 23, 2017 and incorporated by reference herein)
10.26	Asset Purchase Agreement, dated February 5, 2018, by and among Vera Acquisition, LLC, Anu Life Sciences, Inc., Biotech Products Services and Research, Inc. and Controlling Stockholders, and General Surgical Florida, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)
10.27	Distribution Agreement, dated February 5, 2018, by and between Vera Acquisition, LLC, and Biotech Products Services and Research, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on February 9, 2018 and incorporated by reference herein)
10.28	Separation and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo, and Mint Organics, Inc., Mint Organics Florida, Inc., Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.29	Share Purchase and General Release Agreement, dated April 6, 2018, by and between Peter Taddeo and Biotech Products Services and Research, Inc. and Mint Organics, Inc. (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.30+	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Ian T. Bothwell (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)
10.31+	Amendment No. 2, dated April 6, 2018, to Employment Agreement between Biotech Products Services and Research, Inc. and Maria I. Mitrani (Filed as an exhibit to the Registrant’s Form 8-K filed on April 12, 2018 and incorporated by reference herein)

Exhibit No:	Description:
10.32	Form of Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on April 26, 2018 and incorporated by reference herein)
10.33	Form of 2018 6% Convertible Debenture Issued by Biotech Products Services And Research, Inc., a Nevada corporation (Filed as an exhibit to the Registrant’s Form 10-K filed on November 1, 2018 and incorporated by reference herein)
10.34	Consulting Services Agreement effective as of March 30, 2020 between Assure Immune L.L.C and the Company (Filed as an exhibit to the Registrant’s Form 8-K filed on April 30, 2020 and incorporated by reference herein)
10.35+	Amended and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Albert Mitrani dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.36+	Amended and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Dr. Maria Mitrani dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.37+	Amended and Restated Employment Agreement between Organicell Regenerative Medicine Inc. and Ian T. Bothwell dated June 29, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.38+	Warrant for the purchase of shares of common stock of Organicell Regenerative Medicine inc. issued to Ian Bothwell dated February 26, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.39	Warrant for the purchase of shares of common stock of Organicell Regenerative Medicine inc. issued to Raymond Zoeller dated May 15, 2020 (Filed as an exhibit to the Registrant’s Form 10-K filed on October 16, 2020 and incorporated by reference herein)
10.40+	2021 Equity Incentive Plan (Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-260621) and incorporated by reference herein)
10.41+	Exchange Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on November 2, 2021 and incorporated by reference herein)
10.42	Securities Purchase Agreement dated January 11, 2022 with AJB Capital Investment (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2022 and incorporated by reference herein)
10.43	Promissory Note dated January 11, 2022 made in favor of AJB Capital Investment (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2022 and incorporated by reference herein)
10.44	Stock Purchase Agreement with Skycrest Holdings, LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.45	Stock Purchase Agreement with Greyt Ventures LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.46	Stock Purchase Agreement with Beyond 100 FZE (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.47	Stock Purchase Agreement with Smart Co. Holding Pte. Ltd. (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.48	Consulting Agreement with Skycrest Holdings, LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.49	Consulting Agreement with Greyt Ventures LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.50	Warrant issued to Skycrest Holdings, LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.51	Warrant issued to Greyt Ventures LLC (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.52+	Amendment to Albert Mitrani Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.53+	Amendment to Dr. Maria Ines Mitrani Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.54+	Amendment to Ian T. Bothwell Employment Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.55+	Termination of Consulting Arrangement with Dr. George Shapiro (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)

Exhibit No:	Description:
10.56+	Form of Warrant to be issued to Ian T. Bothwell and Dr. George Shapiro (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.57+	Termination of Management and Consulting Performance Plan Awards (Filed as an exhibit to the Registrant’s Form 8-K filed on August 23, 2022 and incorporated by reference herein)
10.58	Purchase Agreement between Organicell and Tysadco Partners LLC, dated September 1, 2022 (Filed as an exhibit to the Registrant’s Form 8-K filed on September 6, 2022 and incorporated by reference herein)
10.59	Registration Rights Agreement between Organicell and Tysadco Partners LLC, dated September 1, 2022 (Filed as an exhibit to the Registrant’s Form 8-K filed on September 6, 2022 and incorporated by reference herein)
10.60+	Form of Director Services Agreement (Filed as an exhibit to the Registrant’s Form 8-K filed on September 27, 2022 and incorporated by reference herein)
10.61+	Amendment to Dr. Maria Ines Mitrani Employment Agreement, dated February 9, 2023 (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2023 and incorporated by reference herein)
10.62+	Amendment to Albert Mitrani Employment Agreement, dated February 9, 2023 (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2023 and incorporated by reference herein)
10.63+	Amendment to Ian Bothwell Employment Agreement, dated February 9, 2023 (Filed as an exhibit to the Registrant’s Form 10-K filed on February 14, 2023 and incorporated by reference herein)
10.64+	Employment Agreement with Dr. Harry Leider (Filed as an exhibit to the Registrant’s Form 8-K filed on June 6, 2023 and incorporated by reference herein)
10.65+	Employment Agreement with Dr. Howard Golub (Filed as an exhibit to the Registrant’s Form 8-K filed on June 6, 2023 and incorporated by reference herein)
10.66+	Employment Agreement with John D. Kisiday, Ph.D. (Filed as an exhibit to the Registrant’s Form 8-K filed on January 28, 2026 and incorporated by reference herein)
21.1	Subsidiaries of the Registrant (Filed herewith)
23.1	Consent of Weinberg & Company P.A. (Filed herewith)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer (Filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Filed herewith)
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management compensation plan or arrangement.
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
(Principal Executive, Financial and Accounting Officer) October 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ian T. Bothwell	Chief Executive Officer, Chief Financial Officer, Director	October 13, 2026
Ian T. Bothwell	(Principal Executive, Financial and Accounting Officer)

/s/ George Shapiro	Chief Medical Officer, Director	October 13, 2026
George Shapiro, M.D.

/s/ Chuck Bretz	Director and Chairman of the Board	October 13, 2026
Chuck Bretz

/s/ S. Jerry Glauser	Director	October 13, 2026
S. Jerry Glauser

/s/ Leathem Stearn	Director	October 13, 2026
Leathem Stearn